Form 10-Q
period 2015-03-31
Flex Pharma, Inc.
filed 2015-05-06
CIK 1615219

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from to

Commission File Number: 001-36812

FLEX PHARMA, INC.
(Exact name of Registrant as specified in its charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	46-5087339 (I.R.S. Employer Identification Number)
800 Boylston Street, 24th Floor, Boston, MA 02199
(Address of principal executive offices)(Zip Code)

Registrant's Telephone Number, Including Area Code: (617) 874-1821

Former Name, Former Address and Former Fiscal Year, If Changed Since Last Report: Not Applicable

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-accelerated Filer ☒	Smaller Reporting Company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐ No ☒

As of April 30, 2015, there were 17,934,831 shares of common stock outstanding.

FLEX PHARMA, INC.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements that involve substantial risks and uncertainties. All statements, other than statements related to present facts or current conditions or historical facts, contained in this Quarterly Report on Form 10-Q, including statements regarding our strategy, future operations, future financial position, projected costs, timelines for clinical development of our drug product candidates and the launch of our consumer products, the expected timing for the reporting of data from ongoing and future studies, prospects, plans and objectives of management, are forward looking statements. The words "anticipate," "believe," "estimate," "expect," "intend," "may," "plan," "predict," "project," "target," "potential," "will," "would," "could," "should," "continue" and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words.

Forward-looking statements are not guarantees of future performance and our actual results could differ materially from the results discussed in the forward-looking statements. Factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, the status, timing, costs, results and interpretation of our clinical studies; the uncertainties inherent in conducting clinical studies; results from our ongoing and planned preclinical development; expectations of our ability to make regulatory filings and obtain and maintain regulatory approvals; our ability to develop and commercialize our consumer products; anticipated positioning and attributes of our consumer products; results of early clinical studies as indicative of the results of future trials; availability of funding sufficient for our foreseeable and unforeseeable operating expenses and capital expenditure requirements; other matters that could affect the availability or commercial potential of our consumer or drug product candidates; the inherent uncertainties associated with intellectual property; and other factors discussed in this Quarterly Report on Form 10-Q, our Annual Report on Form 10-K and other filings with the Securities and Exchange Commission, or SEC.

As a result of these and other factors, we may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. We do not assume any obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

FLEX PHARMA, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	March 31, 2015	December 31, 2014

Assets
Current assets:
Cash	$110,522,454	$33,854,153
Prepaid expenses and other current assets	1,054,674	370,396
Total current assets	111,577,128	34,224,549
Property and equipment, net	104,516	85,144
Deferred IPO issuance costs	—	1,074,794
Deferred tax assets	50,103	50,103
Other assets	85,200	50,000
Restricted cash	126,835	126,808
Total assets	$111,943,782	$35,611,398
Liabilities, convertible preferred stock and stockholders' equity (deficit)
Current liabilities:
Accounts payable	$567,893	$578,653
Accrued expenses and other current liabilities	777,524	416,524
Deferred tax liabilities	50,103	50,103
Deferred rent, current portion	21,881	21,881
Total current liabilities	1,417,401	1,067,161
Deferred rent, net of current portion	29,748	35,968
Other long term liabilities	415,442	15,442
Total liabilities	1,862,591	1,118,571
Convertible preferred stock:
Series A convertible preferred stock, $0.0001 par value; none and 16,000,000 shares authorized at March 31, 2015 and December 31, 2014, respectively, and none and 15,775,221 shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively	—	15,637,032
Series B convertible preferred stock, $0.0001 par value; none and 14,500,000 shares authorized at March 31, 2015 and December 31, 2014, respectively, and none and 14,078,647 shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively	—	25,394,135
Stockholders' equity (deficit):
Preferred stock, $0.0001 par value; 10,000,000 shares and none authorized at March 31, 2015 and December 31, 2014, respectively; none issued or outstanding at March 31, 2015 and December 31, 2014	—	—
Common stock, $0.0001 par value; 100,000,000 and 61,000,000 shares authorized at March 31, 2015 and December 31, 2014, respectively, 17,933,664 and 5,434,301 shares issued at March 31, 2015 and December 31, 2014, respectively, and 14,932,098 and 2,215,711 shares outstanding at March 31, 2015 and December 31, 2014, respectively	1,493	221
Additional paid-in capital	124,108,139	1,472,299
Accumulated deficit	(14,028,441)	(8,010,860)
Total stockholders' equity (deficit)	110,081,191	(6,538,340)
Total liabilities, convertible preferred stock and stockholders' equity (deficit)	$111,943,782	$35,611,398

See accompanying notes to condensed consolidated financial statements.

FLEX PHARMA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (Unaudited)

	Three Months Ended March 31, 2015	Period from February 26, 2014 (Inception) to March 31, 2014
Operating expenses:
Research and development	$2,804,946	$30,023
General and administrative	3,216,212	62,700
Total operating expenses	6,021,158	92,723
Loss from operations	(6,021,158)	(92,723)
Interest income	3,577	—
Net loss	$(6,017,581)	$(92,723)
Comprehensive loss	$(6,017,581)	$(92,723)
Net loss per share attributable to common stockholders — basic and diluted	$(0.59)	$(0.07)
Weighted-average number of common shares outstanding — basic and diluted	10,179,955	1,370,125

See accompanying notes to condensed consolidated financial statements.

FLEX PHARMA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended March 31, 2015	Period from February 26, 2014 (Inception) to March 31, 2014
Operating activities
Net loss	$(6,017,581)	$(92,723)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	9,359	—
Stock-based compensation	1,745,760	11,935
Changes in operating assets and liabilities:
Restricted cash	(27)	—
Prepaid expenses and other current assets	(684,278)	(364)
Other assets	(35,200)	—
Accounts payable	311,305	—
Accrued expenses	536,148	155,454
Deferred rent	(6,220)	—
Net cash (used in) provided by operating activities	(4,140,734)	74,302
Investing activities
Purchases of property and equipment	(26,395)	—
Net cash used in investing activities	(26,395)	—
Financing activities
Proceeds from initial public offering, net of offering costs	80,435,430	—
Proceeds from issuance of Series A convertible preferred stock, net of issuance costs	—	9,920,000
Proceeds received for Series A convertible preferred stock in advance of April 2014 issuance	—	715,000
Proceeds from sale of restricted common stock to founders	—	1,950
Proceeds from early exercise of stock options	400,000	—
Net cash provided by financing activities	80,835,430	10,636,950
Net increase in cash	76,668,301	10,711,252
Cash at beginning of period	33,854,153	—
Cash at end of period	$110,522,454	$10,711,252
Supplemental cash flow information
Property and equipment purchases included in accounts payable	$23,336	$—
IPO issuance costs included in accounts payable and accrued expenses at December 31, 2014	$499,549	$—
IPO issuance costs paid in cash through December 31, 2014	$575,245	$—

See accompanying notes to condensed consolidated financial statements.

FLEX PHARMA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
1. Organization and operations
The Company
Flex Pharma, Inc. (the "Company") is a biotechnology company that was incorporated in Delaware on February 26, 2014 and has a principal place of business in Boston, Massachusetts. The Company is developing innovative and proprietary treatments for nocturnal leg cramps and spasms associated with severe neuromuscular conditions. The Company believes that activation of certain receptors in primary sensory neurons reduces the repetitive firing, or hyperexcitability, of alpha-motor neurons, thereby preventing or reducing the frequency and intensity of muscle cramps and spasms. The Company also believes that it is the only company developing products based on this mechanism of muscle cramp and spasm inhibition.
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
In February 2015, the Company sold 5,491,191 shares of common stock (inclusive of 91,191 shares of common stock sold by the Company pursuant to the exercise of an overallotment option granted to the underwriters in connection with the offering) through an underwritten initial public offering ("IPO") at a price of $16.00 per share. The aggregate net proceeds received by the Company from the offering were approximately $79,900,000, after deducting underwriting discounts and commissions and offering expenses payable by the Company of approximately $8,000,000 (See Note 2).
Liquidity
The Company has incurred an accumulated deficit of $14,028,441 since inception and will require substantial additional capital to fund its research and development and the launch and growth of its consumer brand. The Company had an unrestricted cash balance of $110,522,454 at March 31, 2015. The Company believes its existing unrestricted cash will be sufficient to allow the Company to fund its current operating plan for at least the next 12 months.
2. Summary of significant accounting policies and recent accounting pronouncements
The accompanying unaudited condensed consolidated financial statements reflect the application of certain significant accounting policies as described below and elsewhere in these notes to the condensed consolidated financial statements. As of March 31, 2015, the Company’s significant accounting policies, which are detailed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014 (the “2014 10-K”), have not changed.
Unaudited interim financial information

Certain information and footnote disclosures normally included in the Company’s annual financial statements have been condensed or omitted. Accordingly, these interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s 2014 10-K.

The unaudited condensed consolidated financial statements as of March 31, 2015 and March 31, 2014, for the three months ended March 31, 2015 and for the period from February 26, 2014 (inception) to March 31, 2014 and the related information contained within the notes to the condensed consolidated financial statements are unaudited. The unaudited condensed consolidated financial statements have been prepared on the same basis as the annual audited consolidated financial statements, and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of the Company’s consolidated financial position as of March 31, 2015, and the condensed consolidated statements of operations and comprehensive loss and cash flows for the three months ended March 31, 2015 and for the period from February

FLEX PHARMA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)

26, 2014 (inception) to March 31, 2014. The results for the three months ended March 31, 2015 are not necessarily indicative of results to be expected for the year ending December 31, 2015, or any other future annual or interim periods.
Initial public offering
On February 3, 2015, the Company completed its IPO, whereby the Company sold 5,491,191 shares of its common stock (inclusive of 91,191 shares of common stock sold by the Company pursuant to the exercise of an overallotment option granted to the underwriters in connection with the IPO) at a price of $16.00 per share. The shares began trading on the Nasdaq Global Market on January 29, 2015. The aggregate net proceeds received by the Company from the IPO were approximately $79,900,000, after deducting underwriting discounts and commissions and other offering expenses payable by the Company. Upon the closing of the IPO, all outstanding shares of convertible preferred stock converted into 6,971,108 shares of common stock. Additionally, the Company is now authorized to issue 100,000,000 shares of common stock.
Deferred IPO issuance costs, which primarily consisted of direct incremental legal and accounting fees related to the Company's IPO, were previously capitalized at December 31, 2014. Upon the closing of the IPO in February 2015, IPO issuance costs, which totaled $1,848,737, were offset against the IPO proceeds within additional paid-in capital.
Reverse stock split
On January 15, 2015, the Company effected a one-for-4.2825 reverse stock split of its issued and outstanding common stock. All share and per share amounts related to issued and outstanding common stock and stock options included in the Company's condensed consolidated financial statements and notes to the condensed consolidated financial statements have been retroactively adjusted for all periods presented to reflect this reverse stock split, including reclassifying an amount equal to the reduction in par value of common stock to additional paid-in-capital. The conversion ratios of the Company's previously outstanding shares of convertible preferred stock were also adjusted to reflect the reverse stock split.
Basis of presentation and use of estimates
The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America ("GAAP"). Any reference in these notes to applicable guidance is meant to refer to the authoritative United States generally accepted accounting principles as found in the Accounting Standards Codification ("ASC") and Accounting Standards Update ("ASU") of the Financial Accounting Standards Board ("FASB"). The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. On an ongoing basis, the Company's management evaluates its estimates, which include, but are not limited to, estimates related to clinical study accruals, stock-based compensation expense, and amounts of expenses during the reported period. The Company bases its estimates on historical experience and other market-specific or other relevant assumptions that it believes to be reasonable under the circumstances. Actual results may differ from those estimates or assumptions.
Prior to the completion of its IPO in February 2015, the Company utilized significant estimates and assumptions in determining the fair value of its common stock. The Company utilized various valuation methodologies in accordance with the framework of the 2004 and 2013 American Institute of Certified Public Accountants Technical Practice Aids, Valuation of Privately-Held Company Equity Securities Issued as Compensation, to estimate the fair value of its common stock. Each valuation methodology included estimates and assumptions that required the Company's judgment. These estimates and assumptions included a number of objective and subjective factors, including external market conditions affecting the biotechnology industry sector, the prices at which the Company sold shares of preferred stock, the superior rights and preferences of securities senior to the Company's common stock at the time and the likelihood of achieving a liquidity event, such as an initial public offering or a sale of the Company. Significant changes to the key assumptions used in the valuations could result in different fair values of common stock at each valuation date and materially affect the financial statements.
Principles of consolidation

FLEX PHARMA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)

The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, TK Pharma, Inc., a Massachusetts Securities Corporation. All significant intercompany balances and transactions have been eliminated in consolidation.

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

The Company believes that the impact of other recently issued standards that are not yet effective will not have a material effect on its consolidated financial position or results of operations upon adoption.
3. Net loss per share
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
Because the Company has reported a net loss for the periods presented, diluted net loss per common share is the same as basic net loss per common share.
The following potentially dilutive securities outstanding, prior to the use of the treasury stock method or if-converted method, have been excluded from the computation of diluted weighted-average shares outstanding, because such securities had an antidilutive impact due to the loss reported for the three months ended March 31, 2015 and for the period from February 26, 2014 (inception) to March 31, 2014:

	Three Months Ended March 31, 2015	Period from February 26, 2014 (Inception) to March 31, 2014
Unvested restricted common stock sold to founders	2,964,502	3,343,922
Unvested restricted common stock issued upon early exercise of stock options	37,064	—
Options to purchase common stock	1,154,161	—
Series A preferred stock	—	10,000,000
Total	4,155,727	13,343,922

FLEX PHARMA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)

4. Accrued expenses and other current liabilities
Accrued expenses and other current liabilities consisted of the following:

	March 31, 2015	December 31, 2014
Payroll and employee-related costs	$378,805	$34,218
Consumer brand-related costs	179,028	23,635
Research and development costs	91,179	125,067
Professional fees	81,375	15,500
Other	47,137	42,955
Deferred IPO issuance costs	—	175,149
Total	$777,524	$416,524

5. Common stock
As of March 31, 2015, the Company had authorized 100,000,000 shares of common stock, $0.0001 par value per share. Each share of common stock is entitled to one vote. The holders of common stock are also entitled to receive dividends whenever funds are legally available and when declared by the board of directors.
Restricted common stock
In March 2014, the Company sold 4,553,415 shares of restricted common stock to the founders of the Company ("recipients"), for $0.0004 per share, for total proceeds of $1,950. In April 2014, based upon anti-dilution provisions granted to the recipients, an additional 867,314 shares of restricted common stock were sold to the same recipients, after which the anti-dilution provisions were terminated. The restricted common stock vested 25% upon issuance, and the remaining 75% vests ratably over four years, during which time the Company has the right to repurchase the unvested shares held by a recipient if the relationship between such recipient and the Company ceases. If the relationship terminates, the Company has 90 days to repurchase unvested shares at $0.0004 per share. Such shares are not accounted for as outstanding until they vest. There were 2,456,227 shares of restricted common stock outstanding as of March 31, 2015. Unvested restricted common stock awards to non-employees are re-measured at each vest date and each financial reporting date.
The following is a summary of restricted common stock activity related to shares sold to the Company's founders:

	Number of Shares	Weighted-Average Grant Date Fair Value
Non-vested at December 31, 2014	3,218,590	$0.10
Vested	(254,088)	0.10
Non-vested at March 31, 2015	2,964,502	$0.10

Early exercise of stock options
During the first quarter of 2015, 37,064 employee stock options, with a weighted-average grant date fair value of $10.79 per share, were exercised pursuant to an early exercise provision in an employee's stock option agreement. None of the exercised options had vested as of March 31, 2015, and the early exercise provision contains a repurchase option by the Company. Accordingly, the $400,000 of exercise proceeds received by the Company are being accounted for as a liability on the Company's condensed consolidated balance sheet at March 31, 2015. The proceeds received will remain classified as a liability and the related shares will not be considered outstanding, for

FLEX PHARMA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

accounting purposes, until the shares vest in the first quarter of 2016.

6. Stock-based compensation
In March 2014, the Company adopted the Flex Pharma, Inc. 2014 Equity Incentive Plan (the "2014 Plan"), under which it had the ability to grant incentive stock options, non-qualified stock options, restricted stock awards, restricted stock units and stock appreciation rights to purchase up to 116,754 shares of common stock. In April 2014, the Company amended the 2014 Plan to reserve for the issuance of up to 1,451,087 shares of common stock pursuant to equity awards. In September 2014, the Company further amended the 2014 Plan to reserve for the issuance of up to 2,070,200 shares of common stock pursuant to equity awards. Terms of stock award agreements, including vesting requirements, were determined by the board of directors, subject to the provisions of the 2014 Plan. For options granted under the 2014 Plan, the exercise price equaled the fair market value of the common stock as determined by the board of directors on the date of grant. No further awards will be granted under the 2014 Plan.
In January 2015, the Company's board of directors adopted and the Company's stockholders approved the 2015 Equity Incentive Plan (the "2015 Plan"), which became effective immediately prior to the closing of the Company's IPO. The 2015 Plan provides for the grant of incentive stock options ("ISOs"), nonstatutory stock options, restricted stock awards, restricted stock units, stock appreciation rights, performance-based stock awards, and other stock-based awards. Additionally, the 2015 Plan provides for the grant of performance-based cash awards. ISOs may be granted only to the Company's employees. All other awards may be granted to the Company's employees, including officers, and to non-employee directors and consultants. As of March 31, 2015, there were 887,583 shares remaining available for the grant of stock awards under the 2015 Plan (inclusive of 65,489 shares remaining available for grant of stock awards transferred from the 2014 Plan).
The Company has awarded stock options to its employees, directors, advisors and consultants, pursuant to the plans described above. Stock options subsequent to the completion of the Company's IPO are granted with an exercise price equal to the closing market price of the Company's common stock on the date of grant. Stock options generally vest over four years and have a contractual term of ten years. Stock options are valued using the Black-Scholes option pricing model and compensation cost is recognized based on the resulting value over the service period. Unvested awards to non-employees are re-measured at each vest date and at each financial reporting date. The following table summarizes stock option activity for employees and non-employees for the three months ended March 31, 2015:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2014	926,832	$3.40
Granted	287,743	13.19
Exercised	(37,064)	10.79
Cancelled or forfeited	(23,350)	10.79
Outstanding at March 31, 2015	1,154,161	$5.46	9.50	$16,324,513
Exercisable at March 31, 2015	13,017	$0.61	9.04	$247,174
Vested or expected to vest at March 31, 2015	1,084,741	$5.37	9.50	$15,431,131

FLEX PHARMA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)

Total stock-based compensation expense recognized for employee and non-employee restricted common stock, and stock options granted to employees and non-employees is included in the Company's condensed consolidated statement of operations and comprehensive loss as follows:

	Three Months Ended March 31, 2015	Period from February 26, 2014 (Inception) to March 31, 2014
Research and development	$957,210	$6,558
General and administrative	788,550	5,377
Total	$1,745,760	$11,935

As of March 31, 2015, there was approximately $21,954,603 of total unrecognized compensation cost related to non-vested equity awards. Total unrecognized compensation cost will be adjusted for the re-measurement of non-employee awards as well as future changes in employee and non-employee forfeitures, if any. The Company expects to recognize that cost over a remaining weighted-average period of 3.08 years.
Employee stock purchase plan
In January 2015, the Company's board of directors also adopted, and the Company's stockholders approved, the 2015 Employee Stock Purchase Plan ("the ESPP"), which became effective upon the date of execution of the underwriting agreement pursuant to which the Company's common stock was priced in connection with the IPO. As of March 31, 2015, the Company had not yet instituted any offering periods under the ESPP and no shares of the Company's common stock have been purchased under the ESPP.
7. Income taxes
Deferred tax assets and deferred tax liabilities are recognized based on temporary differences between the financial reporting and tax basis of assets and liabilities using statutory rates. A valuation allowance is recorded against deferred tax assets if it is more likely than not that some or all of the deferred tax assets will not be realized. Based upon the Company's history of operating losses and the uncertainty surrounding the realization of the favorable tax attributes in future tax returns, the Company has recorded a full valuation allowance against the Company’s otherwise recognizable net deferred tax assets. There was no significant income tax provision or benefit for the three months ended March 31, 2015 and for the period from February 26, 2014 (inception) to March 31, 2014.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with the unaudited financial information and the notes thereto included herein, as well as our audited consolidated financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2014. Our actual results and the timing of selected events could differ materially from those anticipated in these forward-looking statements as a result of several factors, including those set forth under "Risk Factors" discussed in our Annual Report on Form 10-K for the year ended December 31, 2014.
Introduction
Our Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is provided in addition to the accompanying condensed consolidated financial statements and notes to assist readers in understanding our results of operations, financial condition, and cash flows. MD&A is organized as follows:
Overview - A discussion of our business and overall analysis of financial and other highlights affecting the company in order to provide context for the remainder of MD&A.

Results of Operations - An analysis of our financial results comparing the three months ended March 31, 2015 to the period from February 26, 2014 (inception) to March 31, 2014.
Liquidity and Capital Resources - An analysis of changes in our condensed consolidated balance sheets and cash flows, and discussion of our financial condition and potential sources of liquidity.
Critical Accounting Policies and Significant Judgments and Estimates - A discussion of critical accounting policies that require us to make subjective estimates and judgments.
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
We are also developing a consumer brand with products based on the same mechanism of action as our proprietary treatment. Our consumer brand and products will be targeted towards athletes experiencing exercise-associated muscle cramps, or EAMCs. EAMCs are painful, spasmodic and involuntary contractions of skeletal muscles that occur during or following exercise in individuals with no underlying metabolic, neurological or endocrine pathology. EAMCs can be experienced by individuals participating in any sport but are particularly prevalent in athletes engaging in high-intensity activities, such as running, cycling and triathlons. There are a number of well-known sports drinks and other consumer products used to prevent EAMCs. However, we do not believe any of these products have been proven to be clinically effective in preventing EAMCs. We anticipate launching our cornerstone product in the first half of 2016.
We have incurred an operating loss since our inception and we anticipate that we will continue to incur operating losses for at least the next several years. Our net loss was $6.0 million for the three months ended March 31, 2015 and our accumulated deficit was $14.0 million as of March 31, 2015. To date, we have financed our operations with net proceeds from the private placement of our preferred stock and our initial public offering.
Recent Developments
On January 15, 2015, we effected a one-for-4.2825 reverse stock split of our issued and outstanding common stock. All share and per share amounts related to issued and outstanding common stock and stock options included in our condensed consolidated financial statements and notes to condensed consolidated financial statements have been retroactively adjusted for all periods presented to reflect this reverse stock split. The conversion ratios of our previously outstanding shares of convertible preferred stock were also adjusted to reflect the reverse stock split.
In February 2015, we completed our initial public offering, or IPO, whereby we sold 5,491,191 shares of our common stock (inclusive of 91,191 shares of common stock sold by us pursuant to the exercise of an overallotment option granted to the underwriters in connection with the IPO) at a price of $16.00 per share. The shares began trading on the Nasdaq Global Market on January 29, 2015. The aggregate net proceeds received by us from the IPO were approximately $79.9 million, after deducting underwriting discounts and commissions and other offering expenses payable by us. Upon the closing of the IPO, all outstanding shares of convertible preferred stock were converted into 6,971,108 shares of common stock.
In the second quarter of 2015, we initiated a human proof-of-concept efficacy study in nocturnal leg cramps with our proprietary treatment. The randomized, blinded, placebo-controlled, cross-over study is expected to enroll approximately 40 subjects who experience nocturnal leg cramps at least four nights per week. This proof-of-concept study is being conducted in accordance with the regulatory framework applicable to dietary supplements rather than drugs because the U.S. Food and Drug Administration has indicated that the treatment of nocturnal leg cramps is an appropriate drug or dietary supplement claim.

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
Research and Development Expenses
Our research and development expenses have related primarily to the development of our proprietary treatment for muscle cramps and spasms. These costs include salaries and other compensation-related costs, including stock-based compensation, for research and development employees, costs of clinical studies of our proprietary treatment, costs for consultants who we utilize to supplement our personnel, fees paid to third parties, facilities and overhead expenses, cost of laboratory supplies and other outside expenses.
Research and development activities are central to our business model. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. We expect our research and development expenses to increase in the future as we increase personnel and compensation costs, increase our research efforts, conduct proof-of-concept clinical studies and perform preclinical work of our drug product candidates. It is difficult to determine, with certainty, the duration and completion costs of our current or future pre-clinical programs, clinical studies and clinical trials of our drug product candidates.
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
General and Administrative Expenses
General and administrative expenses consist primarily of salaries and other compensation-related costs, including stock-based compensation, for personnel in executive, finance and accounting, legal, corporate communications and general administration roles. Other significant costs include professional service fees including legal fees relating to patent and corporate matters, accounting fees, costs for consultants who we utilize to supplement our personnel, travel costs, and facility costs not otherwise included in research and development expenses.
General and administrative expenses also include costs related to our consumer brand and cornerstone product. Through March 31, 2015, these costs have included personnel costs, brand development costs, market research costs and other external costs. We are preparing to launch our cornerstone consumer product in the first half of 2016 and expect to initially target the following select geographic markets: Los Angeles, California, Aspen and Boulder, Colorado and Boston, Massachusetts. We expect to begin pre-launch activities in the second quarter of 2015 which will include, among other things, providing product samples, educating and beginning to build demand for our consumer product among our targeted demographic. As part of these efforts, we will conduct studies in athletic settings where athletes provide feedback of their experience with the product. As we prepare to launch our cornerstone consumer product in the first half of 2016, costs will increase as we hire additional personnel to support our pre-launch and launch activities and incur costs related to branding, product design, packaging, distribution, and other related sales and promotion activities.
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
Results of Operations
Three Months ended March 31, 2015 Compared to the Period from February 26, 2014 (Inception) to March 31, 2014
The following table sets forth the results of operations for the three months ended March 31, 2015 compared to the period from February 26, 2014 (inception) to March 31, 2014. During the period from February 26, 2014 (inception) to March 31, 2014, the Company was commencing operations and incurred minimal expenses.

	Three Months Ended March 31, 2015	Period from February 26, 2014 (Inception) to March 31, 2014	Increase (Decrease)
Operating expenses:
Research and development	$2,804,946	$30,023	$2,774,923
General and administrative	3,216,212	62,700	3,153,512
Total operating expenses	6,021,158	92,723	5,928,435
Loss from operations	(6,021,158)	(92,723)	(5,928,435)
Interest income	3,577	—	3,577
Net loss	$(6,017,581)	$(92,723)	$(5,924,858)

Research and Development Expenses
Research and development expenses were $2.8 million for the three months ended March 31, 2015 compared to approximately $30,000 for the period from February 26, 2014 (inception) to March 31, 2014. The increase of $2.8 million is primarily related to:

•	$1.5 million of personnel related costs including salaries and other compensation-related costs, including stock-based compensation;

•	$0.9 million of costs related to clinical studies of our proprietary treatment and related research activities;

•	$0.2 million of external consulting costs incurred to supplement our research and development personnel; and

•	$0.2 million of other costs, including costs related to allocated insurance, facility and office-related expenses and employee travel-related costs.
General and Administrative Expenses
General and administrative expenses were $3.2 million for the three months ended March 31, 2015 compared to approximately $63,000 for the period from February 26, 2014 (inception) to March 31, 2014. The increase of $3.2 million is primarily related to:

•	$1.7 million of personnel costs including salaries and other compensation-related costs, including stock-based compensation;

•	$0.6 million of costs related to developing our consumer brand and cornerstone product;

•	$0.3 million of professional service fees, including corporate legal costs and accounting fees, as well as intellectual property legal and filing costs;

•	$0.2 million of external consulting costs incurred to supplement our general and administrative personnel; and

•	$0.4 million of other costs, including costs related to allocated insurance, facility and office-related expenses and employee travel-related costs.
Liquidity and Capital Resources
Overview
Since inception, we have incurred an operating loss and we anticipate that we will continue to incur operating losses for at least the next several years. To date, we have not generated any revenues. We expect that our research and development and general and administrative expenses will continue to increase, and we will incur significant sales and marketing expense associated with the launch and commercialization of our consumer brand and our cornerstone product. As a result, we will need additional capital to fund our operations, which we may raise through a combination of equity offerings, debt financings, other third-party funding, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements.
Since our inception, we have financed our operations through private placements of equity securities and our IPO, which we completed in February 2015. In 2014, we issued 15,775,221 shares of series A convertible preferred stock and received aggregate net proceeds of $15.6 million, net of issuance costs, and we issued 14,078,647 shares of series B convertible preferred stock and received aggregate net proceeds of $25.4 million, net of issuance costs. All shares of the previously issued and outstanding series A and series B convertible preferred stock converted into 6,971,108 shares of common stock upon the close of the IPO. In our IPO, we sold 5,491,191 shares of common stock (including shares sold pursuant to to the exercise of an overallotment option granted to the underwriters) that resulted in net proceeds to us of $79.9 million. As of March 31, 2015, we had $110.5 million in unrestricted cash. Our funds are held in bank deposit accounts.
Sources of Liquidity
Cash Flows

	Three Months Ended March 31, 2015	Period from February 26, 2014 (Inception) to March 31, 2014
Net cash (used in) provided by:
Operating activities	$(4,140,734)	$74,302
Investing activities	(26,395)	—
Financing activities	80,835,430	10,636,950
Net increase in cash	$76,668,301	$10,711,252

Operating Activities
The significant increase in cash used in operations for the three months ended March 31, 2015 compared to the period from February 26, 2014 (inception) to March 31, 2014 was primarily due to our significant increase in operations in 2015. During the period from February 26, 2014 (inception) to March 31, 2014, we were establishing operations and incurred minimal expenses. For the three months ended March 31, 2015, we incurred costs related to our personnel, costs related to our research and development efforts including clinical study costs, costs needed to support our operations and costs associated with our consumer product development.
Investing Activities
Net cash used in investing activities for the three months ended March 31, 2015 related to the acquisition of property and equipment, primarily computers and computer equipment.

Financing Activities
Net cash provided by financing activities was $80.8 million during the three months ended March 31, 2015 compared to $10.6 million for the period from February 26, 2014 (inception) to March 31, 2014. In the three months ended March 31, 2015, we completed our IPO, which resulted in net proceeds of $79.9 million. In the period from February 26, 2014 (inception) to March 31, 2014, we sold shares of series A convertible preferred stock resulting in net proceeds to us of $10.6 million.
As of March 31, 2015, we had no long-term debt.
We currently have no ongoing material financial commitments, such as lines of credit or guarantees that are expected to affect our liquidity over the next five years, other than leases.
Funding Requirements
We expect that we will require additional funding to support the launch and growth of our consumer brand and products and to develop and commercialize our drug product candidates. In addition, if we receive regulatory approval for any of our drug product candidates, and if we choose not to grant rights to commercialize our drug products to partners, we expect to incur significant commercialization expenses related to product manufacturing, sales, marketing and distribution activities. We also expect to incur additional costs to support our operations as well as the costs associated with operating as a public company.
Until we can generate a sufficient amount of revenue from our products, if ever, we expect to finance future cash needs through public or private equity or debt offerings. Additional capital may not be available on reasonable terms, if at all. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may have to significantly delay, scale back or discontinue the development or commercialization of one or more of our product candidates. If we raise additional funds through the issuance of additional debt or equity securities, it could result in dilution to our existing stockholders, increased fixed payment obligations and these securities may have rights senior to those of our common stock. If we incur indebtedness, we could become subject to covenants that would restrict our operations and potentially impair our competitiveness, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. Any of these events could significantly harm our business, financial condition and prospects.
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
Our future funding requirements will be impacted by our ability to successfully launch and grow our consumer brand and products. Delays or unexpected costs related to the consumer brand and cornerstone product launch and growth plans could significantly change the costs and the timing of such costs associated with our consumer products.
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
Contractual Obligations
There have been no material changes to our contractual obligations from those described in our Annual Report on Form 10-K for the year ended December 31, 2014.
Off-Balance Sheet Arrangements
We did not have during the period presented, and we do not currently have, any off-balance sheet arrangements, as defined under SEC rules.
Critical Accounting Policies and Significant Judgments and Estimates
Our management's discussion and analysis of our financial condition and results of operations is based on our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP. The preparation of these condensed consolidated financial statements requires us to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities as of the date of the condensed consolidated balance sheet and the reported amounts of expenses during the reporting period. In accordance with GAAP, we base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances at the time such estimates are made. Actual results may differ materially from our estimates and judgments under different assumptions or conditions. We periodically review our estimates in light of changes in circumstances, facts and experience. The effects of material revisions in estimates are reflected in our consolidated financial statements prospectively from the date of the change in estimate.
There have been no material changes to our critical accounting policies from those described in "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in our Annual Report on Form 10-K for the year ended December 31, 2014.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates. As of March 31, 2015, we had unrestricted cash of $110.5 million. We generally hold our cash in bank deposit, interest-bearing accounts. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. An immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our periodic and current reports that we file under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and principal financial and accounting officer, as appropriate, to allow timely decisions regarding required disclosure.

As of March 31, 2015, we have evaluated, under the supervision and with the participation of our management, including the chief executive officer and the principal financial and accounting officer, the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based upon our evaluation, the chief executive officer and the principal financial and accounting officer concluded that our disclosure controls and procedures were effective. Accordingly, management believes that the condensed consolidated financial statements included in this report fairly present in all material respects our consolidated financial condition, results of operations and cash flow for the periods presented.

Changes in Internal Control over Financial Reporting

During the three months ended March 31, 2015, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings
We are not currently a party to any material legal proceedings.

Item 1A.	Risk Factors
You should carefully review and consider the information regarding certain factors that could materially affect our business, financial condition or future results set forth under Item 1A. (Risk Factors) in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

There have been no material changes to the risk factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, except as follows:

Risks Related to Our Business Operations and Industry

Our future success depends on our ability to retain key executives and to attract, retain and motivate qualified personnel.

Our future success depends on our ability to retain our founders and to attract, retain and motivate qualified personnel. We are highly dependent on Christoph Westphal, our President, Chief Executive Officer and Chairman, as well as the other principal members of our management and scientific teams, including our scientific co‑founders, Bruce Bean, Ph.D. and Roderick MacKinnon, M.D., our President, Consumer, Marina Hahn and our

Chief Medical Officer, Thomas Wessel, M.D., Ph.D. Although we have employment agreements with Dr. Westphal, Ms. Hahn and Dr. Wessel, such agreements do not prevent them from terminating their employment with us at any time. We do not maintain “key person” insurance for any of our executives or other employees. The loss of the services of any of these persons could impede the achievement of our research, development and commercialization objectives.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Recent sales of unregistered securities.
During the period from January 1, 2015 through February 2, 2015 (the date that our Registration Statement on Form S-8 covering shares issuable pursuant to our equity incentive plans was filed with the SEC), we granted stock options to purchase 196,993 shares of common stock to our employees and consultants, having an exercise price of $10.79 per share. During the same period, we issued 37,064 shares of common stock upon the early exercise of options to purchase such shares of common stock for aggregate consideration of approximately $400,000.

The offers, sales and issuances of the securities described above were deemed to be exempt from registration under the Securities Act in reliance on Rule 701 in that the transactions were under compensatory benefit plans and contracts relating to compensation as provided under Rule 701. The recipients of such securities were the Registrant's employees, directors or bona fide consultants and received the securities under the 2014 Plan. Appropriate legends were affixed to the securities issued in these transactions. Each of the recipients of securities in these transactions had adequate access, through employment, business or other relationships, to information about us.
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

The aggregate net proceeds received by us from our initial public offering were $79.9 million, after deducting underwriting discounts and commissions and offering expenses payable by us. No offering expenses were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning 10% or more of any class of our equity securities or to any other affiliates or to any other persons.

There has been no material change in the use of proceeds from our initial public offering as described in our final prospectus dated January 28, 2015 and filed with the SEC pursuant to Rule 424(b)(4) on January 29, 2015.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits
EXHIBIT INDEX

Exhibit number		Description of Document

3.1	(1)	Amended and Restated Certificate of Incorporation of the Registrant.

3.2	(1)	Amended and Restated Bylaws of the Registrant.

4.1	(2)	Form of Common Stock Certificate of the Registrant.

4.2	(2)	Amended and Restated Investors' Rights Agreement, dated July 23, 2014, by and among the Registrant and certain of its stockholders.

31.1		Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

31.2		Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

32.1		Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(b) or 15d-14(b) of the Exchange Act and 18 U.S.C. Section 1350.

101
The following materials from Flex Pharma, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, formatted in XBRL (eXtensible Business Reporting Language):(i) Unaudited Condensed Consolidated Balance Sheets, (ii) Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss, (iii) Unaudited Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Unaudited Condensed Consolidated Financial Statements.

(1) Incorporated by reference to the Registrant's Current Report on Form 8-K, filed with the SEC on February 9, 2015.
(2) Incorporated by reference to the Registrant's Registration Statement of Form S-1 (File No. 333-201276), as amended.

SIGNATURES
Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FLEX PHARMA, INC.

	By:	/s/ Christoph Westphal
Christoph Westphal, M.D., Ph.D. President and Chief Executive Officer

	By:	/s/ John McCabe
John McCabe Vice President, Finance (Principal Financial and Accounting Officer)
Date: May 6, 2015