Form 10-Q
period 2015-06-30
Flex Pharma, Inc.
filed 2015-08-05
CIK 1615219

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
OR
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

As of July 31, 2015, there were 17,938,334 shares of common stock outstanding.

FLEX PHARMA, INC.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements that involve substantial risks and uncertainties. All statements, other than statements related to present facts or current conditions or historical facts, contained in this Quarterly Report on Form 10-Q, including statements regarding our strategy, future operations, future financial position, projected costs, potential indications for our drug product candidates, expectations regarding the development of our drug product candidates and the launch of our consumer products, the expected timing for the reporting of data from ongoing and future studies, prospects, plans and objectives of management, are forward looking statements. The words "anticipate," "believe," "estimate," "expect," "intend," "may," "plan," "predict," "project," "target," "potential," "will," "would," "could," "should," "continue" and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words.

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

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

FLEX PHARMA, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	June 30, 2015	December 31, 2014

Assets
Current assets:
Cash and cash equivalents	$106,011,672	$33,854,153
Prepaid expenses and other current assets	810,174	370,396
Total current assets	106,821,846	34,224,549
Property and equipment, net	118,992	85,144
Deferred IPO issuance costs	—	1,074,794
Deferred tax assets	50,103	50,103
Other assets	85,200	50,000
Restricted cash	126,835	126,808
Total assets	$107,202,976	$35,611,398
Liabilities, convertible preferred stock and stockholders' equity (deficit)
Current liabilities:
Accounts payable	$812,321	$578,653
Accrued expenses and other current liabilities	1,229,351	416,524
Deferred tax liabilities	50,103	50,103
Deferred rent, current portion	21,881	21,881
Total current liabilities	2,113,656	1,067,161
Deferred rent, net of current portion	27,527	35,968
Other long term liabilities	415,442	15,442
Total liabilities	2,556,625	1,118,571
Convertible preferred stock:
Series A convertible preferred stock, $0.0001 par value; none and 16,000,000 shares authorized at June 30, 2015 and December 31, 2014, respectively, and none and 15,775,221 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively	—	15,637,032
Series B convertible preferred stock, $0.0001 par value; none and 14,500,000 shares authorized at June 30, 2015 and December 31, 2014, respectively, and none and 14,078,647 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively	—	25,394,135
Stockholders' equity (deficit):
Preferred stock, $0.0001 par value; 10,000,000 shares and none authorized at June 30, 2015 and December 31, 2014, respectively; none issued or outstanding at June 30, 2015 and December 31, 2014	—	—
Common stock, $0.0001 par value; 100,000,000 and 61,000,000 shares authorized at June 30, 2015 and December 31, 2014, respectively, 17,938,334 and 5,434,301 shares issued at June 30, 2015 and December 31, 2014, respectively, and 15,190,856 and 2,215,711 shares outstanding at June 30, 2015 and December 31, 2014, respectively	1,519	221
Additional paid-in capital	125,751,671	1,472,299
Accumulated deficit	(21,106,839)	(8,010,860)
Total stockholders' equity (deficit)	104,646,351	(6,538,340)
Total liabilities, convertible preferred stock and stockholders' equity (deficit)	$107,202,976	$35,611,398

See accompanying notes to condensed consolidated financial statements.

FLEX PHARMA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (Unaudited)

	Three Months Ended June 30, 2015	Three Months Ended June 30, 2014	Six Months Ended June 30, 2015	Period from February 26, 2014 (Inception) to June 30, 2014
Operating expenses:
Research and development	$3,190,178	$1,099,644	$5,995,124	$1,129,667
General and administrative	3,904,403	1,092,665	7,120,615	1,155,365
Total operating expenses	7,094,581	2,192,309	13,115,739	2,285,032
Loss from operations	(7,094,581)	(2,192,309)	(13,115,739)	(2,285,032)
Interest income, net	16,183	2,658	19,760	2,658
Net loss	$(7,078,398)	$(2,189,651)	$(13,095,979)	$(2,282,374)
Comprehensive loss	$(7,078,398)	$(2,189,651)	$(13,095,979)	$(2,282,374)
Net loss per share attributable to common stockholders — basic and diluted	$(0.47)	$(1.42)	$(1.04)	$(1.53)
Weighted-average number of common shares outstanding — basic and diluted	15,034,764	1,539,463	12,620,771	1,493,403

See accompanying notes to condensed consolidated financial statements.

FLEX PHARMA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended June 30, 2015	Period from February 26, 2014 (Inception) to June 30, 2014
Operating activities
Net loss	$(13,095,979)	$(2,282,374)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	20,714	1,981
Stock-based compensation expense	3,386,319	320,684
Other non-cash items	—	55,221
Changes in operating assets and liabilities:
Restricted cash	(27)	(126,595)
Prepaid expenses and other current assets	(439,778)	(69,223)
Other assets	(35,200)	—
Accounts payable	558,068	399,888
Accrued expenses and other current liabilities	1,008,976	374,332
Deferred rent	(8,441)	48,190
Other long term liabilities	—	15,442
Net cash used in operating activities	(8,605,348)	(1,262,454)
Investing activities
Purchases of property and equipment	(75,562)	(34,414)
Net cash used in investing activities	(75,562)	(34,414)
Financing activities
Proceeds from initial public offering, net of offering costs	80,435,430	—
Proceeds from issuance of Series A convertible preferred stock, net of issuance costs	—	15,581,811
Proceeds from sale of restricted common stock to founders	—	2,321
Proceeds from exercise of stock options	402,999	—
Net cash provided by financing activities	80,838,429	15,584,132
Net increase in cash and cash equivalents	72,157,519	14,287,264
Cash and cash equivalents at beginning of period	33,854,153	—
Cash and cash equivalents at end of period	$106,011,672	$14,287,264
Supplemental cash flow information
Deferred IPO issuance costs in accounts payable and accrued expenses at December 31, 2014	$499,549	$—
Property and equipment in accrued expenses at December 31, 2014	$21,000	$—
IPO issuance costs paid in cash through December 31, 2014	$575,245	$—
Issuance of Series A convertible preferred stock in satisfaction of accounts payable	$—	$55,221

See accompanying notes to condensed consolidated financial statements.

FLEX PHARMA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
1. Organization and operations
The Company
Flex Pharma, Inc. (the "Company") is a biotechnology company that was incorporated in Delaware on February 26, 2014 and has a principal place of business in Boston, Massachusetts. The Company is developing innovative and proprietary treatments for nocturnal leg cramps and spasms associated with severe neuromuscular conditions. The Company believes that the chemical neuro-stimulation of certain receptors in primary sensory neurons by our proprietary treatment reduces the repetitive firing, or hyperexcitability, of alpha-motor neurons, thereby preventing or reducing the frequency and intensity of muscle cramps and spasms.
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
Liquidity
The Company has incurred an accumulated deficit of $21,106,839 since inception and will require substantial additional capital to fund its research and development and the launch and growth of its consumer brand. The Company had cash and cash equivalents of $106,011,672 at June 30, 2015. The Company believes its existing cash and cash equivalents will be sufficient to allow the Company to fund its current operating plan for at least the next 12 months.
2. Summary of significant accounting policies and recent accounting pronouncements
The accompanying unaudited condensed consolidated financial statements reflect the application of certain significant accounting policies as described below and elsewhere in these notes to the condensed consolidated financial statements. As of June 30, 2015, the Company’s significant accounting policies, which are detailed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014 (the “2014 10-K”), have not changed.
Unaudited interim financial information

Certain information and footnote disclosures normally included in the Company’s annual financial statements have been condensed or omitted. Accordingly, these interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the 2014 10-K.

The condensed consolidated financial statements as of June 30, 2015, for the three months ended June 30, 2015 and 2014, for the six months ended June 30, 2015, and for the period from February 26, 2014 (inception) through June 30, 2014, and the related information contained within the notes to the condensed consolidated financial statements, are unaudited. The unaudited condensed consolidated financial statements have been prepared on the same basis as annual audited consolidated financial statements, and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of the Company’s condensed consolidated financial position as of June 30, 2015, the condensed consolidated statements of operations and comprehensive loss for the three-and six-month periods ended June 30, 2015, the condensed consolidated statement of cash flows for the six-month period ended June 30, 2015, the condensed consolidated statement of operations and comprehensive loss for the three-month period ended June 30, 2014, and the condensed consolidated statements of operations and comprehensive loss and cash flows for the period from February 26, 2014 (inception) to June 30, 2014. The results for the three and six months ended June 30, 2015 are not necessarily indicative of results to be expected for the year ending December 31, 2015, or any other future annual or interim periods.
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

Recent accounting pronouncements

In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers (Topic 606)". The ASU provides for a single comprehensive model for use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance. The accounting standard is effective for interim and annual periods beginning after December 15, 2016 with no early adoption permitted. In April 2015, the FASB proposed a one year deferral of the effective date of this accounting update to annual periods beginning after December 15, 2017, along with an option to permit early adoption. The Company is required to adopt the amendments in the ASU using one of two acceptable methods: retrospectively to all prior reporting periods presented, with certain practical expedients permitted; or retrospectively with the cumulative effect of initially adopting the ASU recognized at the date of initial application. The Company is currently in the process of evaluating the impact of the guidance related to the Company's anticipated launch of its consumer product in the first half of 2016.
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

In February 2015, the FASB issued ASU No. 2015-02 "Consolidation (Topic 810): Amendments to the Consolidation Analysis." ASU 2015-02 changes the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. It is effective for annual reporting periods, and interim periods within those years, beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. The Company is currently in the process of evaluating the impact of the adoption of ASU 2015-02 on its consolidated financial statements.

The Company believes that the impact of other recently issued standards that are not yet effective will not have a material effect on its consolidated financial position or results of operations upon adoption.
3. Cash equivalents
Management determines the appropriate classification of marketable securities at the time they are acquired and evaluates the appropriateness of such classifications at each balance sheet date. The Company classifies its marketable securities as available-for-sale pursuant to ASC 320, Investments - Debt and Equity Securities. Marketable securities are recorded at fair value, with unrealized gains and losses included as a component of accumulated other comprehensive income (loss) in the consolidated statement of convertible preferred stock and stockholders’ equity (deficit) and a component of total comprehensive loss in the consolidated statements of operations and comprehensive loss, until realized. Realized gains and losses are included in the consolidated statement of operations and comprehensive loss as part of interest income, net, on a specific-identification basis.

The Company reviews marketable securities for other-than-temporary impairment whenever the fair value of a marketable security is less than the amortized cost and evidence indicates that a marketable security’s carrying amount is not recoverable within a reasonable period of time. Other-than-temporary impairments of investments are recognized in the consolidated statement of operations if the Company has experienced a credit loss, has the intent to sell the marketable security, or if it is more likely than not that the Company will be required to sell the marketable security before recovery of the amortized cost basis. Evidence considered in this assessment includes reasons for the impairment, compliance with the Company’s investment policy, the severity and the duration of the impairment and changes in value subsequent to the end of the period.

Investments classified as current have maturities of less than one year. Investments classified as non-current are those that (i) have a maturity greater than one year and (ii) management does not intend to liquidate within the next year, although these funds are available for use and therefore classified as available-for-sale.

The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents. During the second quarter of 2015, the Company purchased corporate debt securities in the form of commercial paper and senior corporate notes, all of which were originally classified as cash equivalents and matured prior to June 30, 2015. Cash equivalents as of June 30, 2015 consisted of money market funds, and the Company did not have cash equivalents as of December 31, 2014.

There were no unrealized gains or losses during the three or six months ended June 30, 2015, the three months ended June 30, 2014, or during the period from February 26, 2014 (inception) to June 30, 2014. Realized gains recognized during the three and six months ended June 30, 2015 were immaterial and no realized gains or losses were recognized during 2014.

4. Net loss per share
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
The following potentially dilutive securities outstanding, prior to the use of the treasury stock method or if-converted method, have been excluded from the computation of diluted weighted-average shares outstanding for the periods indicated, because including them would have had an anti-dilutive impact:

	As of June 30,
	2015	2014
Unvested restricted common stock sold to founders	2,710,414	3,726,766
Unvested restricted common stock issued upon early exercise of stock options	37,064	—
Options to purchase common stock	1,363,994	297,746
Series A preferred stock	—	15,775,221
Total	4,111,472	19,799,733

5. Accrued expenses and other current liabilities
Accrued expenses and other current liabilities consisted of the following:

	June 30, 2015	December 31, 2014
Payroll and employee-related costs	$675,598	$34,218
Research and development costs	275,764	125,067
Professional fees	153,584	15,500
Consumer brand-related costs	77,149	23,635
Other	47,256	42,955
Deferred IPO issuance costs	—	175,149
Total	$1,229,351	$416,524

6. Common stock
As of June 30, 2015, the Company had authorized 100,000,000 shares of common stock, $0.0001 par value per share. Each share of common stock is entitled to one vote. The holders of common stock are also entitled to receive dividends whenever funds are legally available and when declared by the board of directors.
Restricted common stock
In March 2014, the Company sold 4,553,415 shares of restricted common stock to the founders of the Company ("recipients"), for $0.0004 per share, for total proceeds of $1,950. In April 2014, based upon anti-dilution provisions granted to the recipients, an additional 867,314 shares of restricted common stock were sold to the same recipients, after which the anti-dilution provisions were terminated. The restricted common stock vested 25% upon issuance, and the remaining 75% vests ratably over four years, during which time the Company has the right to repurchase the unvested shares held by a recipient if the relationship between such recipient and the Company ceases. If the relationship terminates, the Company has 90 days to repurchase unvested shares at $0.0004 per share. Such shares are not accounted for as outstanding until they vest. As of June 30, 2015, 2,710,315 shares of restricted common stock had vested and are accounted for as outstanding common stock. Unvested restricted common stock awards to non-employees are re-measured at each vest date and each financial reporting date.
The following is a summary of restricted common stock activity related to shares sold to the Company's founders:

	Number of Shares	Weighted-Average Grant Date Fair Value
Non-vested at December 31, 2014	3,218,590	$0.10
Vested	(508,176)	0.10
Non-vested at June 30, 2015	2,710,414	$0.10

Early exercise of stock options
During the first quarter of 2015, 37,064 employee stock options, with a weighted-average grant date fair value of $10.79 per share, were exercised pursuant to an early exercise provision in an employee's stock option agreement. None of the exercised options had vested as of June 30, 2015, and the early exercise provision contains a repurchase option by the Company. Accordingly, the $400,000 of exercise proceeds received by the Company are being accounted for as a liability on the Company's condensed consolidated balance sheet at June 30, 2015. The proceeds received will remain classified as a liability and the related shares will not be considered outstanding, for accounting purposes, until the shares vest in the fourth quarter of 2015.
7. Stock-based compensation
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
In January 2015, the Company's board of directors adopted, and the Company's stockholders approved, the 2015 Equity Incentive Plan (the "2015 Plan"), which became effective immediately prior to the closing of the Company's IPO. The 2015 Plan provides for the grant of incentive stock options ("ISOs"), nonstatutory stock options, restricted stock awards, restricted stock units, stock appreciation rights, performance-based stock awards, and other stock-based awards. Additionally, the 2015 Plan provides for the grant of performance-based cash awards. ISOs may be granted only to the Company's employees. All other awards may be granted to the Company's employees, including officers, and to non-employee directors and consultants. As of June 30, 2015, there were 673,080 shares remaining available for the grant of stock awards under the 2015 Plan.
The Company has awarded stock options to its employees, directors, advisors and consultants, pursuant to the plans described above. Stock options subsequent to the completion of the Company's IPO are granted with an exercise price equal to the closing market price of the Company's common stock on the date of grant. Stock options generally vest over one to four years and have a contractual term of ten years. Stock options are valued using the Black-Scholes option pricing model and compensation cost is recognized based on the resulting value over the service period. Unvested awards to non-employees are re-measured at each vest date and at each financial reporting date. The following table summarizes stock option activity for employees and non-employees for the six months ended June 30, 2015:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2014	926,832	$3.40
Granted	505,748	15.02
Exercised	(41,734)	9.65
Cancelled or forfeited	(26,852)	9.48
Outstanding at June 30, 2015	1,363,994	$7.40	9.37	$13,527,657
Exercisable at June 30, 2015	98,024	$1.51	8.93	$1,538,006
Vested or expected to vest at June 30, 2015	1,327,695	$7.38	9.37	$13,189,776

Total stock-based compensation expense recognized for employee and non-employee restricted common stock, and stock options granted to employees and non-employees is included in the Company's condensed consolidated statement of operations and comprehensive loss as follows:

	Three Months Ended June 30, 2015	Three Months Ended June 30, 2014	Six Months Ended June 30, 2015	Period from February 26, 2014 (Inception) to June 30, 2014
Research and development	$855,083	$95,493	$1,812,293	$102,051
General and administrative	785,476	213,256	1,574,026	218,633
Total	$1,640,559	$308,749	$3,386,319	$320,684

As of June 30, 2015, there was approximately $20,334,155 of total unrecognized compensation cost related to non-vested equity awards. Total unrecognized compensation cost will be adjusted for the re-measurement of non-employee awards as well as future changes in employee and non-employee forfeitures, if any. The Company expects to recognize that cost over a remaining weighted-average period of 2.87 years.
Employee stock purchase plan
In January 2015, the Company's board of directors adopted, and the Company's stockholders approved, the 2015 Employee Stock Purchase Plan (the "ESPP"), which became effective upon the date of execution of the underwriting agreement pursuant to which the Company's common stock was priced in connection with the IPO. As of June 30, 2015, the Company had not yet instituted any offering periods under the ESPP and no shares of the Company's common stock have been purchased under the ESPP.
8. Income taxes
Deferred tax assets and deferred tax liabilities are recognized based on temporary differences between the financial reporting and tax basis of assets and liabilities using statutory rates. A valuation allowance is recorded against deferred tax assets if it is more likely than not that some or all of the deferred tax assets will not be realized. Based upon the Company's history of operating losses and the uncertainty surrounding the realization of the favorable tax attributes in future tax returns, the Company has recorded a full valuation allowance against the Company’s otherwise recognizable net deferred tax assets. There was no significant income tax provision or benefit for the three or six months ended June 30, 2015, for the three months ended June 30, 2014 or for the period from February 26, 2014 (inception) to June 30, 2014.

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
Results of Operations - An analysis of our financial results comparing the three months ended June 30, 2015 to the three months ended June 30, 2014, and comparing the six months ended June 30, 2015 to the period from February 26, 2014 (inception) to June 30, 2014.
Liquidity and Capital Resources - An analysis of changes in our condensed consolidated balance sheets and cash flows, and discussion of our financial condition and potential sources of liquidity.
Critical Accounting Policies and Significant Judgments and Estimates - A discussion of critical accounting policies that require us to make subjective estimates and judgments.
Overview
We are a biotechnology company that is developing innovative and proprietary treatments for exercise-associated muscle cramps, nocturnal leg cramps and spasms associated with severe neuromuscular conditions. Our founders' novel insights regarding neuromuscular physiology form the basis of our development efforts. We believe that the chemical neuro-stimulation of certain receptors in primary sensory neurons by our proprietary treatment reduces the repetitive firing, or hyperexcitability, of alpha-motor neurons, thereby preventing or reducing the frequency and intensity of muscle cramps and spasms. We also believe that we are the only company developing products based on this mechanism of muscle cramp inhibition. We have conducted three randomized, blinded, placebo-controlled cross-over studies of our proprietary treatment, which have shown a statistically significant reduction in the intensity of muscle cramps induced in healthy normal volunteers. We intend to initially focus our drug development efforts on developing a product to treat nocturnal leg cramps. There is no drug product currently available in the United States that has been approved to treat nocturnal leg cramps. We estimate, based on independent third-party survey results, that approximately four million U.S. adults over the age of 65 suffer from nocturnal leg cramps on a daily basis. We are also evaluating other indications to initially pursue, including muscle cramping associated motor neuron disease, such as amyotrophic lateral sclerosis (ALS), and spasticity associated with multiple sclerosis.
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
We have incurred an operating loss since our inception and we anticipate that we will continue to incur operating losses for at least the next several years. Our net loss was $7.1 million for the three months ended June 30, 2015 and $13.1 million for the six months ended June 30, 2015. Our accumulated deficit was $21.1 million as of June 30, 2015. To date, we have financed our operations with net proceeds from the private placement of our preferred stock and our initial public offering.
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

In April 2015, we initiated a human proof-of-concept efficacy study in nocturnal leg cramps with our proprietary treatment. The randomized, blinded, placebo-controlled, cross-over study is expected to enroll at least 40 subjects who experience nocturnal leg cramps at least four nights per week. This proof-of-concept study is being conducted in accordance with the regulatory framework applicable to dietary supplements rather than drugs because the U.S. Food and Drug Administration has indicated that the treatment of nocturnal leg cramps is an appropriate drug or dietary supplement claim. We are currently evaluating an additional nocturnal leg cramp study outside of the United States, expect to initiate a multiple sclerosis spasticity study in the latter half of 2015, and are evaluating a study in ALS.
In July 2015, we announced the results of a study of our proprietary treatment in athletes participating in high intensity sports. This study evaluated our proprietary treatment in a total of 23 healthy athletes who frequently suffer from muscle cramps while engaging in high intensity sports. Participants included men and women that train 3-4 times a week. Participants administered the treatment 15-30 minutes prior to exercise. The study was intended to evaluate the efficacy of our proprietary treatment in preventing muscle cramps as measured by the incidence of cramps during training sessions. The study showed statistically significant results (p<0.01 by Poisson regression), demonstrating that our treatment reduced muscle cramps during a two week workout period by more than 50% when compared to the prior two week baseline observation period. The study also demonstrated a trend towards a reduction in cramp duration. In another arm of the study, 21 healthy athletes administered our proprietary treatment as an acute treatment at the onset of a muscle cramp. These data showed positive trends with approximately two-thirds of athletes claiming relief within five minutes when our proprietary treatment was taken at the onset of a muscle cramp.
During the three months ended June 30, 2015, we also announced that Alfred Sandrock, Jr., M.D., Ph.D., and John Winkelman, M.D., Ph.D. had joined our Scientific Advisory Board. Dr. Sandrock is the Group Senior Vice President of Development Sciences and Chief Medical Officer at Biogen. Dr. Winkelman is the Chief of the Sleep Disorders Clinical Research Program at Massachusetts General Hospital and is an Associate Professor of Psychiatry at Harvard Medical School. In addition, we announced that Jeffrey D. Capello, former Chief Financial Officer of Ortho-Clinical Diagnostics, Inc., had joined our Board of Directors and would serve as Chair of the Audit Committee. In July 2015, David Julius, Ph.D. notified us that he wanted to focus primarily on his academic activities and was resigning from our Scientific Advisory Board.
During the three months ended June 30, 2015, we also announced that investors can begin following us on twitter and on our website to learn about the pre-launch activities for our consumer product to prevent and treat exercise-associated muscle cramps. Information contained on or accessible through twitter and our website is not a part of this Quarterly Report.
Components of Operating Results
Revenue
To date, we have not generated any revenue. In the future, we may generate revenue from a combination of drug product sales, consumer product sales, government or other third-party funding, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements, or a combination of these sources. To the extent any of our products are successfully commercialized, we expect that any revenue we generate will fluctuate from quarter to quarter as a result of the amount and timing of payments that we receive from the sale of our products, the timing and amount of license fees, milestone and other payments. If we fail to complete the development of our drug product candidates in a timely manner or obtain regulatory approval for them or fail to successfully commercialize our consumer products, our ability to generate future revenue, and our results of operations and financial position, would be materially adversely affected.
Research and Development Expenses
Our research and development expenses have related primarily to the development of our proprietary treatment for muscle cramps and spasms. These costs include salaries and other compensation-related costs, including stock-based compensation, for research and development employees, costs of clinical studies of our proprietary treatment and related research, costs for consultants who we utilize to supplement our personnel, fees paid to third parties, insurance costs, facilities and office-related expenses, cost of laboratory supplies, travel and other outside expenses.
Research and development activities are central to our business model. We have advanced our clinical efforts and expect to identify our initial drug candidate, which we believe will consist of one or two highly pure, synthesized, potent activators of transient receptor potential, or TRP, cation channel receptors. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. We expect our research and development expenses to increase in the future as we increase personnel and compensation costs, increase our research efforts, conduct proof-of-concept clinical studies and perform preclinical work of our drug product candidates. It is difficult to determine, with certainty, the duration and completion costs of our current or future pre-clinical programs, clinical studies and clinical trials of our drug product candidates.
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
Research and development expenses also include costs incurred related to our consumer product, including athlete based efficacy studies of our proprietary treatment, product formulation work, stability studies and other efforts. We expect these costs to increase as we continue to test product efficacy and formulation in the consumer setting, as well as develop future consumer products.
General and Administrative Expenses
General and administrative expenses consist primarily of salaries and other compensation-related costs, including stock-based compensation, for personnel in executive, finance and accounting, legal, corporate communications and general administration roles. Other significant costs include professional service fees including legal fees relating to patent and corporate matters, accounting fees, insurance costs, costs for consultants who we utilize to supplement our personnel, travel costs, and facility and office-related costs not otherwise included in research and development expenses.
General and administrative expenses also include costs related to our consumer brand and cornerstone product. Through June 30, 2015, these costs have included personnel costs, brand development costs, market research costs, product design costs, pre-launch activity costs and other external costs. We are preparing to launch our cornerstone consumer product in the first half of 2016 and expect to initially target the following select geographic markets: Los Angeles, California, Boulder, Colorado and Boston, Massachusetts. We began pre-launch activities in the second quarter of 2015 which have included, among other things, providing product samples, gathering feedback, educating and beginning to build demand for our consumer product among our targeted demographic. We are also discussing potential relationships with professional athletes and teams. As we prepare to launch our cornerstone consumer product in the first half of 2016, costs will increase as we hire additional personnel to support our pre-launch and launch activities and incur costs related to branding, product design, packaging, distribution, and other related sales and promotion activities.
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
Interest Income, Net
Interest income, net primarily consists of interest income from our cash and cash equivalents, amortization of bond premiums and realized gains and losses.

Results of Operations
Three Months Ended June 30, 2015 Compared to the Three Months Ended June 30, 2014
The following table sets forth the results of operations for the three months ended June 30, 2015 compared to the three months ended June 30, 2014. During the three months ended June 30, 2014, we were initiating operations, had a minimal workforce and had not yet commenced consumer operations.

	Three Months Ended June 30, 2015	Three Months Ended June 30, 2014	Increase (Decrease)
Operating expenses:
Research and development	$3,190,178	$1,099,644	$2,090,534
General and administrative	3,904,403	1,092,665	2,811,738
Total operating expenses	7,094,581	2,192,309	4,902,272
Loss from operations	(7,094,581)	(2,192,309)	(4,902,272)
Interest income, net	16,183	2,658	13,525
Net loss	$(7,078,398)	$(2,189,651)	$(4,888,747)

Research and Development Expenses
Research and development expenses were $3.2 million for the three months ended June 30, 2015 compared to $1.1 million for the three months ended June 30, 2014. The increase of $2.1 million was primarily related to:

•	$1.2 million of personnel related costs including salaries and other compensation-related costs, including stock-based compensation, due to an increased workforce;

•	$0.7 million of costs related to increased clinical studies of our proprietary treatment and related research activities;

•	$0.1 million of external consulting costs incurred to supplement our research and development personnel as research, clinical and development activity increased; and

•
$0.1 million of other costs, including costs related to allocated insurance, facility and office-related expenses and employee travel-related costs, primarily due to an increased workforce and activity.

General and Administrative Expenses
General and administrative expenses were $3.9 million for the three months ended June 30, 2015 compared to $1.1 million for the three months ended June 30, 2014. The increase of $2.8 million was primarily related to:

•	$1.2 million of personnel costs including salaries and other compensation-related costs, including stock-based compensation, due to an increased workforce;

•	$1.0 million of external costs related to developing our consumer brand and cornerstone product, including brand development, market research, product design and pre-launch costs;

•
$0.2 million of professional service fees, including corporate legal costs, insurance, accounting fees, investor relations and business development expenses, as well as intellectual property legal and filing costs. These costs increased primarily as a result of being a publicly traded company;

•	$0.2 million of recruiting costs and employee-related travel costs, due to increased activity and an increased workforce; and

•	$0.2 million of external consulting costs incurred to supplement our increased general and administrative personnel and activities.

Six Months Ended June 30, 2015 Compared to the Period from February 26, 2014 (Inception) to June 30, 2014
The following table sets forth the results of operations for the six months ended June 30, 2015 compared to the period from February 26, 2014 (inception) to June 30, 2014. During the period from February 26, 2014 (inception) to June 30, 2014, we were initiating operations, had a minimal workforce and had not yet commenced consumer operations.

	Six Months Ended June 30, 2015	Period from February 26, 2014 (Inception) to June 30, 2014	Increase (Decrease)
Operating expenses:
Research and development	$5,995,124	$1,129,667	$4,865,457
General and administrative	7,120,615	1,155,365	5,965,250
Total operating expenses	13,115,739	2,285,032	10,830,707
Loss from operations	(13,115,739)	(2,285,032)	(10,830,707)
Interest income, net	19,760	2,658	17,102
Net loss	$(13,095,979)	$(2,282,374)	$(10,813,605)

Research and Development Expenses
Research and development expenses were $6.0 million for the six months ended June 30, 2015 compared to $1.1 million for the period from February 26, 2014 (inception) to June 30, 2014. The increase of $4.9 million was primarily related to:

•	$2.6 million of personnel related costs including salaries and other compensation-related costs, including stock-based compensation, due to an increased workforce;

•	$1.6 million of costs related to increased clinical studies of our proprietary treatment and related research activities;

•	$0.4 million of external consulting costs incurred to supplement our research and development personnel as research, clinical and development activity increased; and

•	$0.3 million of other costs, including costs related to allocated insurance, facility and office-related expenses and employee travel-related costs as we added personnel and increased activities.
General and Administrative Expenses
General and administrative expenses were $7.1 million for the six months ended June 30, 2015 compared to $1.2 million for the period from February 26, 2014 (inception) to June 30, 2014. The increase of $6.0 million was primarily related to:

•	$2.9 million of personnel costs including salaries and other compensation-related costs, including stock-based compensation, due to an increased workforce;

•	$1.5 million of external costs related to developing our consumer brand and cornerstone product, including brand development, market research, product design and pre-launch costs;

•
$0.6 million of professional service fees, including corporate legal costs, insurance, accounting and intellectual property legal and filing costs, primarily related to being a publicly traded company;

•	$0.5 million of recruiting costs and employee-related travel costs, due to increased activity and an increased workforce;

•	$0.4 million of external consulting costs incurred to supplement our general and administrative personnel due to increased activity and an increased workforce; and

•	$0.1 million of increased other costs, including costs related to facility and office-related expenses.
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
Since our inception, we have financed our operations through private placements of equity securities and our IPO, which we completed in February 2015. During 2014, we issued 15,775,221 shares of series A convertible preferred stock and received aggregate net proceeds of $15.6 million, net of issuance costs, and we issued 14,078,647 shares of series B convertible preferred stock and received aggregate net proceeds of $25.4 million, net of issuance costs. All shares of the previously issued and outstanding series A and series B convertible preferred stock converted into 6,971,108 shares of common stock upon the close of the IPO. In our IPO, we sold 5,491,191 shares of common stock (including shares sold pursuant to to the exercise of an overallotment option granted to the underwriters) that resulted in net proceeds to us of $79.9 million. As of June 30, 2015, we had $106.0 million in cash and cash equivalents, which were held in bank deposit accounts and money market funds.
Sources of Liquidity
Cash Flows

	Six Months Ended June 30, 2015	Period from February 26, 2014 (Inception) to June 30, 2014
Net cash (used in) provided by:
Operating activities	$(8,605,348)	$(1,262,454)
Investing activities	(75,562)	(34,414)
Financing activities	80,838,429	15,584,132
Net increase in cash and cash equivalents	$72,157,519	$14,287,264

Operating Activities
The increase in cash used in operations for the six months ended June 30, 2015 compared to the period from February 26, 2014 (inception) to June 30, 2014 was primarily due to our significant increase in operations. During the period from February 26, 2014 (inception) to June 30, 2014, we were initiating operations, had minimal workforce personnel, and had not yet commenced consumer operations. For the six months ended June 30, 2015, we incurred increased costs related to our personnel, increased costs related to our research and development efforts including clinical study costs, increased costs associated with our consumer product efforts and increased costs needed to support our operations.
Investing Activities
Net cash used in investing activities for the six months ended June 30, 2015 related to the acquisition of property and equipment, primarily computers and computer equipment, and increased from the prior year due to our increased workforce and activities.

Financing Activities
Net cash provided by financing activities was $80.8 million during the six months ended June 30, 2015 compared to $15.6 million for the period from February 26, 2014 (inception) to June 30, 2014. During the six months ended June 30, 2015, we completed our IPO, which resulted in net proceeds of $79.9 million. During the period from February 26, 2014 (inception) to June 30, 2014, we sold shares of series A convertible preferred stock resulting in net proceeds to us of $15.6 million.
As of June 30, 2015, we had no long-term debt.
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
Our primary uses of capital are, and we expect will continue to be, compensation and related expenses, clinical costs, third-party research and development costs, legal and other regulatory expenses, marketing, promotion and manufacturing costs related to our consumer brand and products, external consulting costs and general administrative and overhead costs. Our future funding requirements will be heavily reliant upon the resources required to support our drug product candidates as well as our consumer brand and products.
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

The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates. As of June 30, 2015, we had cash and cash equivalents of $106.0 million. We invest our cash in a variety of financial instruments, principally money market funds and investment-grade corporate notes and commercial paper. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Available for sale securities that we invest in are subject to interest rate risk and will fall in value if market interest rates increase. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our portfolio.

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

As of June 30, 2015, we have evaluated, under the supervision and with the participation of our management, including the chief executive officer and the principal financial and accounting officer, the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based upon our evaluation, the chief executive officer and the principal financial and accounting officer concluded that our disclosure controls and procedures were effective. Accordingly, management believes that the condensed consolidated financial statements included in this report fairly present in all material respects our consolidated financial condition, results of operations and cash flow for the periods presented.

Changes in Internal Control over Financial Reporting

During the three and six months ended June 30, 2015, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
None.
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

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits
EXHIBIT INDEX

Exhibit number		Description of Document

3.1	(1)	Amended and Restated Certificate of Incorporation of the Registrant.

3.2	(1)	Amended and Restated Bylaws of the Registrant.

4.1	(2)	Form of Common Stock Certificate of the Registrant.

4.2	(2)	Amended and Restated Investors' Rights Agreement, dated July 23, 2014, by and among the Registrant and certain of its stockholders.

10.1	+(3)	Executive Employment Agreement, dated as of May 27, 2015, by and between the Company and Christoph Westphal.

10.2	+(3)	Executive Employment Agreement, dated as of May 27, 2015, by and between the Company and John McCabe.

10.3	+(3)	Amendment to Offer Letter, dated May 27, 2015, by and between the Company and Marina Hahn.

10.4	+	Flex Pharma, Inc. Non-Employee Director Compensation Policy, as revised.

31.1		Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

31.2		Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

32.1		Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(b) or 15d-14(b) of the Exchange Act and 18 U.S.C. Section 1350.

101
The following materials from Flex Pharma, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, formatted in XBRL (eXtensible Business Reporting Language):(i) Unaudited Condensed Consolidated Balance Sheets, (ii) Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss, (iii) Unaudited Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Unaudited Condensed Consolidated Financial Statements.

(1) Incorporated by reference to the Registrant's Current Report on Form 8-K, filed with the SEC on February 9, 2015.
(2) Incorporated by reference to the Registrant's Registration Statement of Form S-1 (File No. 333-201276), as amended.
(3) Incorporated by reference to the Registrant's Current Report on Form 8-K, filed with the SEC on June 2, 2015.
+ Indicates management contract or compensatory plan.

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
Date: August 5, 2015