Form 10-Q
period 2015-09-30
Flex Pharma, Inc.
filed 2015-11-04
CIK 1615219

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
OR
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

As of October 30, 2015, there were 17,943,880 shares of common stock outstanding.

FLEX PHARMA, INC.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements that involve substantial risks and uncertainties. All statements, other than statements related to present facts or current conditions or historical facts, contained in this Quarterly Report on Form 10-Q, including statements regarding our strategy, future operations, future financial position, projected costs, potential indications for our drug product candidates, expectations regarding the development of our drug product candidates and the launch of our consumer product, the expected timing for the reporting of data from ongoing and future studies, prospects, plans and objectives of management, are forward looking statements. The words "anticipate," "believe," "estimate," "expect," "intend," "may," "plan," "predict," "project," "target," "potential," "will," "would," "could," "should," "continue" and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words.

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

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

FLEX PHARMA, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	September 30, 2015	December 31, 2014

Assets
Current assets:
Cash and cash equivalents	$89,159,535	$33,854,153
Marketable securities	9,999,478	—
Prepaid expenses and other current assets	1,085,501	370,396
Total current assets	100,244,514	34,224,549
Property and equipment, net	255,681	85,144
Deferred IPO issuance costs	—	1,074,794
Deferred tax assets	50,103	50,103
Other assets	85,200	50,000
Restricted cash	126,835	126,808
Total assets	$100,762,333	$35,611,398
Liabilities, convertible preferred stock and stockholders' equity (deficit)
Current liabilities:
Accounts payable	$692,677	$578,653
Accrued expenses and other current liabilities	1,559,540	416,524
Deferred tax liabilities	50,103	50,103
Deferred rent, current portion	21,881	21,881
Total current liabilities	2,324,201	1,067,161
Deferred rent, net of current portion	22,807	35,968
Other long term liabilities	415,442	15,442
Total liabilities	2,762,450	1,118,571
Convertible preferred stock:
Series A convertible preferred stock, $0.0001 par value; none and 16,000,000 shares authorized at September 30, 2015 and December 31, 2014, respectively, and none and 15,775,221 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively	—	15,637,032
Series B convertible preferred stock, $0.0001 par value; none and 14,500,000 shares authorized at September 30, 2015 and December 31, 2014, respectively, and none and 14,078,647 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively	—	25,394,135
Stockholders' equity (deficit):
Preferred stock, $0.0001 par value; 10,000,000 shares and none authorized at September 30, 2015 and December 31, 2014, respectively; none issued or outstanding at September 30, 2015 and December 31, 2014	—	—
Common stock, $0.0001 par value; 100,000,000 and 61,000,000 shares authorized at September 30, 2015 and December 31, 2014, respectively, 17,942,712 and 5,434,301 shares issued at September 30, 2015 and December 31, 2014, respectively, and 15,449,310 and 2,215,711 shares outstanding at September 30, 2015 and December 31, 2014, respectively	1,545	221
Additional paid-in capital	127,261,697	1,472,299
Accumulated other comprehensive loss	(3,676)	—
Accumulated deficit	(29,259,683)	(8,010,860)
Total stockholders' equity (deficit)	97,999,883	(6,538,340)
Total liabilities, convertible preferred stock and stockholders' equity (deficit)	$100,762,333	$35,611,398

See accompanying notes to condensed consolidated financial statements.

FLEX PHARMA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended September 30, 2015	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2015	Period from February 26, 2014 (Inception) to September 30, 2014
Operating expenses:
Research and development	$3,445,200	$909,123	$9,440,324	$2,038,790
Selling, general and administrative	4,722,281	1,084,240	11,842,896	2,239,605
Total operating expenses	8,167,481	1,993,363	21,283,220	4,278,395
Loss from operations	(8,167,481)	(1,993,363)	(21,283,220)	(4,278,395)
Interest income, net	14,637	6,926	34,397	9,584
Net loss	$(8,152,844)	$(1,986,437)	$(21,248,823)	$(4,268,811)
Net loss per share attributable to common stockholders — basic and diluted	$(0.53)	$(1.11)	$(1.57)	$(2.63)
Weighted-average number of common shares outstanding — basic and diluted	15,290,435	1,797,664	13,520,438	1,622,402

See accompanying notes to condensed consolidated financial statements.

FLEX PHARMA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (Unaudited)

	Three Months Ended September 30, 2015	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2015	Period from February 26, 2014 (Inception) to September 30, 2014

Net Loss	$(8,152,844)	$(1,986,437)	$(21,248,823)	$(4,268,811)
Other Comprehensive loss:
Unrealized loss on available-for-sale-securities	(3,676)	—	(3,676)	—
Comprehensive loss	$(8,156,520)	$(1,986,437)	$(21,252,499)	$(4,268,811)

See accompanying notes to condensed consolidated financial statements.

FLEX PHARMA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended September 30, 2015	Period from February 26, 2014 (Inception) to September 30, 2014
Operating activities
Net loss	$(21,248,823)	$(4,268,811)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	34,303	6,172
Stock-based compensation expense	4,892,998	673,257
Amortization of premium on investments	1,192	—
Other non-cash items	2,495	55,221
Changes in operating assets and liabilities:
Restricted cash	(27)	(126,595)
Prepaid expenses and other current assets	(715,105)	(174,389)
Other assets	(35,200)	(11,000)
Accounts payable	433,354	279,085
Accrued expenses and other current liabilities	1,339,165	321,854
Deferred rent	(13,161)	63,819
Other long term liabilities	—	15,442
Net cash used in operating activities	(15,308,809)	(3,165,945)
Investing activities
Purchases of marketable securities	(21,002,641)	—
Proceeds from maturities and sales of marketable securities	10,998,295	—
Purchases of property and equipment	(223,265)	(59,104)
Net cash used in investing activities	(10,227,611)	(59,104)
Financing activities
Proceeds from initial public offering, net of offering costs	80,435,430	—
Proceeds from issuance of Series A convertible preferred stock, net of issuance costs	—	15,581,811
Proceeds from issuance of Series B convertible preferred stock, net of issuance costs	—	23,926,422
Proceeds from sale of restricted common stock to founders	—	2,321
Proceeds from exercise of stock options	406,372	6,738
Net cash provided by financing activities	80,841,802	39,517,292
Net increase in cash and cash equivalents	55,305,382	36,292,243
Cash and cash equivalents at beginning of period	33,854,153	—
Cash and cash equivalents at end of period	$89,159,535	$36,292,243
Supplemental cash flow information
Property and equipment in accounts payable at September 30, 2015	$5,070	$—
Property and equipment in accrued expenses at December 31, 2014	$21,000	$—
Deferred IPO issuance costs in accounts payable and accrued expenses	$499,549	$43,040
IPO issuance costs paid in cash through December 31, 2014	$575,245	$—
Issuance of Series A convertible preferred stock in satisfaction of accounts payable	$—	$55,221
Series B convertible preferred stock issuance costs in accounts payable	$—	$30,511

See accompanying notes to condensed consolidated financial statements.

FLEX PHARMA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
1. Organization and operations
The Company
Flex Pharma, Inc. (the "Company") is a biotechnology company that was incorporated in Delaware on February 26, 2014 and has a principal place of business in Boston, Massachusetts. The Company is developing innovative and proprietary treatments for exercise associated muscle cramps, nocturnal leg cramps and spasms associated with severe neuromuscular conditions. The Company believes that the chemical neuro stimulation of certain receptors in primary sensory neurons by its proprietary treatment reduces the repetitive firing, or hyperexcitability, of alpha-motor neurons, thereby preventing or reducing the frequency and intensity of muscle cramps and spasms.
The Company is subject to risks common to companies in the biotechnology and consumer industries, including, but not limited to, risks of failure of pre-clinical studies, clinical studies and clinical trials, the need to obtain marketing approval for its drug product candidates, the need to successfully commercialize and gain market acceptance of its drug product candidates and its consumer products, the timing and resources needed to successfully commercialize a consumer product, the difficulty in establishing effective distribution channels, dependence on key personnel, protection of proprietary technology, compliance with government regulations, development and commercialization by competitors of alternative products and ability to transition from pilot-scale manufacturing to large-scale production of products.
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
Liquidity
The Company has incurred an accumulated deficit of $29,259,683 since inception and will require substantial additional capital to fund its research and development and the launch and growth of its consumer brand. The Company had cash, cash equivalents and marketable securities of $99,159,013 at September 30, 2015. The Company believes its existing cash, cash equivalents and marketable securities will be sufficient to allow the Company to fund its current operating plan for at least the next 12 months.
2. Summary of significant accounting policies and recent accounting pronouncements
The accompanying unaudited condensed consolidated financial statements reflect the application of certain significant accounting policies as described below and elsewhere in these notes to the condensed consolidated financial statements. As of September 30, 2015, the Company’s significant accounting policies, which are detailed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014 (the “2014 10-K”), have not changed.
Unaudited interim financial information

Certain information and footnote disclosures normally included in the Company’s annual financial statements have been condensed or omitted. Accordingly, these interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the 2014 10-K.

The condensed consolidated financial statements as of September 30, 2015, for the three months ended September 30, 2015 and 2014, for the nine months ended September 30, 2015, and the related information contained within the notes to the condensed consolidated financial statements, are unaudited. The unaudited condensed consolidated financial statements have been prepared on the same basis as annual audited consolidated financial statements, and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of the Company’s condensed consolidated financial position as of September 30, 2015, the condensed consolidated statement of operations and the condensed consolidated statement of comprehensive loss for the three and nine-month periods ended September 30, 2015, the condensed consolidated statement of cash flows for the nine-month period ended September 30, 2015, the condensed consolidated statement of operations and the condensed consolidated statement of comprehensive loss for the three-month period ended September 30, 2014, and the condensed consolidated statements of operations, the condensed consolidated statement of comprehensive loss and cash flows for the period from February 26, 2014 (inception) to September 30, 2014. The results for the three and nine months ended September 30, 2015 are not necessarily indicative of results to be expected for the year ending December 31, 2015, or any other future annual or interim periods.
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

Recent accounting pronouncements

In July 2015, the FASB issued ASU No. 2015-11, "Inventory (Topic 330)". This ASU simplifies the measurement of inventory by requiring certain inventory to be measured at the lower of cost or net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The amendments in this ASU are effective for fiscal years beginning after December 15, 2016 and for interim periods therein. Subsequent measurement is unchanged for inventory measured using LIFO or the retail inventory method. The Company is currently in the process of evaluating the impact of the guidance related to the Company's anticipated launch of its consumer product in the first half of 2016.

In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers (Topic 606)". The ASU provides for a single comprehensive model for use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance. The accounting standard is effective for interim and annual periods beginning after December 15, 2016 with no early adoption permitted. In July 2015, the FASB deferred the effective date of this accounting update to annual periods beginning after December 15, 2017, along with an option to permit early adoption as of the original effective date. The Company is required to adopt the amendments in the ASU using one of two acceptable methods: retrospectively to all prior reporting periods presented, with certain practical expedients permitted; or retrospectively with the cumulative effect of initially adopting the ASU recognized at the date of initial application. The Company is currently in the process of evaluating the impact of the guidance related to the Company's anticipated launch of its consumer product in the first half of 2016.

In August 2014, the FASB issued ASU No. 2014-15 "Presentation of Financial Statements - Going Concern (Subtopic 205-40)". The ASU outlines management’s responsibility to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued, and provides guidance on determining when and how to disclose going concern uncertainties in the financial statements. The accounting standard is effective for interim and annual periods ending after December 15, 2016, and will not have a material impact on the consolidated financial statements, but could impact the Company's footnote disclosures.

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
3. Fair value measurements
The Company records cash equivalents and marketable securities at fair value. ASC Topic 820, Fair Value Measurements and Disclosures, established a fair value hierarchy for those instruments measured at fair value that distinguishes between assumptions based on market data (observable inputs) and the Company’s own assumptions (unobservable inputs). The hierarchy consists of three levels:
Level 1 – Unadjusted quoted prices in active markets for identical assets or liabilities.
Level 2 – Quoted prices for similar assets and liabilities in active markets, quoted prices in markets that are not active, or inputs which are observable, directly or indirectly, for substantially the full term of the asset or liability.
Level 3 – Unobservable inputs that reflect the Company’s own assumptions about the assumptions market participants would use in pricing the asset or liability in which there is little, if any, market activity for the asset or liability at the measurement date.
The following table summarizes the cash equivalents and marketable securities measured at fair value on a recurring basis as of September 30, 2015:

	Level 1	Level 2	Level 3	Total
Cash equivalents	$—	$77,012,098	$—	$77,012,098
Marketable securities:				—
Corporate debt securities	—	9,999,478	—	9,999,478
	$—	$87,011,576	$—	$87,011,576
The Company did not hold any cash equivalents or marketable securities at December 31, 2014.
Cash equivalents and marketable securities have been initially valued at the transaction price and subsequently valued, at the end of each reporting period, utilizing third-party pricing services or other market observable data. The pricing services utilize industry standard valuation models, including both income and market based approaches and observable market inputs to determine value. The Company's current cash equivalents consist of money market funds that are not listed in active markets, and were validated using quoted prices for similar assets in active markets. After completing its validation procedures, the Company did not adjust or override any fair value carrying amounts of as of September 30, 2015.
The Company evaluates transfers between levels at the end of each reporting period. There were no transfers of assets or liabilities between Level 1 and Level 2 during the three and nine months ended September 30, 2015. The Company had no financial assets or liabilities that were classified as Level 3 at any point during the three and nine months ended September 30, 2015.
4. Cash equivalents and marketable securities
The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents. Cash equivalents as of September 30, 2015 consisted of money market funds. The Company did not have cash equivalents as of December 31, 2014.
Marketable securities as of September 30, 2015 consisted of corporate debt securities. The Company did not hold any marketable securities as of December 31, 2014. Management determines the appropriate classification of the securities at the time they are acquired and evaluates the appropriateness of such classifications at each balance sheet date. The Company classifies its marketable securities as available-for-sale pursuant to ASC 320, Investments – Debt and Equity Securities. Marketable securities are recorded at fair value, with unrealized gains and losses included as a component of accumulated other comprehensive income (loss) in stockholders’ equity and a component of total comprehensive income (loss) in the condensed consolidated statement of comprehensive income (loss), until realized. Realized gains and losses are included in investment income on a specific-identification basis. There were immaterial realized gains on marketable securities during the three and nine months ended September 30, 2015, and no realized gains or losses during the three months ended September 30, 2014 or during the period from February 26, 2014 (inception) to September 30, 2014.
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

Marketable securities at September 30, 2015 consisted of the following:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Current:
Corporate debt securities	$10,003,154	$3	$(3,679)	$9,999,478
Total	$10,003,154	$3	$(3,679)	$9,999,478

At September 30, 2015, all investments held by the Company were classified as current. The Company did not hold any investments as of December 31, 2014. Investments classified as current have maturities of less than one year. Investments classified as non-current are those that (i) have a maturity greater than one year and (ii) management does not intend to liquidate within the next year, although these funds are available for use and therefore classified as available-for-sale.
At September 30, 2015, the Company held five debt securities that were in an unrealized loss position. The aggregate fair value of debt securities in an unrealized loss position at September 30, 2015 was $10.0 million. There were no individual securities that were in a significant unrealized loss position as of September 30, 2015. The Company evaluated its securities for other-than-temporary impairment and considered the decline in market value for the securities to be primarily attributable to current economic and market conditions. The Company has the intent and ability to hold such securities until recovery. Based on this analysis, these marketable securities were not considered to be other-than-temporarily impaired as of September 30, 2015.
5. Net loss per share
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
The following potentially dilutive securities outstanding, prior to the use of the treasury stock method or if-converted method, have been excluded from the computation of diluted weighted-average shares outstanding for the periods indicated, because including them would have had an anti-dilutive impact:

	As of September 30,
	2015	2014
Unvested restricted common stock sold to founders	2,456,338	3,472,678
Unvested restricted common stock issued upon early exercise of stock options	37,064	—
Options to purchase common stock	1,342,141	298,300
Series A preferred stock	—	15,775,221
Series B preferred stock	—	13,248,864
Total	3,835,543	32,795,063

6. Accrued expenses and other current liabilities
Accrued expenses and other current liabilities consisted of the following:

	September 30, 2015	December 31, 2014
Payroll and employee-related costs	$1,060,086	$34,218
Professional fees	244,473	15,500
Research and development costs	137,665	125,067
Consumer brand-related costs	75,267	23,635
Other	42,049	42,955
Deferred IPO issuance costs	—	175,149
Total	$1,559,540	$416,524

7. Common stock
As of September 30, 2015, the Company had authorized 100,000,000 shares of common stock, $0.0001 par value per share. Each share of common stock is entitled to one vote. The holders of common stock are also entitled to receive dividends whenever funds are legally available and when declared by the board of directors. The Company does not intend to declare dividends for the foreseeable future.
Restricted common stock
In March 2014, the Company sold 4,553,415 shares of restricted common stock to the founders of the Company ("recipients"), for $0.0004 per share, for total proceeds of $1,950. In April 2014, based upon anti-dilution provisions granted to the recipients, an additional 867,314 shares of restricted common stock were sold to the same recipients, after which the anti-dilution provisions were terminated. The restricted common stock vested 25% upon issuance, and the remaining 75% vests ratably over four years, during which time the Company has the right to repurchase the unvested shares held by a recipient if the relationship between such recipient and the Company ceases. If the relationship terminates, the Company has 90 days to repurchase unvested shares at $0.0004 per share. Such shares are not accounted for as outstanding until they vest. As of September 30, 2015, 2,964,391 shares of restricted common stock had vested and are accounted for as outstanding common stock. Unvested restricted common stock awards to non-employees are re-measured at each vest date and each financial reporting date.
The following is a summary of restricted common stock activity related to shares sold to the Company's founders:

	Number of Shares	Weighted-Average Grant Date Fair Value
Non-vested at December 31, 2014	3,218,590	$0.10
Vested	(762,252)	0.10
Non-vested at September 30, 2015	2,456,338	$0.10

Early exercise of stock options
During the first quarter of 2015, 37,064 employee stock options, with a weighted-average grant date fair value of $10.79 per share, were exercised pursuant to an early exercise provision in an employee's stock option agreement. None of the exercised options had vested as of September 30, 2015, and the early exercise provision contains a repurchase option by the Company. Accordingly, the $400,000 of exercise proceeds received by the Company are being accounted for as a liability on the Company's condensed consolidated balance sheet at September 30, 2015. The proceeds received will remain classified as a liability and the related shares will not be considered outstanding, for accounting purposes, until the shares vest in the fourth quarter of 2015.
8. Stock-based compensation

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
In January 2015, the Company's board of directors adopted, and the Company's stockholders approved, the 2015 Equity Incentive Plan (the "2015 Plan"), which became effective immediately prior to the closing of the Company's IPO. The 2015 Plan provides for the grant of incentive stock options ("ISOs"), nonstatutory stock options, restricted stock awards, restricted stock units, stock appreciation rights, performance-based stock awards, and other stock-based awards. Additionally, the 2015 Plan provides for the grant of performance-based cash awards. ISOs may be granted only to the Company's employees. All other awards may be granted to the Company's employees, including officers, and to non-employee directors and consultants. As of September 30, 2015, there were 690,555 shares remaining available for the grant of stock awards under the 2015 Plan.
The Company has awarded stock options to its employees, directors, advisors and consultants, pursuant to the plans described above. Stock options subsequent to the completion of the Company's IPO are granted with an exercise price equal to the closing market price of the Company's common stock on the date of grant. Stock options generally vest over one to four years and have a contractual term of ten years. Stock options are valued using the Black-Scholes option pricing model and compensation cost is recognized based on the resulting value over the service period. Unvested awards to non-employees are re-measured at each vest date and at each financial reporting date. The following table summarizes stock option activity for employees and non-employees for the nine months ended September 30, 2015:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2014	926,832	$3.40
Granted	505,748	15.02
Exercised	(46,112)	8.81
Cancelled or forfeited	(44,327)	9.93
Outstanding at September 30, 2015	1,342,141	$7.38	9.11	$7,944,730
Exercisable at September 30, 2015	207,818	$3.77	8.84	$1,808,822
Vested or expected to vest at September 30, 2015	1,244,325	$7.35	9.11	$7,314,344

Total stock-based compensation expense recognized for employee and non-employee restricted common stock, and stock options granted to employees and non-employees is included in the Company's condensed consolidated statement of operations as follows:

	Three Months Ended September 30, 2015	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2015	Period from February 26, 2014 (Inception) to September 30, 2014
Research and development	$617,476	$169,961	$2,429,769	$272,012
Selling, general and administrative	889,203	182,612	2,463,229	401,245
Total	$1,506,679	$352,573	$4,892,998	$673,257

As of September 30, 2015, there was approximately $14,386,501 of total unrecognized compensation cost related to unvested equity awards. Total unrecognized compensation cost will be adjusted for the re-measurement of non-employee awards as well as future changes in employee and non-employee forfeitures, if any. The Company expects to recognize that cost over a remaining weighted-average period of 2.68 years.
Employee stock purchase plan
In January 2015, the Company's board of directors adopted, and the Company's stockholders approved, the 2015 Employee Stock Purchase Plan (the "ESPP"), which became effective upon the date of execution of the underwriting agreement pursuant to which the Company's common stock was priced in connection with the IPO. As of September 30, 2015, the Company had not yet instituted any offering periods under the ESPP and no shares of the Company's common stock have been purchased under the ESPP.
9. Income taxes
Deferred tax assets and deferred tax liabilities are recognized based on temporary differences between the financial reporting and tax basis of assets and liabilities using statutory rates. A valuation allowance is recorded against deferred tax assets if it is more likely than not that some or all of the deferred tax assets will not be realized. Based upon the Company's history of operating losses and the uncertainty surrounding the realization of the favorable tax attributes in future tax returns, the Company has recorded a full valuation allowance against the Company’s otherwise recognizable net deferred tax assets. There was no significant income tax provision or benefit for the three or nine months ended September 30, 2015, for the three months ended September 30, 2014 or for the period from February 26, 2014 (inception) to September 30, 2014.

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
Results of Operations - An analysis of our financial results comparing the three months ended September 30, 2015 to the three months ended September 30, 2014, and comparing the nine months ended September 30, 2015 to the period from February 26, 2014 (inception) to September 30, 2014.
Liquidity and Capital Resources - An analysis of changes in our condensed consolidated balance sheets and cash flows, and discussion of our financial condition and potential sources of liquidity.
Critical Accounting Policies and Significant Judgments and Estimates - A discussion of critical accounting policies that require us to make subjective estimates and judgments.
Overview
We are a biotechnology company that is developing innovative and proprietary treatments for exercise-associated muscle cramps, nocturnal leg cramps and spasms associated with severe neuromuscular conditions. Our founders' novel insights regarding neuromuscular physiology form the basis of our development efforts. We believe that the chemical neuro stimulation of certain receptors in primary sensory neurons by our proprietary treatment reduces the repetitive firing, or hyperexcitability, of alpha-motor neurons, thereby preventing or reducing the frequency and intensity of muscle cramps and spasms. We have conducted three randomized, blinded, placebo-controlled cross-over studies of our proprietary treatment, which have shown a statistically significant reduction in the intensity of muscle cramps induced in healthy normal volunteers. We intend to initially focus our drug development efforts on developing products to treat nocturnal leg cramps, spasticity associated with multiple sclerosis and muscle cramping associated with motor neuron disease, such as amyotrophic lateral sclerosis (ALS).
We are also developing a consumer brand with products based on the same mechanism of action as our proprietary treatment. Our consumer brand and products will be targeted towards athletes experiencing exercise-associated muscle cramps, or EAMCs. EAMCs are painful, spasmodic and involuntary contractions of skeletal muscles that occur during or following exercise in individuals with no underlying metabolic, neurological or endocrine pathology. EAMCs can be experienced by individuals participating in any sport but are particularly prevalent in athletes engaging in high-intensity activities, such as running, cycling and triathlons. A number of well-known sports drinks and other consumer products are used to prevent EAMCs. However, we do not believe any of these products have been proven to be clinically effective in preventing EAMCs. We anticipate launching our cornerstone product in the second quarter of 2016.
We have incurred an operating loss since our inception and we anticipate that we will continue to incur operating losses for at least the next several years. Our net loss was $8.2 million for the three months ended September 30, 2015 and $21.2 million for the nine months ended September 30, 2015. Our accumulated deficit was $29.3 million as of September 30, 2015. To date, we have financed our operations with net proceeds from the private placement of our preferred stock and our initial public offering.
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
In April 2015, we initiated a study in nocturnal leg cramps of our proprietary treatment, which is a mixture of natural ingredients. This study was intended to assess the safety and tolerability of our proprietary treatment and explore a number of alternative objectives relating to efficacy. The U.S. Food and Drug Administration has indicated that the treatment of nocturnal leg cramps is an appropriate drug or dietary supplement claim. As a result, we are able to conduct this study in accordance with the regulatory framework applicable to dietary supplements rather than drugs. We are currently evaluating an additional study for the treatment of nocturnal leg cramps. Subject to regulatory approval, we expect to initiate studies outside the United States in patients suffering from cramping and spasticity associated with multiple sclerosis and amyotrophic lateral sclerosis (ALS) in the first half of 2016 with a clinical candidate.
In July 2015, we announced the results of a study of our proprietary treatment in athletes participating in high intensity sports. The study was intended to evaluate the efficacy of our proprietary treatment in preventing muscle cramps as measured by the incidence of cramps during training sessions. The study showed statistically significant results, demonstrating that our treatment reduced muscle cramps during a two week workout period when compared to the prior two week baseline observation period. We conduct field studies to learn more about the benefits of our proprietary treatment and increase credibility among high endurance athletes. In other field studies of athletes, we and others have noted significant placebo effects and, in our July 2015 study, we did not include a placebo.
In October 2015, we presented data demonstrating the efficacy of purified, GMP-synthesized single molecules, as well as combinations of two individual molecules, of TRPA1 and TRPV1 agonists, in significantly reducing human muscle cramp intensity in our electrically induced cramp model.
Also in October 2015, we signed an exclusive partnership with world champion triathlete Craig Alexander, a three-time IRONMAN® World Champion and two-time IRONMAN 70.3 World Champion, who will incorporate our consumer product into his training, racing, and coaching regimens.
During the three months ended September 30, 2015, we announced the appointment of Katharine Lindemann as our Chief Operating Officer. Prior to joining the Company, Ms. Lindemann served as Chief Operating Officer at DAVIDs TEA Inc., and spent 19 years at Starbucks where she held several leadership roles. In addition, we announced that Robert J. Perez, former Chief Executive Officer of Cubist Pharmaceuticals, Inc., had joined our Board of Directors.
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
Research and Development Expenses
Our research and development expenses have related primarily to the development of our proprietary treatment and single and combination molecules for muscle cramps and spasms. These costs include salaries and other compensation-related costs, including stock-based compensation, for research and development employees, costs of clinical studies and related research, costs for consultants who we utilize to supplement our personnel, fees paid to third parties, insurance costs, facilities and office-related expenses, cost of laboratory supplies, travel and other outside expenses.
Research and development activities are central to our business model. We have advanced our clinical efforts and expect to identify our initial drug candidate, which we believe will consist of one or two highly pure, synthesized, potent activators of transient receptor potential, or TRP, cation channel receptors. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. We expect our research and development expenses to increase in the future as we increase personnel and compensation costs, increase our research efforts, conduct proof-of-concept clinical studies and perform preclinical work of our drug product candidates. It is difficult to determine, with certainty, the duration and completion costs of our current or future preclinical programs, clinical studies and clinical trials of our drug product candidates.

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
Research and development expenses also include costs incurred related to our consumer product, including athlete based efficacy studies of our proprietary treatment, product formulation work, stability studies and other efforts. We expect these costs to increase as we continue to test product efficacy and formulation in a consumer setting, as well as develop future consumer products.
Selling, General and Administrative Expenses
Selling, general and administrative expenses consist primarily of salaries and other compensation-related costs, including stock-based compensation, for personnel in executive, finance and accounting, legal, corporate communications and general administration roles. Other significant costs include professional service fees including legal fees relating to patent and corporate matters, accounting fees, insurance costs, costs for consultants who we utilize to supplement our personnel, travel costs, and facility and office-related costs not otherwise included in research and development expenses.
Selling, general and administrative expenses also include costs related to our consumer brand and cornerstone product. Through September 30, 2015, these costs have included personnel costs, brand development costs, market research costs, product design costs, pre-launch activity costs and other external costs. We are preparing to launch our cornerstone consumer product in the second quarter of 2016 and expect to initially target the following select geographic markets: Los Angeles, California, Boulder, Colorado and Boston, Massachusetts. We have continued pre-launch activities through the third quarter of 2015 which have included, among other things, attending athletic events, providing product samples, gathering feedback, educating potential consumers of our product and launching a print and digital media campaign. As we prepare to launch our cornerstone consumer product in the second quarter of 2016, costs will increase as we hire additional personnel to support our pre-launch and launch activities and incur costs related to branding, product design, packaging, distribution, and other related sales and promotion activities. In the future, we may also pursue relationships with additional endurance athletes, figures or teams prominent in the athletic community.
We anticipate that our selling, general and administrative expenses will increase in the future to support our continued research and development activities and potential commercialization of our consumer products and drug product candidates and the increased costs of operating as a public company. Increases will likely include increased costs related to the hiring of additional personnel and fees to outside consultants, lawyers and accountants, among other expenses. We expect to incur additional costs associated with being a public company, including expenses related to services associated with maintaining compliance with Nasdaq listing rules and SEC requirements, insurance and investor relations costs.
Interest Income, Net
Interest income, net primarily consists of interest income from our cash and cash equivalents, amortization of investment premiums and realized gains and losses.
Results of Operations
Three Months Ended September 30, 2015 Compared to the Three Months Ended September 30, 2014
The following table sets forth the results of operations for the three months ended September 30, 2015 compared to the three months ended September 30, 2014. During the three months ended September 30, 2014, we had a minimal workforce and had not yet commenced significant consumer operations.

	Three Months Ended September 30, 2015	Three Months Ended September 30, 2014	Change
Operating expenses:
Research and development	$3,445,200	$909,123	$2,536,077
Selling, general and administrative	4,722,281	1,084,240	3,638,041
Total operating expenses	8,167,481	1,993,363	6,174,118
Loss from operations	(8,167,481)	(1,993,363)	(6,174,118)
Interest income, net	14,637	6,926	7,711
Net loss	$(8,152,844)	$(1,986,437)	$(6,166,407)

Research and Development Expenses
Research and development expenses were $3.4 million for the three months ended September 30, 2015 compared to $0.9 million for the three months ended September 30, 2014. The increase of $2.5 million was primarily related to:

•	$1.2 million of costs related to increased clinical studies and related research activities;

•	$0.9 million of personnel related costs including salaries and other compensation-related costs, including stock-based compensation, due to an increased workforce;

•	$0.2 million of external consulting costs incurred to supplement our research and development personnel as research, clinical and development activity increased;

•	$0.1 million of research-related activities for our consumer brand and cornerstone product; and

•
$0.1 million of other costs, including costs related to allocated insurance, facility and office-related expenses and employee travel-related costs, primarily due to an increased workforce and activity.

Selling, General and Administrative Expenses
Selling, general and administrative expenses were $4.7 million for the three months ended September 30, 2015 compared to $1.1 million for the three months ended September 30, 2014. The increase of $3.6 million was primarily related to:

•
$1.5 million of external costs related to developing our consumer brand and cornerstone product, including brand development, market research, product design, pre-launch activities and a print and digital media campaign;

•	$1.4 million of personnel costs including salaries and other compensation-related costs, including stock-based compensation, due to an increased workforce;

•
$0.4 million of professional service fees, including corporate legal costs, insurance, accounting fees, investor relations, business development expenses, and intellectual property legal and filing costs, related primarily to being a public company; and

•	$0.3 million of recruiting costs, employee-related travel costs and facility and office-related expenses, due to an increased workforce and activity.
Nine Months Ended September 30, 2015 Compared to the Period from February 26, 2014 (Inception) to September 30, 2014
The following table sets forth the results of operations for the nine months ended September 30, 2015 compared to the period from February 26, 2014 (inception) to September 30, 2014. During the period from February 26, 2014 (inception) to September 30, 2014, we initiated operations, had a minimal workforce and had not yet commenced significant consumer operations.

	Nine Months Ended September 30, 2015	Period from February 26, 2014 (Inception) to September 30, 2014	Change
Operating expenses:
Research and development	$9,440,324	$2,038,790	$7,401,534
Selling, general and administrative	11,842,896	2,239,605	9,603,291
Total operating expenses	21,283,220	4,278,395	17,004,825
Loss from operations	(21,283,220)	(4,278,395)	(17,004,825)
Interest income, net	34,397	9,584	24,813
Net loss	$(21,248,823)	$(4,268,811)	$(16,980,012)

Research and Development Expenses
Research and development expenses were $9.4 million for the nine months ended September 30, 2015 compared to $2.0 million for the period from February 26, 2014 (inception) to September 30, 2014. The increase of $7.4 million was primarily related to:

•	$3.6 million of personnel related costs including salaries and other compensation-related costs, including stock-based compensation, due to an increased workforce;

•	$2.7 million of costs related to increased clinical studies and related research activities;

•	$0.6 million of external consulting costs incurred to supplement our research and development personnel as research, clinical and development activity increased;

•	$0.1 million research-related activities for our consumer brand and cornerstone product; and

•	$0.4 million of other costs, including costs related to allocated insurance, facility and office-related expenses and employee travel-related costs as we added personnel and increased activities.
Selling, General and Administrative Expenses
Selling, general and administrative expenses were $11.8 million for the nine months ended September 30, 2015 compared to $2.2 million for the period from February 26, 2014 (inception) to September 30, 2014. The increase of $9.6 million was primarily related to:

•	$4.4 million of personnel costs including salaries and other compensation-related costs, including stock-based compensation, due to an increased workforce;

•
$3.0 million of external costs related to developing our consumer brand and cornerstone product, including brand development, market research, product design, pre-launch activities and a print and digital media campaign;

•
$1.0 million of professional service fees, including corporate legal costs, insurance, accounting and intellectual property legal and filing costs, primarily related to being a publicly traded company;

•	$0.6 million of recruiting costs and employee-related travel costs, due to increased activity and an increased workforce;

•	$0.5 million of external consulting costs incurred to supplement our general and administrative personnel due to increased activity and an increased workforce; and

•	$0.1 million of increased other costs, including costs related to facility and office-related expenses.
Liquidity and Capital Resources
Overview

Since inception, we have incurred an operating loss and we anticipate that we will continue to incur operating losses for at least the next several years. To date, we have not generated any revenues. We expect that our research and development and selling, general and administrative expenses will continue to increase, and we will incur significant sales and marketing expense associated with the launch and commercialization of our consumer brand and our cornerstone product. As a result, we will need additional capital to fund our operations, which we may raise through a combination of equity offerings, debt financings, other third-party funding, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements.
Since our inception, we have financed our operations through private placements of equity securities and our IPO, which we completed in February 2015. During 2014, we issued 15,775,221 shares of series A convertible preferred stock and received aggregate net proceeds of $15.6 million, net of issuance costs, and we issued 14,078,647 shares of series B convertible preferred stock and received aggregate net proceeds of $25.4 million, net of issuance costs. All shares of the previously issued and outstanding series A and series B convertible preferred stock converted into 6,971,108 shares of common stock upon the close of the IPO. In our IPO, we sold 5,491,191 shares of common stock (including shares sold pursuant to the exercise of an overallotment option granted to the underwriters) that resulted in net proceeds to us of $79.9 million. As of September 30, 2015, we had $99.2 million in cash, cash equivalents and marketable securities, which were held in bank deposit accounts, money market funds and corporate debt securities.
Sources of Liquidity
Cash Flows

	Nine Months Ended September 30, 2015	Period from February 26, 2014 (Inception) to September 30, 2014
Net cash (used in) provided by:
Operating activities	$(15,308,809)	$(3,165,945)
Investing activities	(10,227,611)	(59,104)
Financing activities	80,841,802	39,517,292
Net increase in cash and cash equivalents	$55,305,382	$36,292,243

Operating Activities
The increase in cash used in operations for the nine months ended September 30, 2015 compared to the period from February 26, 2014 (inception) to September 30, 2014 was primarily due to our significant increase in operations. During the period from February 26, 2014 (inception) to September 30, 2014, we initiated operations, had minimal workforce personnel and had not yet commenced consumer operations. For the nine months ended September 30, 2015, we incurred increased costs related to our personnel, increased costs related to our research and development efforts including clinical study costs, increased costs associated with our consumer product efforts and increased costs needed to support our operations.
Investing Activities
Net cash used in investing activities for the nine months ended September 30, 2015 related to $10.0 million of net purchases and sales of marketable securities and the acquisition of property and equipment, primarily computers and computer-related equipment, and increased from the prior year due to our increased workforce and activities.
Financing Activities
Net cash provided by financing activities was $80.8 million during the nine months ended September 30, 2015 compared to $39.5 million for the period from February 26, 2014 (inception) to September 30, 2014. During the nine months ended September 30, 2015, we completed our IPO, which resulted in net proceeds of $79.9 million. During the period from February 26, 2014 (inception) to September 30, 2014, we sold shares of series A and series B convertible preferred stock resulting in net proceeds to us of $39.5 million.

As of September 30, 2015, we had no long-term debt.
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
Outlook
Based on our research and development plans, our consumer brand and product launch plans and our expectations of timing related to the progress of our clinical programs, we expect that our existing cash resources and marketable securities will enable us to fund our operating expenses and capital expenditure requirements through mid-2018. We have based this estimate on assumptions that may prove to be wrong, however, and we could use our capital resources sooner than we expect. Additionally, the process of testing drug product candidates in clinical trials is costly, as are the resources required to launch a consumer brand and products, and the timing of progress of these efforts is uncertain.
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

The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates. As of September 30, 2015, we had cash, cash equivalents and marketable securities of $99.2 million. We invest our cash in a variety of financial instruments, principally money market funds and investment-grade corporate notes and commercial paper. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Available for sale securities that we invest in are subject to interest rate risk and may fall in value if market interest rates increase. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our portfolio.

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

As of September 30, 2015, we have evaluated, under the supervision and with the participation of our management, including the chief executive officer and the principal financial and accounting officer, the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based upon our evaluation, the chief executive officer and the principal financial and accounting officer concluded that our disclosure controls and procedures were effective. Accordingly, management believes that the condensed consolidated financial statements included in this report fairly present in all material respects our consolidated financial condition, results of operations and cash flow for the periods presented.

Changes in Internal Control over Financial Reporting

During the three and nine months ended September 30, 2015, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits
EXHIBIT INDEX

Exhibit number		Description of Document

3.1	(1)	Amended and Restated Certificate of Incorporation of the Registrant.

3.2	(1)	Amended and Restated Bylaws of the Registrant.

4.1	(2)	Form of Common Stock Certificate of the Registrant.

4.2	(2)	Amended and Restated Investors' Rights Agreement, dated July 23, 2014, by and among the Registrant and certain of its stockholders.

10.1	+†	Amendment to Offer Letter, dated July 20, 2015, by and between the Registrant and Marina Hahn.

10.2	+(3)	Executive Employment Agreement, dated as of July 15, 2015, by and between the Registrant and Katharine Lindemann.

10.3		License Agreement, dated May 1, 2014, by and between the Registrant and ECLDS, LLC, as amended.

31.1		Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

31.2		Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

32.1		Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(b) or 15d-14(b) of the Exchange Act and 18 U.S.C. Section 1350.

101
The following materials from Flex Pharma, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, formatted in XBRL (eXtensible Business Reporting Language):(i) Unaudited Condensed Consolidated Balance Sheets, (ii) Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss, (iii) Unaudited Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Unaudited Condensed Consolidated Financial Statements.

(1) Incorporated by reference to the Registrant's Current Report on Form 8-K, filed with the SEC on February 9, 2015.
(2) Incorporated by reference to the Registrant's Registration Statement on Form S-1 (File No. 333-201276), as amended.
(3) Incorporated by reference to the Registrant's Current Report on Form 8-K, filed with the SEC on September 9, 2015.
+ Indicates management contract or compensatory plan.
† Confidential treatment requested under 17 C.F.R. §200.80(b)(4) and Rule 24b-2. The confidential portions of this exhibit have been omitted and are marked accordingly. The confidential portions have been provided separately to the SEC pursuant to the confidential treatment request.

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
Date: November 4, 2015