Form 10-K
period 2015-12-31
Flex Pharma, Inc.
filed 2016-03-08
CIK 1615219

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2015
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
(Do not check if a smaller reporting company)
         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐ No ☒
       As of June 30, 2015, the last day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the Common Stock held by non-affiliates of the registrant was approximately $185.9 million, based on the closing price of the registrant’s common stock on June 30, 2015.
As of March 4, 2016, there were 17,954,774 shares of common stock outstanding.

FLEX PHARMA, INC.
2015 ANNUAL REPORT ON FORM 10-K

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

Except where the context otherwise requires, in this Annual Report on Form 10-K, "we," "us," "our" and the "Company" refer to Flex Pharma, Inc. and, where appropriate, its consolidated subsidiaries.

PART I

Item 1.         BUSINESS
Overview
We are a biotechnology company that is developing innovative and proprietary treatments for nocturnal leg cramps, muscle cramps and spasms associated with severe neuromuscular conditions, and exercise-associated muscle cramps. Our product candidates are based on the potential mechanism of action we describe as Chemical Neuro Stimulation, which is the process by which a small molecule chemical signal, acting topically, induces a neuronal sensory signal that produces a beneficial effect. Our product candidates activate certain receptors in primary sensory neurons, which then act via neuronal circuits to reduce the repetitive firing, or hyperexcitability, of alpha-motor neurons in the spinal cord, thereby preventing or reducing the frequency and intensity of muscle cramps and spasms. We believe that we are the only company developing both drug and consumer products based on this mechanism of muscle cramp inhibition.
Muscle cramps and spasms are involuntary, often painful contractions producing tightness in muscles that can last several minutes and, in many instances, result in prolonged soreness. We believe that muscle cramps and spasms are driven by the hyperexcitability of alpha-motor neurons. Based on our scientific co-founders' novel insight regarding neuromuscular physiology, we developed an extract formulation that has shown statistical significance in reducing muscle cramps in our electrically induced cramp model as compared to a control. The extract formulation, and the product candidates we developed based on this extract formulation, activate the specific transient receptor potential, or TRP, ion channel receptors found on the surface of the mouth, esophagus and/or stomach, which trigger signals in sensory neurons that are relayed to the spinal cord. This sensory signaling is thought to increase the activity of inhibitory spinal interneurons, which reduce alpha-motor neuron hyperexcitability, thereby preventing muscle cramps and spasms.
Based on independent third-party survey results, we estimate that approximately four million U.S. adults over the age of 65 suffer from nocturnal leg cramps on a daily basis. There is no drug product currently approved in the United States for the treatment of nocturnal leg cramps. In February 2016, our extract formulation demonstrated efficacy in a randomized, controlled, blinded study of 50 healthy subjects who experienced nocturnal leg cramps at least three nights per week. In our nocturnal leg cramps study, statistically significant effects were demonstrated on key endpoints, including cramp frequency (p<0.05); cramp-free days (p<0.01), the physician-rated Clinical Global Impression of Change (p<0.01), cramp pain measures (p<0.05), and specific sleep disturbance measures (p<0.05). We plan to initiate another nocturnal leg cramp study in 2016 with a single molecule, chemically synthesized, TRP ion channel activator.
In 2016, we also expect to initiate two studies of our lead drug product candidate, FLX-787, in patients suffering from cramps, spasms and spasticity associated with multiple sclerosis, or MS, and amyotrophic lateral sclerosis, or ALS. FLX-787 was developed based on our extract formulation and is a single molecule, chemically synthesized, TRP ion channel activator that has demonstrated statistically significant efficacy in our electrically induced cramp model. According to the National Institute of Neurological Disorders and Stroke, between 250,000 and 350,000 people in the United States suffer from multiple sclerosis, or MS, approximately 84% of whom experience spasticity. Based on a report published by the Centers for Disease Control, we estimate that over 12,000 people in the United States suffer from ALS. Our randomized, blinded, controlled cross-over studies of MS and ALS patients will be conducted outside the United States.
In the second quarter of 2016, we expect to launch a consumer brand and cornerstone product to prevent and treat exercise-associated muscle cramps, or EAMCs. We developed a consumer product based on our extract formulation that will be marketed primarily to endurance athletes experiencing EAMCs. Our consumer product will be a 50 milliliter beverage containing a proprietary formulation of organic TRP activators. We expect to launch our consumer brand and first consumer product in three select markets, Los Angeles, California, Boulder, Colorado and Boston, Massachusetts, and also expect a significant online presence. We have conducted pre-launch activities in each of these locations, which have included, among other things, attending athletic events, providing product samples, gathering feedback, educating potential consumers of our product and launching a print and digital media campaign.
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
Our team also includes:

Thomas Wessel, M.D., Ph.D., Chief Medical Officer
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

Katharine Lindemann, Chief Operating Officer
Broad operating and leadership experience with premier consumer companies, including operating as the Chief Operating Officer at DAVIDsTEA Inc. and 19 years at Starbucks where she held several leadership roles, including Senior Vice President Starbucks Foodservice, Senior Vice President US Business Operations, and Senior Vice President International Operations, Store Development and Global Business Systems

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

Bruce Bean, Ph.D., Scientific Co-Founder and Chair	Robert Winthrop Professor of Neurobiology at Harvard Medical School and member of the National Academy of Sciences

Christopher Walsh, Ph.D.	Hamilton Kuhn Professor in the Department of Biological Chemistry and Molecular Pharmacology at Harvard Medical School. Member of the National Academy of Sciences and the Institute of Medicine

Alfred Sandrock M.D., Ph.D.	Executive Vice President, Neurology Discovery & Development Center, Neurodegeneration Therapeutic Area and Chief Medical Officer at Biogen Inc.

Roger Tung, Ph.D.
President and Chief Executive Officer of Concert Pharmaceuticals, Inc., former Vice President of Drug Discovery of Vertex Pharmaceuticals, Inc. and co-inventor of Lexiva® and Agenerase. Oversaw the development Incivek® and Kalydeco®

John Winkelman, M.D., Ph.D.	Chief of the Sleep Disorders Clinical Research Program at Massachusetts General Hospital; Associate Professor of Psychiatry at Harvard Medical School
Our Strategy
Our strategy is to become a leading biotechnology company focused on treating nocturnal leg cramps, muscle cramps, spasms and spasticity associated with severe neuromuscular conditions and EAMCs. We are developing products using TRP activators, leveraging our experienced management team and our relationships with top scientific advisors to expedite our drug and consumer product development efforts. The key elements of our strategy are as follows:

•
Rapidly develop and advance product candidates for the treatment of nocturnal leg cramps. We believe the nocturnal leg cramp market represents a significant opportunity that historically has been underserved. There is no drug currently approved in the United States for the treatment of nocturnal leg cramps. Given the regulatory status of nocturnal leg cramps, we believe there may be an opportunity to develop both a drug product and a consumer product to address this attractive market. Our extract formulation demonstrated statistically significant efficacy in treating nocturnal leg cramps in a randomized, controlled, blinded study and, in 2016, we expect to initiate another nocturnal leg cramp study with a single molecule, chemically synthesized, TRP ion channel activator.

•
Develop and advance FLX-787 for the treatment of severe neuromuscular conditions of significant unmet need. We believe FLX-787 may relieve spasticity and abnormal muscle contractions affecting individuals suffering from severe neuromuscular conditions, including MS and ALS. In 2016, we expect to initiate randomized, blinded, placebo-controlled cross-over studies of FLX-787 in patients suffering from cramps, spasms and/or spasticity associated with MS and ALS outside the United States. We also intend to explore additional indications where Chemical Neuro Stimulation may be an effective treatment of these symptoms.

•
Develop and launch our consumer brand and products for the prevention of exercise associated muscle cramps. We are developing a consumer brand and products specifically formulated to treat athletes suffering from EAMCs. In the second quarter of 2016, we expect to begin selling the cornerstone product of our consumer brand. As our brand and target market evolves, we anticipate evaluating product line extension opportunities based on a variety of factors, including market opportunity, brand positioning, target audience and product formulation alternatives. In the future, we may consider partnering with established consumer brand companies to accelerate market acceptance and expand distribution of our consumer products.

•
Collaborate selectively to augment and accelerate our research, development and commercialization efforts. We may seek third-party collaborators for the development and eventual commercialization of any drug product candidate we develop. In particular, we may enter into third-party arrangements for targeted neuromuscular indications in which our potential collaborator has particular expertise or for which we need access to additional markets and research, development or commercialization resources.

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
Market Opportunity
We are developing products for the treatment of nocturnal leg cramps, muscle cramps, spasms and spasticity associated with severe neuromuscular conditions, and other conditions where patients and athletes experience abnormal muscle contractions. Muscle cramps and spasms are involuntary, often painful contractions producing tightness in muscles that can last several minutes and, in many instances, result in prolonged soreness. Spasticity, which is frequently experienced by patients with severe neurological conditions, such as MS and ALS, is an abnormal, involuntary increase in the underlying tone of muscles and may be associated with uncontrolled movement, muscle stiffness, difficulty straightening joints, reduced mobility, limb weakness, shaking, intermittent spasms and pain. The treatment of muscle cramps remains challenging because we do not believe there is any product that has been rigorously proven to be effective in treating muscle cramps. The medications used to treat cramps, spasms and spasticity vary in their effectiveness and many patients cannot tolerate the side effects of these drugs. We believe there is a large and underserved market for effective treatment of muscle cramps, spasms and spasticity as a result of the limitations of the current standard of care.
Nocturnal Leg Cramps
Background. Nocturnal leg cramps are muscle cramps, usually occurring in the calf during sleep, that cause pain, stress, disability and poor sleep quality in affected individuals resulting in reduced quality of life and interference with activities of daily living. The causes of nocturnal leg cramps remain unknown but in some individuals may be related to various factors such as inactivity, overexertion, peripheral artery disease, metabolic problems, certain medications and spinal stenosis. The prevalence of nocturnal leg cramps is widespread and increases with age. According to a survey of 233 individuals, 37% of adults over the age of 50 suffered from nocturnal leg cramps. Based on a separate survey of 365 individuals, 50% of adults over the age of 65 suffered from nocturnal leg cramps. We believe our primary target patient population will include individuals that suffer from nocturnal leg cramps daily or weekly and, based on independent third-party survey results, estimate that approximately four million U.S. adults over the age of 65 suffer from nocturnal leg cramps on a daily basis. Nocturnal leg cramps also affect people younger than 65 and we believe there is an opportunity to serve this patient population as well. In the United Kingdom, quinine is prescribed for the treatment of nocturnal leg cramps, in addition to being a treatment for malaria. In 2013, approximately 4.5 million quinine prescriptions were written for patients in the United Kingdom, a country with approximately one-fifth the population of the United States. We believe a majority of these prescriptions were for the treatment of individuals suffering from nocturnal leg cramps.
Limitations of Current Treatment. We do not believe any therapy has been shown to be safe and effective in treating nocturnal leg cramps in well-designed, blinded clinical trials. Stretching and systemic treatments, such as dietary supplements, vasodilators and calcium channel blockers, have shown some benefit in treating nocturnal leg cramps, but we do not believe any medication has shown durable evidence of clinical efficacy. Quinine is prescribed in the United Kingdom for the treatment of nocturnal leg cramps. However, quinine is associated with serious and life-threatening adverse events, including thrombocytopenia, hypersensitivity reactions and QT prolongation. In 1994, the U.S. Food and Drug Administration, or the FDA, banned the use of over-the-counter quinine for the treatment of leg cramps and expanded this restriction for prescription quinine products in 2006.
Cramping and Spasticity Associated with Multiple Sclerosis
Background. MS is an autoimmune disease in which inflammatory processes cause worsening demyelination and cell degeneration over years, resulting in a variety of neurological deficits such as loss of muscle control, sensation and vision. Spasticity is caused by damage to motor systems in the brain and spinal cord. These lesions cause hyperactive muscle stretch reflexes, which result in increased muscle tone and associated symptoms such as myoclonus which are subsumed under the descriptive term spasticity. The need to treat spasticity increases as the disease progresses and go hand in hand with worsening weakness leading to complications such as contractures, bed sores and severe pain. According to the National Institute of Neurological Disorders and Stroke, between 250,000 and 350,000 people in the United States suffer from MS and approximately 84% of patients with MS experience spasticity.
Limitations of Current Treatment. Patients suffering from MS spasticity may be treated with antispasticity drugs, muscle relaxants, sedatives and Botox injections, which frequently result in unwanted side effects, including dizziness, drowsiness, dry mouth, fatigue, weakness, diarrhea or constipation and low blood pressure. Further, patient responses to single or combination agents vary and treatments may be incomplete in managing spasticity.
Cramping, Spasms and Spasticity Associated with Amyotrophic Lateral Sclerosis
Background. ALS is a neurological disease that causes muscle weakness and impacts physical function. In most patients, doctors don't know why ALS occurs, which is referred to as sporadic cases. A small number of familial cases are known to occur. ALS often begins with muscle twitching and weakness in an arm or leg, or sometimes with slurring of speech. Eventually, ALS can affect the ability to control the muscles needed to move, speak, eat and breathe. ALS patients commonly experience fasciculations, which are persistent muscle twitches that can interfere with sleep and most patients with ALS may also experience painful muscle cramps, which can sometimes be alleviated with medication. Based on a report published by the Centers for Disease Control, we estimate that over 12,000 people in the United States suffer from ALS.
Limitations of Current Treatment. The October 2009 American Academy of Neurology ALS Care Guidelines found insufficient data to support or refute any specific interventions for the treatment of muscle cramps, twitches and spasticity in ALS patients. The guidelines did note that in diseases such as MS, effective treatments for similar problems include benzodiazepam, baclofen, dantrolene and tizanidine.
Other Potential Indications
We may also pursue the use of our drug product candidates in several other conditions where muscle cramps, spasms or abnormal muscle contractions afflict patients, including spasms due to brain injury such as in stroke or cerebral palsy or trauma, cervical dystonia, spasticity as a result of spinal cord injury, focal dystonias (e.g. blepharospasm), peripheral neuropathy (e.g. diabetic), fibromyalgia, Machado-Joseph disease, hereditary spastic paraplegia, cramp fasciculation syndrome, cramps due to dialysis, spasmodic dysphonia, hypomagnesemia, hypocalcemia, piriformis syndrome, lower lumbar radiculopathy and neuromyotonias (focal).
Exercise-Associated Muscle Cramps
Background. EAMCs are painful, involuntary contractions of a skeletal muscle that occur during or following exercise in individuals and result in acute pain, stiffness, bulging or knotting of the muscle and soreness that can last for several days. EAMCs can be experienced by individuals participating in any sport, but EAMCs are particularly prevalent in athletes engaged in high-intensity activities, such as triathlons, marathons and cycling events. Our cornerstone consumer product will be directed towards endurance athletes participating in these types of high-intensity sports.
Limitations of Current Products. There are a number of well-known sports drinks and other consumer products that are intended to treat electrolyte abnormalities and dehydration. However, we do not believe clinical studies have proven that these factors, in isolation, cause EAMCs. Scientists recently began hypothesizing that altered neuromuscular control, as a result of muscle fatigue, causes EAMCs. Our cornerstone product will include TRP activators that reduce alpha-motor neuron hyperexcitability caused by muscle fatigue, thereby preventing muscle cramps. We believe endurance athletes participating in high-intensity sports want a product that has been shown to be clinically effective in treating muscle cramps.
Our Scientific Approach
Recent research has shown that muscle cramping is caused by the uncontrolled and repetitive firing of alpha-motor neurons in the spinal cord, resulting in maintained contraction of the muscle. We believe that by reducing this firing of the alpha-motor neurons that control muscle contraction, muscle cramping can be reduced or prevented.
Motor neurons respond to inputs from complex circuits in the spinal cord that both (A) reduce neuronal and muscle activity, known as “inhibitory” input, and (B) increase neuronal and muscle activity, known as "excitatory" input. Our approach exploits a general principle of neural circuits: that strong excitatory input from one source in the body enhances overall inhibitory tone in the spinal cord and thereby reduces neuronal response to other excitation throughout the body.
The activation of ion channels forms the basis of our scientific approach and our scientific co-founder, Roderick MacKinnon, M.D., is a leader in this field. Dr. MacKinnon was awarded the Nobel Prize in 2003 for his work determining the structure of ion channels and showing the mechanism by which they select for particular ions (Doyle, et al., The Structure of the Potassium Channel: Molecular Basis of K+ Conduction and Selectivity, April 1998, Science). The TRP vanilloid-1, or TRPV1, receptor is important in diverse physiological functions and the

TRPV1 ion channel acts as a receptor that reacts to multiple sensory inputs. TRPV1 is activated by heat, low pH and a variety of molecules.
The TRP subfamily A, member 1, or TRPA1, ion channel is a channel in the cell membrane that can be activated by a wide variety of stimuli, including cold temperature and a variety of pungent natural chemical agents. TRPA1 ion channels are expressed mainly in primary sensory neurons associated with slow-conducting C-fibers and carry signals directly to the spinal cord.
We refer to the mechanism of action of our product candidates as Chemical Neuro Stimulation, which is the process by which a small molecule chemical signal, acting topically, induces a neuronal sensory signal that produces a beneficial effect. Our extract formulation, consumer product and drug product candidates stimulate primary sensory neurons in the mouth, esophagus and/or stomach by activating TRPV1 and TRPA1 ion channels. These sensory neurons project both directly and indirectly to the spinal cord, and we believe that their activation enhances the overall inhibitory tone in spinal cord circuits, which reduces repetitive firing of the alpha-motor neurons throughout the body and thereby prevents or reduces the frequency and intensity of muscle cramps and spasms. Muscle contractions associated with spasms and spasticity are also believed to result from abnormal repetitive firing of alpha-motor neurons.
We believe that the effects of the TRP activators in our extract formulation and product candidates directly interact with TRPA1 and TRPV1 ion channels in a topical and local fashion and trigger strong, centrally-acting excitatory signals from peripheral sensory neurons in the mucus membranes of the mouth, throat, esophagus and stomach, with minimal or no TRP channel activators reaching the bloodstream and, consequently, fewer potential systemic side-effects. This mechanism and the limited systemic exposure may also limit drug-drug interactions.
Our extract formulation and consumer product contains three active ingredients that the FDA has deemed to be generally recognized as safe, or GRAS, when used in ingested food. Following the positive results of our extract formulation in our electrically induced cramp model, we analyzed the extract formulation and identified two compounds, FLX-787 and FLX-788, as the likely active components of the extract formulation, both of which activate the TRPV1 and TRPA1 ion channels. We then tested the safety and efficacy of FLX-787 and FLX-788 using our electrically induced cramp model.
Completed Clinical Studies
Results from our Nocturnal Leg Cramps Study
In February 2016, we announced the results of a human efficacy study of our extract formulation for individuals with nocturnal leg cramps. In this randomized, blinded, placebo-controlled, cross-over design study, we compared our extract formulation to a control in 50 individuals, 50-77 years of age, suffering from nocturnal leg cramps. To be included in the study, each subject reported having nocturnal leg cramps at least three nights per week in each of the four weeks prior to screening. Each individual in our nocturnal leg cramps study was tested over a six-week period. The first two weeks of the study were a run-in period where the subjects received a placebo to help reduce potential placebo effects. Only subjects that did not respond to placebo, as determined by a physician's assessment, continued in the study. Following this run-in period, subjects were randomly assigned to a two-week treatment period and a two-week placebo period. In the two-week treatment period, subjects self-administered 50 milliliters of our extract formulation each day and, in the two-week vehicle control period, subjects self-administered 50 milliliters of a vehicle control without active ingredients each day. Subjects “crossed-over” between treatment and vehicle control, and in this way, each subject served as his or her own control.
Statistically significant effects were demonstrated on key endpoints in the study, including cramp frequency (p<0.05), cramp-free days (p<0.01), the physician-rated Clinical Global Impression of Change (p<0.01), cramp pain measures (p<0.05), and specific sleep disturbance measures (p<0.05). Additionally, the product appeared to be safe and well-tolerated and there were no serious adverse events reported.
Clinical Studies of Electrically-Induced Cramps
In 2014, we studied our extract formulation in a total of 37 healthy normal volunteers using our electrically induced cramp model in three randomized, blinded, placebo-controlled cross-over studies, which we refer to as Flex-001, Flex-002 and Flex-003. In each study, our extract formulation showed statistical significance in reducing muscle cramps as compared to vehicle control, with good safety and tolerability. In 2015, we tested FLX-787, FLX-788, FLX-797 and FLX-798 in nine healthy volunteers using our electrically induced cramp model and each showed statistical significance in reducing muscle cramps, with good safety and tolerability. FLX-787 and FLX-788 are single molecule, chemically synthesized, TRP ion channel activators, and FLX-797 and FLX-798 are combinations of chemically synthesized, TRP ion channel activators. These results, and the results from our nocturnal leg cramps study and consumer product testing, support our belief that products based on Chemical Neuro Stimulation may prove helpful to those suffering from nocturnal leg cramps, EAMCs, and cramps and spasms associated with severe neuromuscular disorders.
Testing Procedures. In each study using our electrically induced cramp model, we induced muscle cramping in the flexor hallucis brevis muscle, a small muscle on the bottom of the hallux (big toe), using electrical stimulation. We then measured the duration and intensity of the subject's cramp using electromyography, or EMG. EMG is a technique used for evaluating and recording the electrical activity produced by skeletal muscles and produces a record called an electromyogram. During our clinical studies, a stimulating electrode was placed on the sole of the foot over the abductor hallucis muscle and recording sensors were attached to the flexor hallucis brevis muscle (see Figure 1). The subject's abductor hallucis muscle and medial plantar nerve were stimulated, which induced a muscle cramp. We then measured muscle cramp intensity and duration using EMG recording sensors.

Figure 1

To measure a subject's muscle cramp, we calculated the area under the curve, or AUC, produced by the electromyogram as depicted in Figure 2. Muscle cramp intensity and duration vary by subject, so each study began by inducing a cramp in each subject in order to create a “baseline AUC.” This baseline AUC was later compared to the AUC after the subject received either the study article or a vehicle control without active ingredients. The time at which the subject received the study article or vehicle control is referred to as timepoint zero. We then attempted to induce muscle cramps using electrical stimulation at various times following timepoint zero. At each timepoint, we measured the subject's cramp intensity and duration using the EMG recording sensors and then compared each AUC against the baseline AUC. We believe that if a subject's AUC at the subsequent timepoints was smaller than the subject's baseline AUC, then the study article successfully prevented or reduced the intensity of the subject's muscle cramp.

Figure 2

Each of these studies was conducted in the United States at a third party clinical research organization specializing in early clinical research services and under the oversight of an institutional review board, or IRB. The studies were conducted under the FDA's dietary supplement regulatory framework. Participants were recruited by the clinical research organization and included healthy, adult males or females, 19-65 years of age, without any clinically significant medical history, physical examination findings or laboratory profiles. In each study, the subjects were pre-screened for overall general health based on the study protocol's inclusion and exclusion criteria. To be included in the study, each subject must have had a toe cramp successfully induced. In each of our studies, subjects “crossed-over” from the subject article to the vehicle control between testing days, or vice versa. As a result, each subject received both the study article or vehicle control depending on the testing day and in this way, each subject served as his or her own control.
Results of Electrically Induced Muscle Cramps Studies. In each study, our extract formulation and product candidates demonstrated statistical significance in reducing muscle cramps. No participants in the studies reported any serious adverse events and the product candidates were well tolerated. Further, when the data from Flex-001, Flex-002 and Flex-003 are aggregated, our extract formulation showed a statistically significant overall treatment effect in 37 normal healthy volunteers (ANOVA, p<0.0001). In smaller clinical studies, such as Flex-001, Flex-002 and Flex-003 and the studies of the chemically-synthesized agents, statistical significance is often difficult to achieve because, in general, a large effect in the subjects is required. We believe the level of significance achieved in our studies supports our contention that these study articles reduce the intensity of muscle cramps. However, the results of studies with smaller sample sizes can be disproportionately influenced by the impact the treatment had on a few individuals, which limits the ability to generalize the results across a broader community, thus making the study results less reliable than studies with a larger number of subjects. As a result, there may be less certainty that our extract formulation or product candidates would achieve a statistically significant effect in any future clinical studies.
Figure 3 below depicts the reduction in subjects' muscle cramps at various timepoints following administration of our extract formulation or vehicle control in Flex-001, Flex-002 and Flex-003 combined. Figure 4 below depicts the aggregate reduction in subjects' muscle cramps across all timepoints when data from these studies are combined. The aggregate data reflected in Figures 3 and 4 do not include data at the four hour timepoint for Flex-001 and at the six and eight hour timepoints for Flex-003 because, under the study protocols, data was not collected from subjects at these timepoints.

Figure 3	Figure 4

FLX-787, FLX-788, FLX-797 and FLX-798 were each tested in nine healthy volunteers using our electrically induced cramp model and were observed to decrease cramp intensity (see Figure 5 below). Using a generalized linear mixed model (Tukey-Kramer post-hoc), FLX-787, FLX-788, FLX-797 and FLX-798 treatment arms significantly reduced cramp intensity relative to control (p<0.01), with both FLX-787 and FLX-788 providing a significant improvement in efficacy compared to the extract formulation. On the basis of these results and other considerations, we selected FLX-787 as our clinical candidate for studies outside the United States in patients suffering from MS and ALS.

Figure 5
Previous studies have shown a correlation between electrically induced cramping and individual susceptibility to naturally occurring cramping. As a result, we believe that the use of our electrically induced muscle cramping technique is an effective tool for understanding the pathogenesis and treatment of naturally occurring muscle cramping.
Future Clinical Development
Our founders' novel insights regarding neuromuscular physiology, and the extract formulation we developed based on these insights, form the basis of our clinical development efforts. To date, we have developed our extract formulation as a dietary supplement for the treatment and prevention of muscle cramps. By developing our extract formulation as a dietary supplement, we were able to conduct our clinical studies without filing an investigational new drug application, or IND, with the FDA. Under this same regulatory framework, we conducted studies to identify single molecule, selective and specific TRPA1 and TRPV1 activators in our extract formulation, including FLX-787 and FLX-788, that were efficacious in reducing cramps in our electrically-induced cramp model. We now intend to study single molecule, chemically synthesized, TRPA1 and TRPV1 ion channel activators in individuals suffering from nocturnal leg cramps and severe neuromuscular conditions, such as MS and ALS.
The following table summarizes the development path of our products under development.
Nocturnal Leg Cramps

In 2016, we expect to conduct an additional study of a chemically-synthesized single molecule in subjects suffering from nocturnal leg cramps. We believe this study may be conducted in the United States under the framework applicable to dietary supplements. Our prior nocturnal leg cramp study was designed, in part, to evaluate a number of different potential efficacy objectives and these results may be used to inform the endpoints in our future studies. We may also study chemically-synthesized single molecules in subjects in sleep laboratories. We will review the results from our nocturnal leg cramp studies, as well as several other factors, when deciding on the future development of our nocturnal leg cramps program.
The FDA regulates products on the basis of their “intended use” rather than their mechanism of action. As a result, certain uses of our extract formulation and product candidates will be regulated as dietary supplements and certain uses will be regulated as drug products. Treatment or prevention of nocturnal leg cramps is a particular indication that the FDA stated qualifies as a dietary supplement structure/function claim or intended use, although nocturnal leg cramps can also be targeted by drug products. Unlike drug products, a dietary supplement of GRAS ingredients for the treatment of nocturnal leg cramps may be studied in humans in the United States without submitting an IND application with the FDA. As a result, we have tested our extract formulation as a dietary supplement in our electrically-induced cramp model and in nocturnal leg cramps. Similarly, we have tested the constituent molecules of the extract formulation as a dietary supplement in our electrically-induced cramp model. We do not believe our completed clinical studies or our future studies in nocturnal leg cramps require that we file an IND with the FDA.
Cramps, Spasms and/or Spasticity Associated with MS and ALS
In 2016, we expect to initiate two randomized, blinded, placebo-controlled, cross-over design studies outside the United States of FLX-787 as a treatment of cramps, spasms and/or spasticity associated with the MS and ALS. Both our MS and ALS studies will include male or female subjects with cramps and spasms associated with the disease for at least three months prior to screening that is not completely relieved by current therapy. We expect the first two weeks of each study will be a run-in period where the subjects receive a placebo control without active ingredients to help reduce potential placebo effects. Only subjects who do not respond strongly to placebo, as determined by a score of three to seven on the clinical global impression scale, will continue in the study. Following this run-in period, subjects will be randomly assigned to a two-week treatment period followed by a two-week placebo period, or vice-versa. Subjects will self-administer FLX-787 or placebo twice daily, within an hour of rising in the morning and going to bed at night. Because subjects "cross-over" between treatment and placebo, each subject will act as his or her own control. We expect that up to 50 patients may be enrolled in each study.
IND Enabling Clinical Studies
To conduct clinical trials in the United States in patients suffering from cramps, spasms and/or spasticity associated with MS or ALS requires that we file an IND with the FDA. We will also be required to file an IND with the FDA if we elect to develop product candidates to treat and prevent nocturnal leg cramps as drug products. We are currently conducting non-clinical testing, also referred to as pre-clinical testing, in order to prepare an IND. Pre-clinical tests include laboratory evaluations of product chemistry, toxicity and formulation, as well as animal studies to assess the potential safety and activity of a drug candidate. Once we have completed these pre-clinical studies, we will be able to submit the results of the pre-clinical tests, together with manufacturing information, analytical data, any available clinical data or literature and a proposed clinical protocol, among other things, to the FDA as part of an IND.
Consumer Brand and Products
Cornerstone Consumer Product and Brand Strategy
We believe there is a significant opportunity to commercialize an efficacious product for treating and preventing EAMCs under a culturally relevant lifestyle brand. We expect to launch our consumer brand with our cornerstone product in the second quarter of 2016. Our product will be marketed to endurance athletes participating in high endurance sports, such as triathlons, marathons and cycling events. Our brand strategy will highlight the scientific origins and support of our cornerstone product, including studies of athletes using our product, which we believe will resonate with this target audience and drive initial sales. To explain the science behind our consumer product, we expect to highlight the importance of an athlete’s nerves and muscles working together to prevent and treat muscle cramps, which we refer to as neuromuscular performance, or NMP.
Our cornerstone consumer product is based on our extract formulation. We have modified the active ingredient amounts and ratios and added emulsifiers and flavoring agents, in order to develop a more appealing consumer product. We have continued testing various formulations of the active ingredients in our consumer product for palatability and to ensure the formulations maintained efficacy in treating and preventing muscle cramps. Our cornerstone product will be a 50 milliliter beverage that athletes can take prior to, during and after exercise to prevent and treat muscle cramps. We expect this initial product will include organic ingredients and be priced at a premium to existing sports beverages. As our brand and target markets evolve, we anticipate evaluating product line extension opportunities and believe that the breadth of our consumer products will depend on a variety of factors, including market opportunity, brand positioning, target audience and product formulation alternatives. To broaden the appeal of our consumer business, our ultimate goal is to develop several different products, potentially across different product lines, targeting both endurance and casual athletes.
Launch and Distribution Strategy
We expect to focus our initial sales and marketing efforts on a limited number of geographic areas with strong endurance sports markets. To date, we have focused our pre-launch activities on educating our target market on the limitations of existing remedies and the scientific background of muscle cramps. When we launch our consumer product, we will begin highlighting our product’s efficacy. We intend to build awareness and adoption of our cornerstone product among key opinion leaders and core endurance athletes, who we believe are interested in clinically-proven products. We expect to build awareness and demand among this core group of endurance athletes using a number of different tools, including sponsorship of endurance events, endorsements from endurance athletes and the use of targeted digital, print and social media campaigns. We believe that, over time, these athletes will act as opinion leaders and their endorsement and use will drive future adoption by a broader audience.
We expect to launch our consumer brand in Los Angeles, California, Boulder, Colorado and Boston, Massachusetts and also anticipate a significant online presence. We expect e-commerce sales to be a portion of our sales and we expect to drive early distribution and adoption through specialty retailers, such as cycling, running and triathlon stores. Over time, we may expand to more mainstream distribution channels such as drugstores, vitamin shops and grocery stores.
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
Patents and Patent Applications
Our policy is to actively seek to obtain, where appropriate, the broadest intellectual property protection possible for our current and future drug product candidates and consumer products, proprietary information and proprietary technology through a combination of contractual arrangements and patents, both in the United States and abroad. However, even patent protection may not always afford us with complete protection against competitors who seek to circumvent our patents. Our commercial success will depend in part upon whether we are able to obtain and maintain adequate protection against unauthorized third-party use of our products and technologies. In our efforts to do so, however, there are a number of risks we may face, any of which may hinder our ability to successfully market our potential products. For more information regarding risks related to patents and other intellectual property, see "Risk Factors - Risks Related to Intellectual Property."
We own one pending U.S. utility patent application and one European patent application directed to compositions, which can be used for preventing, treating or ameliorating muscle cramping. A patent based on these applications, if issued, would have a statutory expiration in the United States in July 2031 and in Europe in July 2031. We also own two PCT and one provisional patent applications. Our PCT and provisional patent applications are directed at various aspects of our work including influencing neuromuscular activity by stimulating a TRP channel or acid sensing ion channel, or ASIC, in the nerve ending of a sensory neuron.
The PCT and provisional patent applications include methods for preventing and treating various muscle-related conditions and disorders and methods of diagnosing and selecting a patient for treatment. The PCT and provisional patent applications also include various uses of TRP or ASIC activators, formulations, compositions of chemical matter, and enabling technology such as the electrical stimulation technique for inducing muscle cramps. The PCT applications will enter the national phase in October 2016. A patent based on the PCT applications, if issued, would have a statutory expiration in April 2035. A patent based on the provisional application, if issued, would have a statutory expiration in October 2036. While we seek broad coverage for our patents, there is always a risk that an alteration to the formulation of our drug product candidates and consumer products may provide sufficient basis for a competitor to avoid infringement claims by us.

Trade Secrets, Trademarks and Proprietary Information
Our drug product candidates and consumer products have gone through numerous iterations to optimize their effectiveness, thereby creating trade secrets and proprietary know-how. In particular, the formulation of our consumer product will be treated as a trade secret. We seek to protect our proprietary information, including our trade secrets and proprietary know-how, by requiring our employees to execute Proprietary Information, Inventions, Non-Solicitation, and Non-Competition Agreements upon the commencement of their employment. Consultants and other advisors are required to sign consulting agreements. These agreements generally provide that all confidential information developed or made known during the course of the relationship with us be kept confidential and not be disclosed to third-parties except in specific circumstances. In the case of our employees, the agreements also typically provide that all inventions resulting from work performed for us, and utilizing our property or relating to our business and conceived or completed during their employment with us, shall be our exclusive property to the extent permitted by law. Further, we require confidentiality agreements from entities that receive our confidential data or materials.
We have applied, and will continue to apply for trademark protection with the U.S. Patent and Trademark Office and applicable foreign bodies for our brand. Issuance of a federally registered trademark creates a rebuttable presumption of ownership of the mark, but may be subject to challenge by others claiming first use in the mark in some or all of the areas in which it is used. Federally registered trademarks have a perpetual life, as long as they are maintained and renewed on a timely basis and used properly as trademarks, subject to the rights of third-parties to seek cancellation of the trademarks if they claim priority or confusion of usage. We believe that trademarks will be an important element of our ability to successfully market our consumer products.
Manufacturing
We do not currently have our own manufacturing facilities. We intend to continue to use our financial resources to focus on commercializing our consumer product and drug product candidates, and we do not intend to establish our own manufacturing facilities. We intend to meet our pre-clinical and clinical trial manufacturing requirements by establishing relationships with third-party manufacturers and other service providers to perform these services for us.
We will continue using third-party manufacturers and other service providers to meet the manufacturing needs of our consumer products. We do not have any long-term agreements or commitments for these manufacturing services or long-term agreements or commitments from any of our suppliers. In connection with the launch of our consumer brand, we are negotiating supply and manufacturing agreements to ensure the availability of the material ingredients in our consumer products and the manufacturing services required to produce our consumer products. However, there is no guarantee we will be able to successfully negotiate these agreements or that the terms of any agreement will be favorable to us.
Sales and Marketing
We currently have limited marketing, sales or distribution capabilities. In order to commercialize any drug product candidate that is approved for commercial sale, we must either develop a sales and marketing infrastructure or collaborate with third-parties that have sales and marketing experience. In connection with the launch of our first consumer product, we are establishing our marketing, sales and distribution capabilities, including resources in target markets and the development of an ecommerce website.
Drug Products
We may elect to establish our own sales force to market and sell a drug product candidate for which we obtain regulatory approval. If the geographic market for the product is limited or the prescriptions for the product will be written principally by a relatively small number of physicians, we may elect to market and sell the products ourselves. We do not expect to establish direct sales capabilities until shortly before the products are approved for commercial sale.
We may also seek third-party support from established pharmaceutical and biotechnology companies for those products that would benefit from the promotional support of a large sales and marketing force. In these cases, we might seek to promote our products in collaboration with marketing partners or rely on relationships with one or more companies with large established sales forces and distribution systems.
Consumer Brand and Products

We expect to launch our consumer brand with our cornerstone product in the second quarter of 2016. In 2015, we began pre-launch marketing activities to educate and begin building demand for our cornerstone product among our targeted demographic. These sales and marketing efforts have included brand strategy and development, product development, target market research, limited production, product trial and a print and digital media campaign. As we launch our first consumer product, our marketing efforts will focus on building brand awareness of our cornerstone product among key opinion leaders and core endurance athletes. To drive product trial, we expect to use a variety of sales and marketing strategies, including sponsorships of endurance events, endorsements from endurance athletes, public relations campaigns, product sampling and promotional activities at events such as marathons, triathlons, cycling events and obstacle course races. We anticipate leveraging early adopters to drive product and messaging advocacy and using targeted digital and social media campaigns to initiate and expand product sales.
We anticipate using e-commerce strategies to sell online through our direct-to-consumer website. We may develop relationships to expand product awareness and encourage product trial. We expect to initially target the following select geographic markets in order to develop this core group of early adopters: Los Angeles, California, Boulder, Colorado and Boston, Massachusetts. We have a limited sales force in each of these locations to accelerate distribution of our product initially through specialty retailers, such as cycling, running and triathlon stores. Over time, we may expand our distribution to more mainstream channels, such as drugstores, vitamin shops and grocery stores.
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
For nocturnal leg cramps, systemic treatments, such as dietary supplements, vasodilators and calcium channel blockers, are utilized as treatment, but we do not believe any medication has shown evidence of clinical efficacy. Quinine is taken by some individuals outside the United States but the FDA banned the use of quinine for the treatment of nocturnal leg cramps in 1994 and it is presently available only for the prescription treatment of malaria and its labeling contains a boxed warning against use in treating nocturnal leg cramps.
For patients suffering from MS spasticity, the current treatments include muscle relaxants, sedatives and Botox injections. Other biotechnology companies are currently developing drug products to treat MS spasticity, including Xenoport, Inc., which is developing a r-Baclofen Prodrug, and GW Pharma, which markets Sativex.
The October 2009 American Academy of Neurology ALS Care Guidelines found insufficient data to support or refute any specific interventions for the treatment of muscle cramps, twitches and spasticity in ALS patients. The guidelines did note that in diseases such as MS, effective treatments for similar problems include benzodiazepam, baclofen, dantrolene and tizanidine.
We believe our consumer product for the prevention and treatment of EAMCs will compete against traditional beverage companies, sports beverage companies and companies developing dietary supplements. We believe the principal elements of competition in the consumer product industry will be price, selection, brand recognition, brand loyalty, distribution channel offerings and the effectiveness of the product. We do not expect any third-party payors to cover and reimburse for our consumer products.
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
Government Regulation
Government authorities in the United States at the federal, state and local level, and in other countries extensively regulate, among other things, the research, development, testing, manufacture, quality control, approval, labeling, packaging, storage, record-keeping, promotion, advertising, distribution, post-approval monitoring and reporting, marketing and export and import of products such as those we are developing. Any drug candidate that we develop must be approved by the FDA before they may be legally marketed in the United States and by the corresponding foreign regulatory agencies before they may be legally marketed in foreign countries. Dietary supplements and conventional foods, while generally not subject to premarket review, still must comply with numerous manufacturing, labeling and other regulations.
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

•	submission to the FDA of a new drug application, or NDA, for a proposed new drug;

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
Before testing any compounds with potential therapeutic value in humans, the drug candidate enters the non-clinical testing stage, also referred to as pre-clinical testing. Pre-clinical tests include laboratory evaluations of product chemistry, toxicity and formulation, as well as animal studies to assess the potential safety and activity of the drug candidate. The conduct of the pre-clinical tests must comply with federal regulations and requirements including GLP. The IND sponsor must submit the results of the pre-clinical tests, together with manufacturing information, analytical data, any available clinical data or literature and a proposed clinical protocol, among other things, to the FDA as part of the IND. The IND automatically becomes effective 30 days after receipt by the FDA, unless before that time the FDA raises concerns or questions related to one or more proposed clinical trials and places the trial on a clinical hold within that 30-day time period. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. The FDA may also impose clinical holds on a drug candidate at any time before or during clinical trials due to safety concerns or non-compliance. Accordingly, we cannot be sure that submission of an IND will result in the FDA allowing clinical trials to begin, or that, once begun, issues will not arise that suspend or terminate such trials.
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

Conventional Food Government Regulation
Our consumer product under development will be regulated as a conventional food. Treatment or prevention of nocturnal leg muscle cramps are a particular indication that the FDA stated, in a Federal Register notice in 2000 (65 Fed. Reg. 1031), qualifies as a structure/function claim or intended use, although it can also be targeted by drug products. Structure/function claims that focus on effects derived from nutritive value may be made for conventional foods. Food products are subject to extensive regulation in the United States and abroad with respect to their safety, manufacturing, packaging, labeling, advertising and distribution. The manufacture, packaging, labeling, holding, sale, and distribution of foods are also subject to extensive local, state, and foreign government regulation. The Bureau of Customs and Border Patrol, or CBP, a division of the Department of Homeland Security, also regulates shipments containing conventional foods and engages in enforcement activity in concert with the FDA to block the import or export of articles deemed adulterated or otherwise unlawful for sale in the United States (imports) or in the non-U.S. country to which articles are addressed. Import holds on articles or demands for recall can interfere with the timely delivery of products to market and can result in regulatory fines and penalties.
The FDCA requires that substances added to food must either be approved food additives or must be generally recognized as safe, or GRAS, for their intended use. GRAS status can be documented through several means: an applicable FDA regulation, a notification that is submitted to FDA and to which the agency responds that it has no questions, or through a “self-determination” based on the views of scientific experts that is not submitted to the agency. For ingredients that are the subject of a GRAS “self-determination,” either by us or by our suppliers, there can be no assurance that FDA will agree with the GRAS assessment. Moreover, the agency can and has revised the status of GRAS ingredients, as it did in June 2015 when FDA revoked the GRAS status of partially hydrogenated oils.
The FDA, a state Attorney General, or others could object to the positioning of our consumer product as a conventional food rather than a dietary supplement. The FDA issued a guidance document in 2014 objecting to the marketing of dietary supplements in the form of conventional beverages. The guidance explains that FDA will consider such factors as the labeling and advertising, product name, product packaging, serving size and recommended daily intake, recommendations and directions for use, marketing practices, and composition when determining whether a product is lawfully marketed as a conventional food. We believe we have designed each of these elements in a way that is appropriate for a conventional food, but cannot rule out the possibility that the FDA or another party could take the position that the product must be regulated as a dietary supplement, requiring changes to the label and potentially to the formulation.
The FDA generally prohibits labeling a food with any "health claim" (i.e., any statement associating a nutrient with risk-reduction, but not treatment, of a disease or health-related condition), unless the claim is pre-approved by the FDA. The FDA prohibits entirely disease diagnosis, prevention and treatment claims when made for a food. Additionally, nutrient content claims, or claims that implicitly or expressly characterize the levels of a nutrient found in a food, may only be made in accordance with FDA regulations. However, other claims, including so-called "structure/function claims," are permitted to be included in labeling for foods without FDA pre-approval. Such statements may describe how a food affects the structure, function or general well-being of the body, or the mechanism of action by which a food may affect the structure, function or well-being of the body, but such statements may not state that a food will reduce the risk or incidence of a disease unless such claim has been reviewed and approved by the FDA as a health claim. Structure/function claims used in labeling must be supported by evidence substantiating that the statement is truthful and not misleading. There can be no assurance, however, that the FDA will not determine that a particular structure/function claim that we want to use is an unacceptable disease claim or an unauthorized nutrient-disease relationship claim otherwise permitted with FDA approval as a "health claim." Such a determination might prevent the use of such a claim.
The regulation of foods may increase or become more restrictive in the future. There can be no assurance that, if more stringent statutes are enacted for foods, or if more stringent regulations are promulgated, we will be able to comply with such statutes or regulations without incurring substantial expense.
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
In recent years, the FTC has instituted numerous enforcement actions against food and dietary supplement companies for making false or misleading advertising claims and for failing to adequately substantiate claims made in advertising. These enforcement actions have often resulted in consent decrees and the payment of civil penalties and/or restitution by the companies involved. The FTC also regulates other aspects of consumer purchases including, but not limited to, promotional offers of savings compared policies, telemarketing, continuity plans, and "free" offers.
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
Government regulations in foreign countries may prevent or delay the introduction, or require the reformulation, of certain of our products. We expect that compliance with such foreign governmental regulations will generally be the responsibility of our distributors in those countries and we expect these distributors will be independent contractors that we do not control.
In addition, from time to time in the future, we may become subject to additional laws or regulations administered by the FDA, the FTC, or by other federal, state, local or foreign regulatory authorities, to the repeal of laws or regulations that we generally consider favorable, or to more stringent interpretations of current laws or regulations. We are not able to predict the nature of such future laws, regulations, repeals or interpretations, and we cannot predict what effect additional governmental regulation, if and when it occurs, would have on our business in the future. Such developments could, however, require reformulation of certain products to meet new standards, recalls or discontinuance of certain products not able to be reformulated, additional record-keeping requirements, increased documentation of the properties of certain products, additional or different labeling, additional scientific substantiation, additional personnel or other new requirements. Any such developments could have a material adverse effect on our business.
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

Healthcare Reform
In the United States and foreign jurisdictions, there have been a number of legislative and regulatory changes to the healthcare system that could affect our future results of operations. In particular, there have been, and continue to be, a number of initiatives at the United States federal and state levels that seek to reduce healthcare costs.
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
Moreover, the recently enacted Drug Supply Chain Security Act, imposes new obligations on manufacturers of pharmaceutical products, among others, related to product tracking and tracing, which is being phased in over several years. Among the requirements of this new legislation, manufacturers will be required to provide certain information regarding the drug product to individuals and entities to which product ownership is transferred, label drug product with a product identifier, and keep certain records regarding the drug product. The transfer of information to subsequent product owners by manufacturers will eventually be required to be done electronically. Manufacturers will also be required to verify that purchasers of the manufacturers' products are appropriately licensed. Further, under this new legislation, manufacturers will have drug product investigation, quarantine, disposition, and notification responsibilities related to counterfeit, diverted, stolen, and intentionally adulterated products, as well as products that are the subject of fraudulent transactions or which are otherwise unfit for distribution such that they would be reasonably likely to result in serious health consequences or death.
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
Employees
As of March 4, 2016, we had 31 full-time employees and three part-time employees. None of our employees are represented by labor unions or covered by collective bargaining agreements. We consider our relationship with our employees to be good.
Research and Development
We incurred $16.8 million of research and development expenses from February 26, 2014 (inception) through December 31, 2015. Our research and development efforts are focused on new product development, including pre-clinical research and clinical studies to develop our extract formulation and drug product candidates.

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
We are a biotechnology company with limited operating history. Since inception, we have incurred a significant loss. We incurred an accumulated net loss of $37.2 million from February 26, 2014, the date of our inception, to December 31, 2015.
Our losses have resulted principally from expenses incurred in research and development of our extract formulation and product candidates and from selling, general and administrative expenses that we have incurred while developing our consumer brand and cornerstone product and building our business infrastructure. We expect to incur substantial and increased expenses as we expand our development activities and advance our clinical programs and as we commercialize our consumer product. As a result of the foregoing, we expect to continue to incur significant and increasing operating losses and negative cash flows for the foreseeable future.
To date, we have financed our operations through private placements of equity securities and the proceeds from our initial public offering completed in February 2015. We have no drug products approved for commercialization and have never generated any product revenues. The development of biotechnology products is a highly speculative undertaking and involves a substantial degree of risk.
We have never generated any product revenues and may never become profitable.
We have never generated any product revenues and currently do not have any marketed consumer products or drug products approved for marketing. Our ability to generate revenue from drug products and achieve profitability depends on our ability to successfully complete the development of, and obtain the marketing approvals necessary to commercialize, one or more of our drug product candidates. Until, and unless, we receive approval from the FDA and other regulatory authorities overseas for one or more of our drug product candidates, we cannot market or sell our products as drugs and will not have drug product revenues. Any drug product candidate we develop will require significant time and capital before we can apply for approval from the FDA. Further, we do not expect to begin marketing or selling our first consumer product until the second quarter of 2016 and do not expect to generate significant revenue from our consumer products for several years, if ever. Therefore, for the foreseeable future, we do not expect to achieve any significant product revenues and will have to fund all of our operations and capital expenditures from cash, cash equivalents and marketable securities on hand, licensing fees and grants, if any, and potentially, future equity or debt offerings.
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
The successful development and commercialization of our consumer brand and products will require us to perform a variety of functions, including:

•	creating and maintaining brand loyalty from our customers;

•	marketing our consumer product to endurance athletes and following the initial adoption by these athletes, expanding our targeted customers to a broader audience;

•	entering into distribution and other strategic arrangements with third-party retailers and other potential distributors of our products; and

•	developing new product lines and extensions.
Even if we are able to develop and commercialize a consumer brand and products, the number of athletes that suffer from EAMCs, or the frequency of EAMCs experienced by athletes, may not be as large as we estimate. In addition, consumers may be unwilling to pay for a premium priced consumer product for the treatment and/or prevention of EAMCs. As a result, we may not generate significant revenue from sales of our consumer products, and we may never achieve profitability.
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
Developing pharmaceutical products, including conducting pre-clinical studies and clinical trials, is a time-consuming, expensive and inherently uncertain process that takes years to complete. We expect that our expenses will increase substantially as we commence our studies of FLX-787 for patients with MS and ALS outside the United States, our study of a single molecule TRP ion channel activator for individuals with nocturnal leg cramps, continue our IND enabling studies, launch our consumer brand and cornerstone product and advance other product candidates. If we obtain marketing approval for a drug product candidate that we develop, we expect to incur significant commercialization expenses related to product sales, marketing, distribution and manufacturing. Additionally, as we launch and commercialize our consumer brand and cornerstone product, we expect to incur significant manufacturing and sales and marketing costs even if we are unable to generate substantial revenue from these products.
As of December 31, 2015, we had cash, cash equivalents and marketable securities of $93.7 million. Based upon our current operating plan, we believe our existing cash, cash equivalents and marketable securities will enable us to fund our operating expenses and capital requirements until the middle of 2018. This estimate is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Changes may occur beyond our control that would cause us to consume our available capital before that time, including changes in and progress of our development activities, acquisitions of additional drug candidates, increased costs of marketing and selling our consumer products and changes in regulation. Our future funding requirements will depend on many factors, including but not limited to:

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
We expect that our current available funds will not be sufficient to enable us to seek marketing approval for any drug product candidate in our targeted indications. Accordingly, we will be required to obtain further funding through public or private equity offerings, debt financings, collaborations and licensing arrangements or other sources.
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
We were formed in February 2014 and, as a result, have a limited operating history upon which to evaluate our business. Our operations to date have been limited to financing and staffing our company, developing our intellectual property, developing our product candidates, conducting proof-of concept clinical studies and preparing for the launch of our consumer brand and cornerstone product. We have not yet demonstrated an ability to successfully complete a large-scale, pivotal clinical trial, obtain marketing approval, manufacture a commercial scale product, or arrange for a third-party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. Consequently, predictions about our future success or viability may not be as accurate as they could be if we had a longer operating history or a history of successfully developing and commercializing pharmaceutical or consumer products.
Risks Related to Clinical Development and Regulatory Approval
We are heavily dependent on the successful development of our initial drug product candidates, and we cannot be certain that any drug product candidate we develop will enter clinical trials, receive regulatory approval or be successfully commercialized.
We currently have no drug products that are approved for commercial sale and may never successfully develop marketable drug products. We expect that a substantial portion of our efforts and expenditures over the next few years will be devoted to developing drug product candidates and, accordingly, our business depends heavily on the successful development, regulatory approval and subsequent commercialization of the drug product candidates we develop. We expect to conduct a clinical study of a single molecule TRP agonist for the treatment of nocturnal leg cramps under the regulatory framework applicable to dietary supplements in the United States. We also expect to study FLX-787 for the treatment of cramps, spasms and spasticity associated with MS and ALS outside the United States. There is no guarantee that the results of our studies will be favorable and that any of our drug product candidates will enter drug clinical trials in the United States.
To date, we have only tested our extract formulation as a dietary supplement in healthy normal subjects to determine whether our formulation prevents or reduces muscle cramps produced by electrical stimulation and nocturnal leg cramps. While we understand the physical properties of the TRP activators in our extract formulation and their interaction with the primary sensory neurons in the mouth, esophagus, and stomach, we do not know whether it is this interaction that produced the reduction in muscle cramps observed in the controlled studies performed to date. We have also studied FLX-787 and other single molecule TRP agonists in our electrically induced cramp model. However, we have not yet tested these product candidates in individuals suffering from nocturnal leg cramps or severe neuromuscular conditions and also do not know if the single molecule TRP agonists we have tested are the most efficacious in treating and preventing muscle cramps and spasms. Further, while the positive results from our first nocturnal leg cramps study of the extract formulation were statistically significant, there is no guarantee that this result will be replicated in future studies. We will also need to determine the most appropriate dosage level and delivery mechanism for any drug product candidate. If we are not able to develop drug product candidates that safely and effectively treat nocturnal leg cramps or severe neuromuscular conditions, our future prospects may be limited, which may negatively impact the trading price of our common stock.
Any drug product candidates we develop will require additional clinical development, management of clinical, pre-clinical and manufacturing activities, regulatory approval in multiple jurisdictions, obtaining manufacturing supply, building of a commercial organization, substantial investment and significant marketing efforts before we generate any revenues from product sales. Before testing any drug product, we will need to conduct non-clinical testing, also referred to as pre-clinical testing. Pre-clinical tests include laboratory evaluations of product chemistry, toxicity and formulation, as well as animal studies to assess the potential safety and activity of a drug candidate. Once we have completed the pre-clinical studies, we will be able to submit the results of the pre-clinical tests, together with manufacturing information, analytical data, any available clinical data or literature and a proposed clinical protocol, among other things, to the FDA as part of an IND. We are not permitted to market any drug product candidate in the United States until it receives regulatory approval from the FDA, or in any foreign countries until it receives the requisite approval from the regulatory authorities in such countries. We have not previously submitted a new drug application, or NDA, to the FDA or comparable applications to other regulatory authorities, and do not expect to be in a position to do so for the foreseeable future. We cannot be certain that any drug product candidates we develop will be successful in clinical trials or receive regulatory approval. Further, our drug product candidates may not receive regulatory approval even if they are successful in clinical trials, or be successfully commercialized even if we receive regulatory approval. If the markets for patients that we are targeting are not as significant as we estimate, we may not generate significant revenues from sales of such products, if approved.
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
Our early clinical studies of our extract formulation in reducing electrically induced muscle cramps and nocturnal leg cramps are not necessarily predictive of the results of any clinical studies we may conduct in MS or ALS or in future studies of nocturnal leg cramps. The technique to electrically induce, measure and analyze muscle cramps utilized in connection with our completed studies has not been widely studied, its usefulness in clinical studies has not been validated and the methods of analyzing the results have not been widely agreed upon. For instance, we have noted that subjects experience muscle fatigue from the electrical stimulation, which increases the difficulty of interpreting the results from our clinical studies. As a result, we cannot be certain that our clinical studies performed to date are an accurate predictor of the efficacy of product candidates in preventing or reducing naturally occurring muscle cramps and spasms. If our clinical studies do not successfully demonstrate the efficacy of our product candidates for the treatment of nocturnal leg cramps, MS or ALS, our ability to develop and commercialize our drug product candidates may be limited.
Because of the small number of subjects in our clinical studies performed to date, the results from our completed clinical studies may be less reliable than results achieved in larger clinical studies.
A study design that is considered appropriate includes a sufficiently large sample size with appropriate statistical power, as well as proper control of bias, to allow a meaningful interpretation of the results. In Flex-001, Flex-002 and Flex-003, we analyzed the effect of our extract formulation on reducing electrically induced muscle cramps in 37 healthy normal volunteers and Flex-787 was tested in nine subjects in our electrically-induced muscle cramp model. Further, we studied 50 individuals in the nocturnal leg cramp study of our extract formulation. The results of studies with smaller sample sizes such as these can be disproportionately influenced by the impact the treatment had on a few individuals, which limits the ability to generalize the results across a broader community, thus making the study results less reliable than studies with a larger number of subjects. As a result, there may be less certainty that our product candidates would achieve a statistically significant effect in any future clinical studies. If we conduct any future clinical studies of our product candidates, we may not achieve a statistically significant result or the same level of statistical significance seen in our completed studies.
Clinical development involves an expensive and time-consuming process with an uncertain outcome, and results of earlier studies and trials may not be predictive of future trial results.
We have completed several studies of our extract formulation and products derived from this formulation, and intend to conduct future studies of product candidates in nocturnal leg cramps under the regulatory framework applicable to dietary supplements. The FDA has indicated that products intended for the treatment of nocturnal leg cramps may be marketed as either dietary supplements or drugs. The FDA regulates products on the basis of their intended use, with products claiming to diagnose, cure, mitigate, treat, or prevent disease being regulated as drugs, and dietary supplements being dietary ingredients intended for ingestion which are permitted to be the subject of claims about their effect on the structure or function of the body. To date, we have developed products based on our extract formulation as a dietary supplement for the treatment and prevention of muscle cramps. While we intend to develop drug products to treat nocturnal leg cramps, the studies of our current product candidates were not, and our next study of a single molecule TRP activator for nocturnal leg cramps will not be, conducted pursuant to FDA's regulations governing the clinical testing of drugs. Rather, these studies have been, and will be, conducted pursuant to the requirements for the clinical testing of dietary supplements.
We are planning to develop drug product candidates for the treatment of nocturnal leg cramps and cramps and spasms associated with severe neuromuscular conditions. However, we have not commenced or completed any clinical trials of these drug product candidates for any of our targeted indications and before we are able to begin clinical trials of drug product candidates in the United States, we will be required to submit an IND to the FDA. An IND requires the submission of manufacturing information, analytical data, the results of nonclinical trials, a proposed clinical trial protocol and other information, and the FDA's primary objective in reviewing an IND is to assure the safety of subjects. We have not completed all required toxicology studies of any drug product candidates in assays and animals and there can be no guarantee that our drug product candidates can be safely administered to patients. In contrast, clinical studies of dietary supplements do not require the submission of an IND, although they do require approval of an IRB or ethics committee. Therefore, we plan to take advantage of the regulatory framework that permits clinical studies of dietary supplements without an IND for our proof-of-concept studies in individuals with nocturnal leg cramps utilizing a single molecule TRP activator. The FDA may not agree with our conclusion that our single TRP ion channel agonists are GRAS or that the studies performed without an IND, even if for GRAS substances in an indication that the FDA has stated is eligible for regulation as a dietary supplement on the basis of its claims, are adequate to support an IND for a disease indication. Further, the FDA may disagree with our strategy to study products derived from our extract formulation for nocturnal leg cramps in clinical studies as a dietary supplement without an IND.
In 2016, we expect to initiate a study of a single molecule TRP activator for individuals with nocturnal leg cramps in the United States and studies of FLX-787 in patients suffering from cramps, spasms and spasticity associated with MS and ALS outside the United States. Our planned studies and any future clinical trials may not begin on time, have an effective design, enroll a sufficient number of patients, or be completed on schedule, if at all. The FDA may place any IND or clinical trial that we propose on clinical hold, which would require that we resolve any concerns prior to being permitted to initiate or continue clinical development. In order to begin our proposed studies outside the United States, we will need the approval of a local ethics committee and we may also need approval from the applicable regulatory agency. If these ethics committees and regulatory authorities do not approve our proof-of-concept studies for any reason, our ability to develop drug products may be delayed.
In addition, human clinical trials are very expensive and difficult to design and implement, in part because they are subject to rigorous regulatory requirements. For instance, the FDA may not agree with our proposed endpoints for any clinical trial of our drug product candidates, which may delay the commencement of our drug clinical trials in the United States. The clinical trial process is also time consuming. We estimate that clinical trials of our drug candidates will take several years to complete, and their outcomes are inherently uncertain. Furthermore, failure can occur at any stage of the clinical trial process, and we could encounter problems that cause us to abandon or repeat clinical trials. Drug product candidates in later stages of clinical trials may fail to show the desired safety and efficacy traits despite having progressed through pre-clinical studies and initial clinical trials therefore may not be predictive of the results of later-stage clinical trials. A number of companies in the biotechnology industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or adverse safety profiles, notwithstanding promising results in earlier trials.
The commencement and completion of clinical trials may be delayed for a variety of reasons, including:

•	failure to obtain regulatory approval to commence a trial;

•	failure to obtain independent IRB approval at each trial site;

•	addition of new trial sites;

•	unforeseen safety issues;

•	determination of dosing or formulation issues;

•	lack of effectiveness during later-stage clinical trials;

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
Undesirable side effects caused by our drug product candidates could cause us, clinical trial sites or regulatory authorities to interrupt, delay or halt clinical trials and could result in the delay or denial of regulatory approval. None of the subjects in the studies of our extract formulation and product candidates reported any serious adverse events, or SAEs. However, there is no guarantee that subjects in our future clinical trials will not experience SAEs. Any side effects could affect subject recruitment or the ability of enrolled subjects to complete clinical trials or result in potential product liability claims, which may harm our business, financial condition and prospects significantly.
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
Risks Related to Our Reliance on Third-Parties
We rely on third-parties to conduct our clinical trials. If these third-parties do not successfully carry out their contractual duties or meet expected deadlines, we may not be able to obtain marketing approval for or commercialize our drug product candidates and our business could be materially harmed.
We rely upon third-party CROs to monitor and manage data for our clinical programs, including our proof-of-concept studies. We rely on these parties for execution of our clinical trials, and we control only certain aspects of their activities. Nevertheless, we are responsible for ensuring that each of our studies is conducted in accordance with the applicable protocol, legal, regulatory and scientific standards and our reliance on the CROs does not relieve us of our regulatory responsibilities. We and our CROs are required to comply with FDA laws and regulations regarding current good clinical practices, or GCPs, which are also required by the Competent Authorities of the Member States of the European Economic Area, or EEA, and comparable foreign regulatory authorities in the form of International Conference on Harmonization, or ICH, guidelines for all of our drug product candidates in clinical development. Regulatory authorities enforce GCPs through periodic inspections of trial sponsors, principal investigators and trial sites. If we or any of our CROs fail to comply with applicable GCPs, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We cannot assure you that upon inspection by a given regulatory authority, such regulatory authority will determine that any of our clinical studies or trials comply with GCP regulations. In addition, our clinical trials must be conducted with product produced under cGMP regulations. While we have agreements governing activities of our CROs, we have limited influence over their actual performance. In addition, the studies of FLX-787 are expected to be conducted outside of the United States, which will make it more difficult for us to monitor CROs and perform visits of our clinical trial sites and will force us to rely heavily on CROs to ensure the proper and timely conduct of our clinical trials and compliance with applicable regulations, including GCPs. Failure to comply with applicable regulations in the conduct of our clinical trials may require us to repeat clinical trials, which would delay the regulatory approval process.
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
We rely completely on third-parties to manufacture our supplies for our clinical studies and we intend to rely on third-parties to produce commercial supplies of any approved drug product candidate and our consumer products, if marketed. Our commercialization of any of our drug product candidates or consumer products could be stopped, delayed or made less profitable if those third-parties fail to comply with the regulatory requirements of the FDA, Competent Authorities of the Member States of the EEA or comparable regulatory authorities, fail to provide us with sufficient quantities of product or fail to do so at acceptable quality levels or prices.
We do not currently have nor do we plan to acquire the infrastructure or capability internally to manufacture our consumer products or the clinical supplies of our product candidates for our planned studies, and we lack the resources and the capability to manufacture on a commercial scale. The facilities used by our contract manufacturers to manufacture our drug product candidates must be approved by the FDA pursuant to inspections that will be conducted after we submit an NDA to the FDA. While we will work closely with our third-party manufacturers on the manufacturing process for our drug product candidates, including conducting quality audits, we generally will not control the manufacturing process of, and will be completely dependent on, our contract manufacturers or other third-party manufacturers for compliance with cGMP regulatory requirements and for manufacture of both active drug substances and finished drug products for our drug product candidates and dietary supplement cGMP regulatory requirements for our consumer product. If we were unable to obtain product for our clinical studies for any reason, whether as a result of manufacturing, supply or storage issues or otherwise, we could experience delays, disruptions, suspensions or terminations of, or be required to restart or repeat, our clinical trials. We have no control over the ability of our contract manufactuers or other third-party manufacturers to maintain adequate quality control, quality assurance and qualified personnel. If our contract manufacturers or other third-party manufacturers cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA or others, they will not be able to secure and/or maintain regulatory approval for their manufacturing facilities for the drug product candidates and may not be able to continue manufacturing the consumer products under development. If the FDA or a comparable foreign regulatory authority does not approve these facilities for the manufacture of our drug product candidates or if it withdraws any such approval in the future, or if these facilities are found not to be compliant with the regulatory requirements for the manufacture of drug products, dietary supplements or conventional beverages, we may need to find alternative manufacturing facilities, which would significantly impact our ability to develop, obtain regulatory approval for or market our drug product candidates, if approved, and to market our consumer product.
We rely on our manufacturers to purchase from third-party suppliers the materials necessary to produce our product for our clinical studies and our consumer products and expect to continue to rely on our manufacturers to purchase from third-parties the materials necessary to produce our products if, and when, they are commercially marketed. We do not have any control over the process or timing of the acquisition of these raw materials by our manufacturers. Moreover, we currently do not have any agreements for the commercial production of our product candidates. There may be only a limited number of these suppliers, and we cannot assure you that we will be successful in identifying and qualifying an acceptable supplier of the raw materials we require. Even if successful, the process of identifying and qualifying a replacement supplier or a contract manufacturer or other third-party manufacturer could cause a delay in the supply of a drug product candidate, or the raw material components thereof, for an ongoing clinical trial. Any such significant delay in supply could considerably delay completion of our clinical trials, product testing and potential regulatory approval of our drug product candidates. If our manufacturers or we are unable to purchase the raw materials we require after regulatory approval has been obtained for our drug product candidates, the commercial launch of our drug product candidates would be delayed or there would be a shortage in supply, which would impair our ability to generate revenue from the sale of our drug product candidates.
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
Establishing manufacturing and distribution capabilities, and marketing and selling consumer products, is expensive and, therefore, we anticipate entering into collaborations with third-parties that have more resources and experience than we do. In particular, we do not have, nor do we intend to hire, a large sales force to market consumer products under our consumer brand. Until we have significant sales of our cornerstone consumer product, we may find it difficult to attract qualified partners and expect to face competition in seeking appropriate partners. If we are unable to enter into any development and commercial collaborations and/or sales and marketing arrangements on reasonable and acceptable terms, if at all, we may be unable to suitably manufacture our consumer products candidates and/or effectively market and sell our consumer products.
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
Risks Related to Commercialization of Our Drug Product Candidates and Consumer Brand and Products
Complying with new and existing government regulations for our consumer products, both in the United States and abroad, could significantly increase our costs or delay or prevent the development or potential commercialization of our consumer brand.
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

We believe our consumer product for the prevention of EAMCs will be regulated as a conventional beverage by the FDA, which we believe is an appropriate marketing claim for a conventional beverage and not a disease claim that would render the product subject to regulation as a drug. The FDA regulates, among other things, the manufacture, composition, safety, packaging, labeling, marketing, advertising and distribution of conventional beverages. The FDA may determine that a particular conventional beverage or ingredient that we may market presents an unacceptable health risk. If that occurs, we could be required to cease distribution of and/or recall conventional beverages containing that ingredient. Further, the FDA may believe our consumer product is more appropriate regulated as a dietary supplement and require that we make adjustments to our label, which may materially and adversely affect our marketing efforts.
The FDA or FTC may also determine that certain labeling, advertising and promotional claims, statements or activities with respect to a conventional beverage are not in compliance with applicable laws and regulations and may determine that a particular statement is an unapproved health claim, a drug claim, a false or misleading claim, or a deceptive advertising claim. Any such determination or any other failure to comply with FDA or other regulatory requirements could prevent us from marketing our consumer product as a conventional beverage and subject us to administrative, civil or criminal penalties.
The Bioterrorism Act of 2002 requires food facilities to register with the FDA biennially. Under the FDA Food Safety Modernization Act, or FSMA, FDA may suspend a facility’s registration (and revoke the right to sell products in interstate commerce) based on findings by the FDA that a product might present an unreasonable risk of serious illness, injury or death. FDA also has been granted authority under FSMA to issue a mandatory product recall when a company does not voluntarily recall food that poses a reasonable probability that the use of or exposure to the food will cause serious adverse health consequences or death, after being asked to do so by FDA.
The FDA is in the process of implementing FSMA. The FDA has published final regulations for five of the seven rules implementing FSMA and is expected to publish the remaining two regulations on sanitary transportation of foods and intentional adulteration in 2016. In September 2015, FDA released final rules implementing the Current Good Manufacturing Practice, Hazard Analysis, and Risk-Based Preventive Controls requirements for human foods. FDA’s preventive controls final rule revises the agency’s food safety regulations in two ways: (1) it adds new preventive controls provisions as required by FSMA; and (2) it updates and revises certain requirements in the existing cGMP regulations (current 21 CFR Part 110). We will need to comply with the new requirements beginning September 19, 2016.
In November 2015, FDA issued its final rule on Foreign Supplier Verification Programs (FSVP). The FSVP final rule requires all “importers” of food into the U.S. to develop supplier verification programs. For this purpose, the “importer” is the person in the United States who owns the food, has purchased the food, or has agreed in writing to purchase the food at the time of U.S. entry. The substantive requirements for supplier verification parallel those in the preventive controls regulation. Importers who are required to engage in supplier verification under preventive controls are deemed in compliance with FSVP, except that they will need to identify the FSVP “importer” at entry. Accordingly, the final rule will primarily affect imports of finished goods, as all ingredients that will be processed in the U.S. already are subject to supplier verification under preventive controls.
FDA is in the process of updating its nutrition labeling regulations. In March 2014, FDA issued two proposed rules to revise the content and format of the information that appears in the Nutrition Facts Panel, and to update the serving size regulations. Upon finalization of the rules, all food labels that bear a Nutrition Facts Panel will need to be revised. It is unknown when FDA will issue final rules and how much time the agency will provide for compliance.
FDA and FTC are also cooperating in joint enforcement projects, including the issuance of warning and enforcement letters by both agencies. The FTC exercises jurisdiction over the advertising of dietary supplements and conventional beverages and has instituted numerous enforcement actions against dietary supplement and conventional beverage companies for failing to have adequate substantiation for claims made in advertising or for using false or misleading advertising claims. The FTC routinely polices the market for deceptive dietary supplement and conventional beverage advertising and accepts and reviews complaints from the public concerning such advertising.
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

Europe has adopted broad regulations and directives on health and nutrition claims. These regulations cover claims that can be made for foods, including conventional beverages, and certain claims may be prohibited or require prior approval. Unless subject to derogation, products that include certain claims cannot be lawfully marketed in EU member states absent preapproval.
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
The testing and marketing of drug products and consumer products entail an inherent risk of product liability. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit commercialization of our products. Retailers and formulators of products designed for human consumption may be subject to product liability claims if the use of their products is alleged to have resulted in illness or injury or if their products include inadequate instructions or warnings. Our consumer products could contain spoiled or contaminated substances, and some of our products may contain ingredients that do not have long histories of human consumption. We could be subject to product liability claims, including among others, that our products were not effective in preventing or treating muscle cramps or other marketed product attributes or that our products include insufficient instructions for use or inadequate warnings concerning possible side effects or interactions with other substances. Any product liability claim against us could result in increased costs and adversely affect our reputation with our customers, which in turn could materially adversely affect our business, financial condition or results of operations.
Insurance coverage, even where available, may not be sufficient to cover losses we may incur, which could increase our costs and lower our profits.
Our business exposes us to the risk of liabilities arising out of our products and operations. For example, we may be liable for claims brought by users of our products or by employees, customers or other third-parties for personal injury or property damage occurring in the course of our operations. We will seek to minimize these risks through various insurance policies from third-party insurance carriers. The insurance industry has become more selective in offering certain types of insurance, including product liability, product recall and property casualty insurance. There can be no assurance that we will be able to obtain or maintain adequate amounts of such coverage or obtain comparable coverage on terms and conditions favorable to us, if at all. Further, we anticipate that any additional insurance coverage we may obtain will be subject to large individual claim deductibles, individual claim and aggregate policy limits and other terms and conditions. We cannot assure you that our insurance will be sufficient to cover our losses. Any losses that are not completely covered by our insurance could have a material adverse effect on our business, financial condition or results of operations, including preventing or limiting the commercialization of drug products and consumer products we develop, alone or with collaborators.
Unfavorable publicity or consumer acceptance of our consumer product or of dietary supplements or conventional beverages, generally, could reduce our sales.
We expect to be dependent upon consumer acceptance of the safety, efficacy and quality of our products. Consumer acceptance of products can be significantly influenced by customer reviews, social media, scientific research or findings, national media attention, the conduct and statements by athletes endorsing a product, and other publicity about product use. A product may initially be received favorably, resulting in high sales associated with that product that may not be sustainable as consumer preferences change. Alternatively, skepticism of claims made by companies in the conventional beverage and dietary supplement industries may limit the number of individuals that believe our consumer products are effective in preventing muscle cramps or providing any other claimed benefit, which may negatively our ability to generate significant sales from our consumer products.
For instance, many consumers currently believe that hydration, stretching and sports drinks are sufficient to prevent EAMCs. To successfully market our consumer product, we will need to convince consumers that these treatments, alone, are insufficient in relieving or preventing muscle cramps. Changing consumer behavior patterns may take months or years to accomplish and there is no guarantee that we will be successful in doing so. There is no guarantee that consumers will be willing to use our consumer products as a preventative measure, particularly in light of the fact that we expect our consumer product will be priced at a premium to many conventional beverages. If consumers are not willing to purchase our products as a preventative measure, our ability to generate significant revenue from the sale of our consumer product may be limited.
Scientific research or publicity could be unfavorable to the dietary supplement and conventional beverage industries or any of our particular products. Any research or publicity that is perceived by our consumers as less than favorable or that questions earlier favorable research or publicity could have a material adverse effect on our ability to generate revenue. Adverse publicity in the form of published scientific research, statements by regulatory authorities or otherwise, whether or not accurate, that associates consumption of our products or any other similar products with illness or other adverse events, or that questions the benefits of our or similar products, or that claims that such products are ineffective, could have a material adverse effect on our business, reputation, financial condition or results of operations. Further, we have entered into endorsement agreements with professional athletes and expect to continue to do so in the future. Any misconduct by these athletes or negative statements about our product by these athletes may limit our ability to generate significant consumer product sales.
If our drug product candidates are not shown to be more effective in relieving muscle cramps than our consumer product, then the market for our drug product candidates may be limited.
Both our consumer products and drug product candidates may include the same TRP activators found in our extract formulation. Our consumer product is formulated to address the needs of athletes and we expect to formulate our drug product candidates to address the needs of individuals suffering from nocturnal leg cramps and severe neuromuscular disorders. As a conventional beverage, we intend to market our consumer products only to athletes suffering from EAMCs and not to individuals suffering from a disease. However, if our drug product candidates are not shown to be more effective than our consumer products in preventing muscle cramps, or patients or physicians believe our consumer products are just as effective as any approved drug product candidates, individuals suffering from nocturnal leg cramps or severe neuromuscular diseases may elect to use our consumer products rather than our drug product candidates, if approved, which may limit the market for our drug products candidates.
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
We expect that the ACA, as well as other healthcare reform measures that may be adopted in the future, may, among other things, result in more rigorous coverage criteria and in additional downward pressure on the price that we receive for any approved product. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability or commercialize our product candidates.
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
If we cannot compete successfully for market share against other pharmaceutical companies, dietary supplement companies, and consumer companies, we may not achieve sufficient product revenue and our business will suffer.
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
In addition, our consumer products will compete against both small and large companies developing and marketing dietary supplement and consumer products. We believe the principal elements of competition in the consumer product industry are price, selection, brand recognition, brand loyalty, distribution channel offerings and the effectiveness of the product. If our consumer product gains market acceptance, we are likely to experience increased competition as more participants enter the market. Certain of our competitors are larger than us and have longer operating histories, larger customer bases, greater brand recognition and greater resources for marketing, advertising and product promotion. They may be able to secure inventory from vendors on more favorable terms, operate with a lower cost structure or adopt more aggressive pricing policies. Our competitors may also be more effective and efficient in introducing new products. We may not be able to compete effectively, and our attempt to do so may require us to increase marketing and/or reduce our prices, which may result in lower margins. Failure to effectively compete could materially adversely affect our market share, financial condition and growth prospects.
Risks Related to Our Business Operations and Industry
Our future success depends on our ability to retain key executives and to attract, retain motivate qualified personnel.
Our future success depends on our ability to retain key executives and to attract, retain motivate qualified personnel. We are highly dependent on Christoph Westphal, our President, Chief Executive Officer and Chairman, Thomas Wessel, our Chief Medical Officer, and Marina Hahn, our President, Consumer. Although we have an employment agreements with Drs. Westphal and Wessel and Ms. Hahn, these agreements do not prevent them from terminating their employment with us at any time. We do not maintain “key person” insurance for any of our executives or other employees. The loss of the services of any of these persons could impede the achievement of our research, development and commercialization objectives.
We will need to grow the size of our organization, and we may experience difficulties in managing this growth.

As of March 4, 2016, we had 31 full-time employees and three part-time employees. As our development and commercialization plans and strategies develop, we expect to need additional research and development, managerial, operational, sales, marketing, financial and other resources. Future growth would impose significant added responsibilities on members of management, including:

•	managing our clinical trials effectively;

•	preparing for and executing on the launch of our consumer brand;

•	identifying, recruiting, maintaining, motivating and integrating additional employees;

•	managing our internal development efforts effectively while complying with our contractual obligations to other third-parties;

•	improving our managerial, development, operational, sales and finance systems; and

•	developing our compliance infrastructure and processes to ensure compliance with complex regulations and industry standards regarding us and our product candidates.
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
We have applied for patent protection in the United States and in some, but not all, foreign countries, including claims directed at mechanisms and methods relating to our product candidates, formulations and enabling technology such as our electrical stimulation technique for inducing muscle cramping. Any changes we make to our formulations, however, may not be covered by our existing patent applications, and we may be required to file new applications or seek other forms of protection as a result. In addition, none of the active ingredients in our extract formulation and product candidates can be protected by a patent covering its chemical composition of matter since each ingredient has long been in the public domain. Consequently, we will rely on method of use and formulation patent protection for our extract formulation, and will rely on this patent protection for any drug product candidates and consumer products we develop, which may not provide the same level of protection as composition of matter patent protection. In countries where we have not and do not seek patent protection, third-parties may be able to manufacture and sell our products without our permission, and we may not be able to stop them from doing so.

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
In addition to patents, we may also rely on trade secrets to protect our technology, especially where we do not believe patent protection is appropriate or obtainable. For instance, we expect to treat the formulation of our consumer product as a trade secret. Trade secrets, however, are difficult to protect. We seek to protect this information, in part, through the use of non-disclosure and confidentiality agreements with employees, consultants, advisors and others. While we believe that we use reasonable efforts to protect our trade secrets, our own or our strategic partners' employees, consultants, contractors or advisors may unintentionally or willfully disclose our information to competitors. In addition, we cannot be certain that we have executed such agreements with all parties who may have contributed to our intellectual property or who had access to our proprietary information, nor can we be certain that our agreements with such parties will not be breached. These agreements may not effectively prevent disclosure of confidential and proprietary information and may not provide an adequate remedy in the event of unauthorized use or disclosure of confidential and proprietary information. We cannot guarantee that our trade secrets and other confidential proprietary information will not be publicly disclosed or that competitors will not otherwise gain access to our trade secrets or independently develop substantially equivalent information and techniques. The failure to obtain or maintain trade secret protection could adversely affect our competitive business position.
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
Third-parties may assert that we are employing their proprietary technology without authorization. There may be third-party patents or patent applications with claims to materials, formulations, methods of manufacture or methods for treatment related to the use or manufacture of our extract formulation, our consumer products and/or our drug product candidates. Because patent applications can take many years to issue, there may be currently pending patent applications of which we are unaware that ultimately result in issued patents that our drug product candidates and consumer products may infringe. In addition, third-parties may obtain patents in the future and claim that use of our technologies infringes upon these patents. If any third-party patents were held by a court of competent jurisdiction to cover the manufacturing process of any of our drug product candidates, any drug substance formed during our manufacturing process or any of our final products themselves, the holders of any such patents may be able to block our ability to commercialize such drug product candidate unless we obtain a license under the applicable patents, or until such patents expire. Similarly, if any third-party patent were held by a court of competent jurisdiction to cover aspects of our formulations or methods of use, the holders of any such patent may be able to block our ability to develop and commercialize the applicable drug product candidate unless we obtain a license or until such patent expires. In either case, such a license may not be available on commercially reasonable terms or at all.
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
We believe trademarks will be an important element of the success of our consumer brand and products. We have filed to register the trademark for our consumer name and several additional product descriptions with the USPTO and the registries of countries where our consumer products are likely to be marketed. There can be no assurance that we will obtain registrations that we apply for or that the registrations we obtain will prevent the imitation of our products or infringement of our intellectual property rights by others. If a third-party copies our products in a manner that projects lesser quality or carries a negative connotation, our brand image could be materially adversely affected.
Risks Related to Ownership of Our Common Stock
The market price of our common stock may be highly volatile and you could lose all or part of your investment.
The market price of our common stock is likely to be volatile. Our stock price could be subject to wide fluctuations in response to a variety of factors, including the following:

•	negative results or delays in commencing or completing our studies and future clinical trials;

•	inability to obtain additional funding;

•	any delay in filing an IND for any drug product candidate and any adverse development or perceived adverse development with respect to the FDA's review of that IND;

•	failure to successfully develop and commercialize our drug product candidates or consumer products;

•	failure to generate significant sales for our consumer products;

•	changes in laws or regulations applicable to our consumer products or drug product candidates, including without limitation, coverage and reimbursement policies;

•	inability to obtain adequate product supply for our drug product candidates or consumer product, or the inability to do so at acceptable prices;

•	any delay in launching or otherwise commercializing our consumer brand and products;

•	adverse regulatory decisions;

•	introduction of new products or technologies by our competitors;

•	failure to meet or exceed product development or financial projections we provide to the public;

•	failure to meet or exceed the estimates and projections of the investment community;

•	the perception of the pharmaceutical industry or conventional beverage industry by the public, legislatures, regulators and the investment community;

•	announcements of significant acquisitions, strategic partnerships, joint ventures or capital commitments by us or our competitors;

•	disputes or other developments relating to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies;

•	additions or departures of key scientific or management personnel;

•	significant lawsuits, including patent or stockholder litigation;

•	changes in the market valuations of similar companies;

•	sales of our common stock by us or our stockholders in the future; and

•	trading volume of our common stock.
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
Our executive officers, directors, 5% or greater stockholders and their affiliates beneficially own approximately 41.0% of our voting stock. Therefore, these stockholders will have the ability to exert significant control over us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders, acting together, may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may believe are in your best interest as one of our stockholders or entrench our management and/or the board of directors.
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
We will continue to incur significant increased costs as a result of operating as a public company, and our management will be required to devote substantial time to new compliance initiatives.
We completed our initial public offering on February 3, 2015. As a newly public company, we incur significant legal, accounting and other expenses that we did not incur as a private company. In addition, the Sarbanes-Oxley Act of 2002, as well as rules subsequently implemented by the SEC, and The NASDAQ Global Market have imposed various requirements on public companies. In July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, was enacted. There are significant corporate governance and executive compensation related provisions in the Dodd-Frank Act that require the SEC to adopt additional rules and regulations in these areas such as "say on pay" and proxy access. Stockholder activism, the current political environment and the current high level of government intervention and regulatory reform may lead to substantial new regulations and disclosure obligations, which may lead to additional compliance costs and impact (in ways we cannot currently anticipate) the manner in which we operate our business. Our management and other personnel will need to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. For example, we expect these rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to incur substantial costs to maintain our current levels of such coverage.
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
Certain holders of our securities are entitled to rights with respect to the registration of their shares under the Securities Act of 1933, as amended, or the Securities Act. Registration of these shares under the Securities Act would result in the shares becoming freely tradable without restriction under the Securities Act. Any sales of securities by these stockholders could have a material adverse effect on the trading price of our common stock.
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

Item 1B.     Unresolved Staff Comments
None.

Item 2.         Properties
Our corporate headquarters are located at a 7,234 square foot subleased facility in Boston, MA, which is used primarily for corporate and research and development functions. The sublease for our corporate headquarters expires in August 2017. We have leased 1,600 of office space in New York, NY to be used for sales and marketing functions. The lease for our New York office expires in October 2018. We believe that our existing facilities are sufficient for our needs for the foreseeable future.

Item 3.         Legal Proceedings
We are not currently a party to any material legal proceedings.

Item 4.         Mine Safety Disclosures
Not applicable.

PART II

Item 5.         Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock began trading on the NASDAQ Global Market on January 29, 2015 under the symbol “FLKS.” Prior to that time, there was no public market for our common stock. The following table sets forth the high and low sales prices per share of our common stock as reported on The NASDAQ Global Market for the periods indicated.

Year Ended December 31, 2015	High	Low
First Quarter (beginning January 29, 2015)	$22.97	$12.74
Second Quarter	$24.17	$16.72
Third Quarter	$17.95	$10.00
Fourth Quarter	$12.83	$9.71

On March 4, 2016, the last reported sale price of our common stock was $7.20.

Comparative Stock Performance Graph

The following performance graph and related information shall not be deemed "soliciting material" or to be "filed" with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act or Exchange Act, except to the extent that we specifically incorporate it by reference into such filing.

The following graph shows a comparison from January 29, 2015 (the date our common stock commenced trading on the NASDAQ Global Market) through December 31, 2015, of the cumulative total return for our common stock, the NASDAQ Biotechnology Index and the NASDAQ Composite Index. The graph assumes an initial investment of $100 on January 29, 2015. The comparisons in the graph are not intended to forecast or be indicative of possible future performance of our common stock.

Company/Index	1/29/2015	3/31/2015	6/30/2015	9/30/2015	12/31/2015
Flex Pharma, Inc.	$100.00	$131.10	$115.05	$80.33	$83.28
NASDAQ Composite Index	$100.00	$105.45	$107.64	$99.61	$108.18
NASDAQ Biotechnology Index	$100.00	$104.25	$110.52	$91.06	$100.90

Holders of Record

As of March 4, 2016, we had approximately 36 holders of record of our common stock. Certain shares are held in "street" name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number.

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

Item 6.         Selected Financial Data
The following table sets forth our selected consolidated financial data. We derived the consolidated statement of operations data for the year ended December 31, 2015 and for the period from February 26, 2014 (inception) to December 31, 2014, and the consolidated balance sheet data as of December 31, 2015 and 2014, from our audited consolidated financial statements, included elsewhere in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of results to be expected for any period in the future. The selected consolidated financial data presented below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and the related notes thereto, included elsewhere in this Annual Report on Form 10-K. The selected consolidated financial data in this section is not intended to replace our consolidated financial statements and the related notes thereto.

	Year Ended December 31, 2015	Period from February 26, 2014 (Inception) to December 31, 2014
Consolidated Statement of Operations Data:
Operating expenses:
Research and development	$12,749,379	$4,003,911
Selling, general and administrative	16,464,279	4,025,895
Total operating expenses	29,213,658	8,029,806
Loss from operations	(29,213,658)	(8,029,806)
Interest income, net	72,028	18,946
Net loss attributable to common stockholders	$(29,141,630)	$(8,010,860)
Net loss per share attributable to common stockholders — basic and diluted(1)	$(2.08)	$(4.57)
Weighted-average number of common shares outstanding — basic and diluted(1)	14,032,916	1,753,024

(1)
See Note 2 and Note 13 of our consolidated financial statements included elsewhere herein for an explanation of the method used to compute basic and diluted net loss per share of common stock and the weighted-average number of shares used in computation of the per share amounts.

	As of December 31, 2015	As of December 31, 2014
Consolidated Balance Sheet Data:
Cash, cash equivalents and marketable securities	$93,651,992	$33,854,153
Working capital(2)	89,400,216	33,157,388
Total assets	95,069,838	35,611,398
Convertible preferred stock	—	41,031,167
Accumulated deficit	(37,152,490)	(8,010,860)
Total stockholders' equity (deficit)	92,192,408	(6,538,340)

(2)	We define working capital as current assets less current liabilities.

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
Overview
We are a biotechnology company that is developing innovative and proprietary treatments for nocturnal leg cramps, muscle cramps, spasms and spasticity associated with severe neuromuscular conditions, and exercise-associated muscle cramps. Our product candidates are based on the potential mechanism of action we describe as Chemical
Neuro Stimulation, which is the process by which a small molecule chemical signal, acting topically, is translated into a neuronal sensory signal that produces a beneficial effect. Our product candidates activate certain receptors in primary sensory neurons, which then act via neuronal circuits to reduce the repetitive firing, or hyperexcitability, of alpha-motor neurons in the spinal cord, thereby preventing or reducing the frequency and intensity of muscle cramps and spasms. We believe that we are the only company developing both drug and consumer products based on this mechanism of muscle cramp inhibition.

In February 2016, our extract formulation demonstrated efficacy in a randomized, controlled, blinded study of 50 healthy subjects who experienced nocturnal leg cramps at least three nights per week. We plan to initiate another nocturnal leg cramps study in 2016 with a single molecule, chemically synthesized, transient receptor potential, or TRP, ion channel activator.
In 2016, we also expect to initiate two studies of our lead drug product candidate, FLX-787, outside of the United States, in patients suffering from cramps, spasms and spasticity associated with multiple sclerosis, or MS, and amyotrophic lateral sclerosis, or ALS. FLX-787 was developed based on our extract formulation and is a single molecule, chemically synthesized, TRP ion channel activator that has demonstrated statistically significant efficacy in our electrically induced cramp model.
In the second quarter of 2016, we expect to launch a consumer brand and cornerstone product to prevent and treat exercise-associated muscle cramps, or EAMCs. Using the extract formulation, we developed a consumer product that will be marketed primarily to endurance athletes experiencing EAMCs. Our cornerstone consumer product will be a 50 milliliter beverage containing a proprietary formulation of organic TRP activators. We expect to launch our consumer brand and cornerstone product in the three select markets of Los Angeles, California, Boulder, Colorado and Boston, Massachusetts, and also expect a significant online presence. We have conducted pre-launch activities in each of these locations, which have included, among other things, attending athletic events, providing product samples, gathering feedback, educating potential consumers of our product and launching a print and digital media campaign.
We have incurred an operating loss since our inception and we anticipate that we will continue to incur operating losses for at least the next several years. Our net loss was $29.1 million for the year ended December 31, 2015. Our accumulated deficit was $37.2 million as of December 31, 2015. To date, we have financed our operations with net proceeds from the private placement of our preferred stock and our initial public offering. We expect that our research and development and selling, general and administrative expenses will continue to increase from their current levels as we continue the development of our drug product candidates, and we will incur significant selling and marketing expense associated with the launch of our consumer brand, the launch of our cornerstone product in the second quarter of 2016 and any future consumer products. As a result, we will need additional capital to fund our future operations.
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
Research and Development Expenses
Our research and development expenses to date have related primarily to the development and testing of our extract formulation for muscle cramps in the United States. We also incurred research and development expenses related to the testing and development of a single molecule, chemically synthesized, TRP ion channel activator, including FLX-787, our clinical candidate outside the United States. Research and development costs include salaries and other compensation-related costs, such as stock-based compensation, for research and development employees, costs of clinical studies of our extract formulation and drug product candidates, costs of clinical studies outside of the United States, costs for consultants who we utilize to supplement our personnel, fees paid to third-parties, facilities and overhead expenses, cost of laboratory supplies and other outside expenses.
Research and development costs are expensed as incurred. Clinical study and other development costs incurred by third-parties are expensed as the contracted work is performed. We accrue for costs incurred as the services are being provided by monitoring the status of the study or project and the invoices received from our external service providers. We adjust our accruals and prepaid expenses as actual costs become known.
Research and development activities are central to our business model. Drug product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. We expect our research and development expenses to increase in the future as we increase personnel and compensation costs, increase our research efforts, conduct clinical studies and perform preclinical work on our drug product candidates. It is difficult to determine, with certainty, the duration and completion costs of our current or future preclinical programs, clinical studies and clinical trials of our product candidates.
The duration, costs and timing of clinical studies and clinical trials of our drug product candidates will depend on a variety of factors that include, but are not limited to, the following:

•	per patient costs;

•	the number of patients that participate;

•	the number of sites;

•	the countries in which the studies and trials are conducted;

•	the length of time required to enroll eligible patients;

•	the drop-out or discontinuation rates of patients;

•	potential additional safety monitoring or other studies requested by regulatory agencies;

•	the duration of patient follow-up;

•	the efficacy and safety profile of the product candidates; and

•	timing and receipt of any regulatory approvals.
In addition, the probability of success for each drug product candidate will depend on numerous factors, including competition, manufacturing capability and commercial viability. We will determine which programs to pursue and how much to fund each program in response to the scientific and clinical success of our drug product candidates, as well as an assessment of each product candidate's commercial potential.

Research and development expenses also include costs incurred related to our cornerstone consumer product, including athlete-based efficacy studies, product formulation work, stability studies and other efforts.
Selling, General and Administrative Expenses

Selling, general and administrative expenses include salaries and other compensation-related costs, including stock-based compensation, for personnel in executive, finance and accounting, legal, corporate communications and general administration roles. Other significant costs include professional service fees, costs for consultants who we utilize to supplement our personnel, travel costs, and facility costs not otherwise included in research and development expenses.
Selling, general and administrative expenses also include costs related to our consumer brand and cornerstone product. To date, these costs have included personnel costs, brand development costs, market research costs, product design costs, pre-launch activity costs and other external costs. We are preparing to launch our cornerstone consumer product in the second quarter of 2016 and expect to initially target the following select geographic markets: Los Angeles, California, Boulder, Colorado and Boston, Massachusetts. We have continued pre-launch activities through the end of 2015 which have included, among other things, attending athletic events, providing product samples, gathering feedback, educating potential consumers of our product, and launching a print and digital media campaign. As we prepare to launch our cornerstone consumer product in the second quarter of 2016, costs will increase as we hire additional personnel to support our pre-launch and launch activities and incur costs related to branding, product design, packaging, distribution, print and digital media and other related sales and promotion activities. In the future, we may also pursue relationships with endurance athletes, figures or teams prominent in the athletic community.
We anticipate that our selling, general and administrative expenses will increase in the future to support our continued research and development activities, commercialization of our cornerstone consumer product and the potential commercialization of future consumer products and drug product candidates.
Interest Income, Net
Interest income, net consists of interest income on our cash, cash equivalents and marketable securities, amortization of investment premiums and realized gains and losses.
Results of Operations
Twelve Months Ended December 31, 2015 Compared to the Period from February 26, 2014 (Inception) to December 31, 2014
The following table sets forth our results of operations for the twelve months ended December 31, 2015 compared to the period from February 26, 2014 (inception) to December 31, 2014. During the period from February 26, 2014 (inception) to December 31, 2014, we initiated operations, and began building our workforce and developing our consumer brand and cornerstone product.

	Twelve Months Ended December 31, 2015	Period from February 26, 2014 (Inception) to December 31, 2014	Change in $
Operating expenses:
Research and development	$12,749,379	$4,003,911	$8,745,468
Selling, general and administrative	16,464,279	4,025,895	12,438,384
Total operating expenses	29,213,658	8,029,806	21,183,852
Loss from operations	(29,213,658)	(8,029,806)	(21,183,852)
Interest income, net	72,028	18,946	53,082
Net loss	$(29,141,630)	$(8,010,860)	$(21,130,770)

Research and Development Expenses

Research and development expenses were $12.7 million for the twelve months ended December 31, 2015 compared to $4.0 million for the period from February 26, 2014 (inception) through December 31, 2014. The increase of $8.7 million was primarily related to:

•
$4.3 million of increased personnel costs including salaries and other compensation-related costs, including stock-based compensation, as headcount approximately doubled in the comparative periods as we added personnel to support our increasing research and development efforts;

•
$2.9 million of increased clinical study costs as we increased the number of studies for the continued testing of our extract formulation as well as the testing of alternate formulations of the extract formulation to potentially identify future drug product candidates;

•	$0.7 million of increased external consulting costs incurred to supplement the increased research and development activities;

•	$0.3 million of study startup costs for clinical studies of our clinical candidate outside the United States, FLX-787, which we declared in November of 2015;

•	$0.2 million of increased athlete-based efficacy studies; and

•
$0.3 million of increased other costs, including employee travel-related costs, as well as allocated facility, insurance and office-related expenses as our resources and activities increased in the comparative periods.

Selling, General and Administrative Expenses
Selling, general and administrative expenses were $16.5 million for the twelve months ended December 31, 2015 compared to $4.0 million for the period from February 26, 2014 (inception) to December 31, 2014. The increase of $12.4 million was primarily related to:

•
$5.8 million of increased personnel costs including salaries and other compensation-related costs, including stock-based compensation, as we added personnel to support the launch of our consumer brand and cornerstone product, as well as additional administrative personnel hired to support our growth and increased activities;

•
$4.0 million of increased external costs related to developing our consumer brand and cornerstone product, including brand development, market research, product design, pre-launch activities and a print and digital media campaign. These consumer efforts began in substance in the fourth quarter of 2014 and increased significantly in 2015;

•
$1.2 million of increased professional service fees, including corporate legal costs, insurance, accounting and intellectual property legal and filing costs, primarily related to being a publicly traded company;

•	$0.6 million of increased external consulting costs incurred to supplement our general and administrative personnel due to increased personnel and activity;

•	$0.6 million of employee-related travel costs, due to increased activity and an increased workforce; and

•	$0.2 million of increased other costs, including facility and office-related expenses, also related to increased personnel and activities.
Liquidity and Capital Resources
Overview
Since inception, we have incurred operating losses and we anticipate that we will continue to incur operating losses for at least the next several years. To date, we have not generated any revenues. We expect that our research and development and selling, general and administrative expenses will continue to increase including significant selling and marketing expense associated with the launch and commercialization of our consumer brand and our cornerstone product. As a result, we will need additional capital to fund our operations, which we may raise through a combination of equity offerings, debt financings, other third-party funding, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements.
Sources of Liquidity

Since our inception, we have financed our operations through private placements of equity securities and our initial public offering, or IPO, which we completed in February 2015. During 2014, we issued 15,775,221 shares of series A convertible preferred stock and received aggregate net proceeds of $15.6 million, net of issuance costs, and we issued 14,078,647 shares of series B convertible preferred stock and received aggregate net proceeds of $25.4 million, net of issuance costs. All shares of the previously issued and outstanding series A and series B convertible preferred stock converted into 6,971,108 shares of common stock upon the close of the IPO. In our IPO, we sold 5,491,191 shares of common stock (including shares sold pursuant to the exercise of an overallotment option granted to the underwriters) that resulted in net proceeds to us of $79.9 million. As of December 31, 2015, we had $93.7 million in cash, cash equivalents and marketable securities. Our funds are held in bank deposit accounts, money market funds and corporate debt securities.
As of December 31, 2015, we had no long-term debt.
We currently have no ongoing material financial commitments, such as lines of credit or guarantees that are expected to affect our liquidity over the next five years, other than leases.
Funding Requirements
We expect that we will require additional funding to support the launch and growth of our consumer brand, our cornerstone product and any future products and to develop and commercialize our drug product candidates. In addition, if we receive regulatory approval for any of our drug product candidates, and if we choose not to grant rights to commercialize our drug products to partners, we expect to incur significant commercialization expenses related to product manufacturing, sales, marketing and distribution activities.

Until we can generate a sufficient amount of revenue from our products, or from selling rights related to our products, if ever, we expect to finance future cash needs through public or private equity or debt offerings. Additional capital may not be available on reasonable terms, if at all. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may have to significantly delay, scale back or discontinue the development or commercialization of one or more of our product candidates. If we raise additional funds through the issuance of additional debt or equity securities, it could result in dilution to our existing stockholders, increased fixed payment obligations and these securities may have rights senior to those of our common stock. If we incur indebtedness, we could become subject to covenants that would restrict our operations and potentially impair our competitiveness, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. Any of these events could significantly harm our business, financial condition and prospects.

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
Pre-Clinical Drug Product Candidates
The successful development of any drug product candidate is highly uncertain. As such, at this time, we cannot reasonably estimate or know the nature, timing and costs of the efforts that will be necessary to complete the development of our future drug product candidates. We are also unable to predict when, if ever, material net cash inflows will commence from the sale of drug product candidates. This is due to the numerous risks and uncertainties associated with developing drug products, including the uncertainty of:

•	successful enrolling, and completing of, clinical studies and trials;

•	receiving marketing approvals from applicable regulatory authorities;

•	establishing arrangements with third-party manufacturers;

•	obtaining and maintaining patent and trade secret protection and regulatory exclusivity; and

•	launching commercial sales of our products, if and when approved, whether alone or in collaboration with others.

A change in the outcome of any of these variables with respect to the development of any of our drug product candidates would significantly change the costs and timing associated with the development of that drug product candidate.
As all of our drug product candidates are in the early stage of development and the outcome of these efforts is uncertain, we cannot estimate the actual amounts necessary to successfully complete the development and commercialization of our drug product candidates.
Consumer Brand and Products
The development and launch of our consumer brand, our cornerstone product and future products is uncertain, including the timing and resources needed to support successful commercialization. Our future success depends, in large part, on our ability to implement a launch and growth strategy that establishes distribution and placement of our products, attracts consumers to our cornerstone product and future product offerings and maintains brand loyalty for our consumer products.
Our future funding requirements will be impacted by our ability to successfully launch and grow our consumer brand and products. Delays or unexpected costs related to the consumer brand and cornerstone product launch and growth plans could significantly change the costs and the timing of such costs associated with our consumer products.
Outlook
Based on our research and development plans, our consumer brand and cornerstone product launch plans and our expectations of timing related to the progress of our clinical programs, we expect that our existing cash resources and marketable securities will enable us to fund our operating expenses and capital expenditure requirements through mid-2018. We have based this estimate on assumptions that may prove to be wrong, however, and we could use our capital resources sooner than we expect. Additionally, the process of testing drug product candidates in clinical trials is costly, as are the resources required to launch a consumer brand and products, and the timing of progress of these efforts is uncertain.
Cash Flows

	Year ended December 31, 2015	Period from February 26, 2014 (Inception) to December 31, 2014
Net cash (used in) provided by:
Operating activities	$(20,746,118)	$(6,480,866)
Investing activities	(27,265,091)	(76,141)
Financing activities	80,843,751	40,411,160
Net increase in cash and cash equivalents	$32,832,542	$33,854,153

Operating activities
The increase in cash used in operations for the twelve months ended December 31, 2015 compared to the period from February 26, 2014 (inception) to December 31, 2014 was primarily due to our significant increase in operations. For the twelve months ended December 31, 2015, we incurred increased costs related to our personnel, increased costs related to our research and development efforts, including clinical study costs, increased costs associated with our consumer product development and launch efforts and increased costs needed to support our operations.
Investing Activities
Net cash used in investing activities for the twelve months ended December 31, 2015 primarily related to $27.0 million of net purchases and sales of marketable securities. We did not hold any marketable securities during the period from February 26, 2014 (inception) to December 31, 2014. Property and equipment acquisitions increased $0.2 million compared to the prior year, due to our increased activities and workforce.

Financing Activities
Net cash provided by financing activities was $80.8 million during the twelve months ended December 31, 2015 compared to $40.4 million for the period from February 26, 2014 (inception) to December 31, 2014. During the twelve months ended December 31, 2015, we completed our IPO, which resulted in net proceeds of $79.9 million. During the period from February 26, 2014 (inception) to December 31, 2014, we sold shares of series A and series B convertible preferred stock resulting in net proceeds to us of $41.0 million and deferred $0.6 million in IPO issuance costs.
Contractual Obligations
The following summarizes our significant contractual obligations as of December 31, 2015:

Contractual Obligations	Total	Less Than 1 Year	1 - 3 Years
Operating lease obligations(1)	$491,983	$323,190	$168,793
Total	$491,983	$323,190	$168,793

(1)
Consists of our lease agreement for an approximate 7,200 square foot facility used for administrative and research and development activities in Boston, Massachusetts, as well as an approximate 1,600 square foot facility in New York, New York to support our sales and marketing personnel. The Boston lease commenced on April 29, 2014 and has a 40-month term expiring August 31, 2017, and we established a letter of credit in support of this lease in the amount of $126,595. The New York lease commenced on November 1, 2014 and, as of December 31, 2015, was scheduled to expire on October 31, 2016. On January 20, 2016, we increased the New York leased space and extended the lease through October 31, 2018. The security deposit for the New York lease, including the January 2016 amendment, is $64,800. See Note 16 of our consolidated financial statements included elsewhere herein for more information.

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
Net Operating Loss and Research and Development Carryforwards
As of December 31, 2015, we had deferred tax assets of $12.8 million and deferred tax liabilities of $0.1 million. The deferred tax assets have been offset by a valuation allowance due to uncertainties surrounding our ability to realize these tax benefits. The deferred tax assets are primarily composed of a federal net operating loss, or NOL, tax carryforward. As of December 31, 2015, we have a federal NOL carryforward of $28.2 million available to potentially offset future taxable income. We also had federal research and development tax credit carryforwards of $0.5 million available to potentially offset future federal income taxes. The federal net operating loss carryforwards and research and development tax credit carryforwards expire at various dates through 2035. In general, if we experience a greater than 50% aggregate change in ownership of certain significant stockholders over a three-year period, or a Section 382 ownership change, utilization of our pre-change net operating loss or research and development credit carryforwards are subject to an annual limitation under Section 382 of the Internal Revenue Code of 1986, as amended. Such limitations may result in expiration of a portion of the net operating loss or research and development credit carryforwards before utilization and may be substantial. We have not conducted an assessment to determine whether there may have been a Section 382 ownership change. If we experience a

Section 382 ownership change as a result of future changes in our stock ownership, some of which changes are outside of our control, the tax benefits related to the net operating loss or research and development carryforwards may be limited or lost.
Off-Balance Sheet Arrangements
We did not have during the period presented, and we do not currently have, any off-balance sheet arrangements, as defined under SEC rules.
Critical Accounting Policies and Significant Judgments and Estimates
Our management's discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP. The preparation of these financial statements requires us to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities as of the date of the balance sheet and the reported amounts of revenue and expenses during the reporting period. In accordance with GAAP, we base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances at the time such estimates are made. Actual results may differ materially from our estimates and judgments under different assumptions or conditions. We periodically review our estimates in light of changes in circumstances, facts and experience. The effects of material revisions in estimates are reflected in our consolidated financial statements prospectively from the date of the change in estimate.
We define our critical accounting policies as those accounting principles generally accepted in the United States that require us to make subjective estimates and judgments about matters that are uncertain and are likely to have a material impact on our financial condition and results of operations, as well as the specific manner in which we apply those principles. While our significant accounting policies are more fully described in Note 2 to our audited consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K, we believe the following are the critical accounting policies used in the preparation of our consolidated financial statements that require significant estimates and judgments.
Research and Development
Research and development costs are expensed as incurred. Clinical study, clinical trial and other development costs incurred by third-parties are expensed as the contracted work is performed. We accrue for costs incurred as the services are being provided by monitoring the status of the work and the invoices received from our external service providers. We adjust our accruals and prepaid expenses as actual costs become known.
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
Stock-based compensation expense related to awards to employees with performance conditions is recognized based on grant date fair value over the remaining service period when management determines that achievement of the milestone is probable. Management evaluates when the achievement of a performance-based milestone is probable based on the relative satisfaction of the performance conditions as of the reporting date.
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
We recorded total non-cash stock-based compensation expense to employees and non-employees of $6.6 million for the twelve months ended December 31, 2015 and $1.5 million for the period from February 26, 2014 (inception)

to December 31, 2014. At December 31, 2015, we had $15.5 million of total unrecognized compensation cost related to non-vested equity awards. Total unrecognized compensation cost will be adjusted for the re-measurement of non-employee awards as well as future changes in employee and non-employee forfeitures, if any. We expect to recognize the unrecognized compensation over a remaining weighted-average period of 2.37 years. We expect our stock-based compensation expense to grow in future periods due to potential increases in the value of our common stock and increased number of awards granted to employees and non-employees.
The intrinsic value of all outstanding options as of December 31, 2015 was approximately $9.1 million, of which approximately $2.8 million related to vested options and the remainder related to unvested options. We expect to continue to grant stock options in the future, and, to the extent that we do, our actual stock-based compensation expense recognized in future periods will increase.
Performance-based stock option grants

Performance-based vesting criteria for stock options primarily relate to specific revenue targets at certain milestone dates. Stock-based compensation expense associated with these performance-based stock options is recognized if the performance condition is considered probable of achievement using management’s best estimates. We had $1.0 million of unrecognized stock-based compensation expense related to vesting criteria for performance-based stock options that were not considered probable of achievement as of December 31, 2015.
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

•
Fair value of our common stock — Because our stock was not publicly traded prior to the completion of our IPO in February 2015, we estimated the fair value of our common stock, as discussed below. As a result of the completion of our IPO, our common stock is now valued by reference to the publicly-traded closing price of our common stock on the date of grant.

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

The following table presents the weighted-average assumptions used to estimate the fair value of options granted during the period presented:

	Year ended December 31, 2015	Period from February 26, 2014 (Inception) to December 31, 2014
Expected volatility	72.98% to 74.94%	75.8% to 76.4%
Risk-free interest rate	1.62% to 2.49%	1.59% to 2.71%
Expected term	5.3 - 10 years	6 - 10 years
Expected dividend yield	0%	0%

We will continue to use judgment in evaluating the assumptions utilized for our stock-based compensation expense calculations on a prospective basis.
In addition to the assumptions used in the Black-Scholes option-pricing model, the amount of stock-based compensation expense we recognize in our consolidated financial statements includes an estimate of stock option forfeitures. We are required to estimate forfeitures at the time of grant, and revise those estimates in subsequent periods if actual forfeitures differ from estimates. We record stock-based compensation expense only for those awards that are expected to vest. To the extent that actual forfeitures differ from our estimates, the differences are recorded as a cumulative adjustment in the period the estimates were revised.
Prior to the completion of our IPO, our board of directors determined the fair value of our common stock considering, in part, the work of an independent third-party valuation specialist. The board determined the estimated per share fair value of our common stock at various dates considering valuations performed in accordance with the guidance outlined in the American Institute of Certified Public Accountants Practice Aid, Valuation of Privately-Held Company Equity Securities Issued as Compensation, or Practice Aid. In conducting the valuations, the independent third-party valuation specialist considered all objective and subjective factors that it believed to be relevant for each valuation conducted in accordance with the Practice Aid, including our best estimate of our business condition, prospects and operating performance at each valuation date. Other significant factors included:

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
There was inherent uncertainty in these estimates, and if we had made different assumptions than those used, the amount of our stock-based compensation expense, net loss and net loss per share amounts could have been significantly different. Following the closing of the initial public offering in February 2015, the fair value per share of our common stock for purposes of determining stock-based compensation expense was based on the closing price of our common stock as reported on the applicable grant date.
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

Item 7A.     Quantitative and Qualitative Disclosures about Market Risk
The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates. As of December 31, 2015, we had cash, cash equivalents and marketable securities of $93.7 million. We invest in a variety of financial instruments, principally money market funds and investment-grade corporate debt securities. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Available for sale securities that we invest in are primarily subject to interest rate risk and may fall in value if market interest rates increase. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our portfolio.

Item 8.      Financial Statements and Supplementary Data

Our consolidated financial statements, together with the report of our independent registered public accounting firm, appear on pages F-1 through F-24 of this Annual Report on Form 10-K.

Item 9.      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.     Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our periodic and current reports that we file under the Exchange Act with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and principal financial and accounting officer, as appropriate, to allow timely decisions regarding required disclosure.

As of the end of the period covered by this Annual Report on Form 10-K, we carried out an evaluation, under the supervision and with the participation of our management, including the chief executive officer and the principal financial and accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon, and as of the date of, this evaluation, the chief executive officer and the principal financial and accounting officer concluded that our disclosure controls and procedures were effective. Accordingly, management believes that the consolidated financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flow for the periods presented.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended. Our internal control system was designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2015. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework (2013). Based on our assessment, our management believes that, as of December 31, 2015, our internal control over financial reporting is effective based on those criteria.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s independent registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit emerging growth companies, which we are, to provide only management’s report in this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the period covered by this Annual Report on Form 10-K that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.     Other Information

We expect that our 2016 annual meeting of stockholders, or the Annual Meeting, will be held on or about June 7, 2016. To be considered for inclusion in the our proxy materials for the Annual Meeting, stockholder proposals must be submitted in writing between the date of this Annual Report and April 8, 2016, to the attention of the Secretary of Flex Pharma, Inc. at 800 Boylston Street, 24th Floor, Boston, Massachusetts 02199. If stockholders wish to submit a proposal (including a director nomination) at the Annual Meeting that is not to be included in our proxy materials for the Annual Meeting, the written request must be received by the Secretary of Flex Pharma, Inc. no later than the close of business on April 8, 2016. Stockholders are also advised to review our amended and rested bylaws, which contain additional requirements about advance notice of stockholder proposals and director nominations.

Item 10.     Directors, Executive Officers and Corporate Governance
Executive Officers and Directors
The following table sets forth certain information regarding our executive officers and directors as of the date of this Annual Report:

Name	Age	Position(s)
Executive Officers and Key Employees
Christoph Westphal, M.D., Ph.D.	47	President, Chief Executive Officer and Chairman of the Board
Robert Hadfield	38	General Counsel and Secretary
Marina Hahn	58	President, Consumer
Katharine Lindemann	54	Chief Operating Officer
John McCabe	46	Vice President, Finance and Treasurer
Thomas Wessel, M.D., Ph.D.	60	Chief Medical Officer
Elizabeth Woo	49	Senior Vice President, Investor Relations and Corporate Communications

Non-Employee Directors
Jeffrey Capello(1)	51	Director
Peter Barton Hutt(2)(3)	81	Director
Marc Kozin(1)	54	Director
Roderick MacKinnon, M.D.	60	Director
Robert Perez(2)	51	Director
Stuart Randle(1)(2)	56	Director
John Sculley(3)	76	Director
Michelle Stacy	60	Director

(1)	Member of the audit committee.

(2)	Member of the compensation committee.

(3)	Member of the nominating and corporate governance committee.

Executive Officers and Key Employees
Christoph Westphal, M.D., Ph.D., has served as the Chairman of our board of directors since co-founding the Company in February 2014. Dr. Westphal has served as our President and Chief Executive Officer since April 2014. Dr. Westphal has been a partner of Longwood Fund, LP, a venture capital investment fund, since 2010. Dr. Westphal served as the Chief Executive Officer of Verastem, Inc. from September 2011 to July 2013 and as its President from September 2011 until January 2013. Dr. Westphal has served on Verastem's board since March 2011, including as its Executive Chairman from July 2013 until January 2015. Dr. Westphal served on the board of OvaScience, Inc. from 2011 to 2014. Dr. Westphal served as the President of SR One, the corporate venture capital arm of GlaxoSmithKline, from 2010 until 2011. Dr. Westphal has previously been involved in founding a number of biotechnology companies. Dr. Westphal co-founded Sirtris Pharmaceuticals, Inc., which was acquired by GlaxoSmithKline plc in 2008, and served as its Chief Executive Officer from 2004 to 2010. He also co-founded Alnara Pharmaceuticals, Inc., Concert Pharmaceuticals, Inc., Acceleron Pharma, Inc., serving as its Chief Executive Officer in 2003, Alnylam Pharmaceuticals, Inc., serving as its Chief Executive Officer in 2002, and Momenta Pharmaceuticals, Inc., serving as its Chief Executive Officer in 2001. Dr. Westphal serves on the Board of Fellows of Harvard Medical School and the Board of Overseers for the Boston Symphony Orchestra, is a member of the Research Advisory Council at the Massachusetts General Hospital and is a member of the Biotechnology Industry Organization (BIO) Emerging Companies Section Governing Board. He earned his M.D. from Harvard Medical School, his Ph.D. in Genetics from Harvard University and his B.A. from Columbia University. The board of directors believes that Dr. Westphal's qualifications to sit on our board include his experience as a senior executive, entrepreneur and venture capitalist and his service on the boards of directors of other life sciences companies.
Robert Hadfield has served as our General Counsel and Secretary since April 2014. Mr. Hadfield joined us from Cooley LLP, where he was an attorney in the firm's business department from August 2007 to August 2011 and then from April 2012 to April 2014. From August 2011 to April 2012, Mr. Hadfield served as the Corporate Counsel at Kiva Systems, Inc. prior to its acquisition by Amazon.com, Inc. Mr. Hadfield also worked as an attorney at Goulston & Storrs PC and began his career as a financial analyst in the health care investment banking group of

SG Cowen Securities Corporation. Mr. Hadfield holds a B.S. degree in Finance from Providence College, and a J.D. from the Georgetown University Law Center.
Marina Hahn has served as our President, Consumer since September 2014. Ms. Hahn joined us from Quirky Inc., where she served as Chief Strategy Officer/Chief Marketing Officer from September 2012 to December 2013. From 2003 to 2012, Ms. Hahn served as Chief Marketing Officer of Spirits Marque One LLC, makers of SVEDKA vodka and a division of Constellation Brands. From 1998 to 2001, Ms. Hahn served as Executive Vice President of J. Walter Thompson Company. Previously, Ms. Hahn was employed in various capacities by the William Morris Agency, Inc., Sony Electronics, Inc., Pepsi-Cola Company and DDB Needham Worldwide, Inc. From May 2000 until November 2014, Ms. Hahn served on the Board of Directors of The Hain Celestial Group, Inc. Ms. Hahn holds a B.A. degree in French Literature and Political Science from Wellesley College.
Katharine Lindemann has served as our Chief Operating Officer since August 2015. Prior to joining us, Ms. Lindemann served as the Chief Operating Officer at DAVIDsTea Inc. from May 2012 until September 2014. Prior to DAVIDsTea Inc., Ms. Lindemann served as Principal of KGL Consulting from May 2011 to May 2012, and as Senior Vice President, Store Operations at Savers, Inc. (Value Village) from May 2009 to May 2011. In addition, Ms. Lindemann spent 19 years at Starbucks Corporation in a variety of roles, most recently as the Senior Vice President, Starbucks Foodservice. Ms. Lindemann currently serves on the Board of Directors of Cambia Health Solutions. Ms. Lindemann holds a B.S. degree from Santa Clara University.
John McCabe has served as our Vice President, Finance since May 2014. Mr. McCabe joined us from ARIAD Pharmaceuticals, Inc. where he was Vice President and Chief Accounting Officer from May 2013 to May 2014. Previously, Mr. McCabe served as Vice President and Corporate Controller at Charles River Associates from June 2009 to May 2013. Previously, Mr. McCabe was the Director, Strategic Business Unit Controller at Biogen Inc. from 2007 until 2009. Mr. McCabe has also held positions at Performance Technologies, Inc., IP.com Inc. and Arthur Andersen LLP. Mr. McCabe earned an M.B.A. from the University of Massachusetts at Amherst and B.S. degrees in Accounting and Management Information Systems from Babson College.
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
Non-Employee Directors
Jeff Capello has been a member of our board of directors since April 2015. From July 2014 until June 2015, Mr. Capello served as the Executive Vice President and Chief Financial Officer of Ortho-Clinical Diagnostics, which was acquired by the Carlyle Group from Johnson & Johnson, with responsibility for global finance and business development. Prior to his role at Ortho-Clinical Diagnostics, Mr. Capello served as Chief Financial Officer and Executive Vice President of Boston Scientific from March 2010 to December 2013. At Boston Scientific, Mr. Capello was responsible for the worldwide management of Boston Scientific's finance, information systems, business development and corporate strategy functions. Mr. Capello joined Boston Scientific in June 2008 and served as Senior Vice President and Chief Accounting Officer until March 2010. Prior to joining Boston Scientific, he was the Senior Vice President and Chief Financial Officer with responsibilities for global finance and business development at PerkinElmer, Inc. from 2006 to 2008. Previously, he served as PerkinElmer's Vice President of Finance,

Corporate Controller, Treasurer and Chief Accounting Officer from 2001 to 2006. Prior to his tenure at PerkinElmer, Mr. Capello was a Partner at PricewaterhouseCoopers LLP, both in the United States and in the Netherlands. Mr. Capello is a board member of Ovascience, Inc. Previously, Mr. Capello was a member of the board of directors of Sirtris Pharmaceuticals, Inc., which was acquired by GlaxoSmithKline in 2008, and served as the Chair of its audit committee. Mr. Capello holds a B.S. degree in Business Administration from the University of Vermont and an M.B.A. degree from Harvard Business School. Mr. Capello is also a certified public accountant. We believe that Mr. Capello is qualified to serve on our board of directors due to his experience in the medical device and healthcare technology industries, his accounting background and his service on the boards of directors of other life sciences companies.
Peter Barton Hutt, L.L.B., L.L.M., has been a member of our board of directors since March 2014. Mr. Hutt is a senior counsel at the law firm of Covington & Burling LLP and has been an attorney with that firm since 1960. He served as Chief Counsel for the U.S. Food and Drug Administration from 1971 through 1975. Mr. Hutt is a member of the National Academy of Medicine of the National Academy of Sciences and teaches a course on Food and Drug Law each winter term at Harvard Law School. He co-authored the casebook used to teach Food and Drug Law and has published numerous papers on the subject. Mr. Hutt is a member of the board of directors of Q Therapeutics, Xoma Ltd., BIND Therapeutics, Inc., Seres Therapeutics, Inc. Concert Pharmaceuticals Inc., and several privately-held life sciences companies. During the last five years, Mr. Hutt also served as a member of the board of directors of Celera Genomics, DBV Technologies, Momenta Pharmaceuticals, Inc. and Ista Pharmaceuticals, Inc. Mr. Hutt received his B.A., magna cum laude, from Yale University, his L.L.B. from Harvard University and his L.L.M. from New York University. Mr. Hutt's qualifications to sit on the board include his 50 years of experience and expertise in food and drug regulation, including his service at the U.S. Food and Drug Administration and at Covington & Burling LLP, and his experience serving on other boards of directors in the biotechnology industry.
Marc Kozin has served as a member of our board of directors since October 2014. Mr. Kozin has been a Senior Advisor to L.E.K. Consulting, a global strategy consulting firm, since July 2011. Prior to that, Mr. Kozin served as president of L.E.K.'s North American practice for 15 years. Mr. Kozin currently serves as a member of the board of directors of UFP Technologies, Inc., Endocyte, Inc., OvaScience, Inc. and two privately-held companies, and he previously served on the board of directors of DYAX Corp. He also serves on the strategic advisory board for Healthcare Royalty Partners. Mr. Kozin holds a B.A., with distinction, in Economics from Duke University and an M.B.A., with distinction, from The Wharton School, University of Pennsylvania. We believe that Mr. Kozin is qualified to serve on our board due to his nearly 30 years of experience in corporate and business unit strategy consulting, merger and acquisition advisory services, and value management both domestically and internationally.
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
Robert Perez has served as member of our board of directors since September 2015. Mr. Perez is currently the Managing Partner of Vineyard Sound Advisors, LLC, a biopharmaceutical consulting firm. Mr. Perez was a member of the Board of Directors of Cubist Pharmaceuticals, Inc., or Cubist, from April 2014 until its purchase by Merck & Co., Inc. in January 2015. He was appointed Chief Executive Officer of Cubist on January 1, 2015 after having served in several senior positions at Cubist. Mr. Perez joined Cubist in August 2003 as Senior Vice President, Sales and Marketing, and led the launch of Cubicin (daptomycin for injection). He served as Executive Vice President and Chief Operating Officer from August 2007 to July 2012 and President and Chief Operating Officer from July 2012 to December 2014. Prior to joining Cubist, he served as Vice President of Biogen, Inc.'s CNS business unit from 2001 to 2003, where he was responsible for commercial leadership of an $800 million neurology business unit, and from 1995 to 2001 he held positions of increasing responsibility within Biogen's CNS commercial organization. From 1987 to 1995, Mr. Perez held various sales and marketing positions at Zeneca Pharmaceuticals. He currently serves on the board of directors of AMAG Pharmaceuticals, Inc., Zafgen, Inc, and Cidara Therapeutics, Inc. He previously served as a member of the board of directors of Epix Pharmaceuticals, Inc. Mr. Perez is a member of the board of directors of the Biomedical Science Careers Program, a member of the Board of Trustees at the Dana-Farber Cancer Institute, Inc., a member of the Board of College Bound Dorchester, and a member of the Board of Advisors of the Citizen School of Massachusetts. Mr. Perez received a B.S. from California State University, Los Angeles and an M.B.A. from the Anderson Graduate School of Management at the University of California, Los Angeles. Our board believes that Mr. Perez's twenty plus years of sales and marketing experience within the pharmaceutical and biotechnology industries has provided him with valuable commercial and operational experience, as well as leadership skills that are important to our board of directors.
Stuart Randle has served as a member of our board of directors since October 2014. Mr. Randle has served as the Chief Executive Officer of Ivenix, Inc. since January 2016. Previously Mr. Randle served as the Chief Executive Officer of GI Dynamics Inc. from 2004 through September 2014. Prior to GI Dynamics, Mr. Randle served as the President and Chief Executive Officer of ACT Medical, Inc. from 1998 to 2001. Prior to 1998, Mr. Randle was Corporate Vice President and responsible for the northeastern region of the United States for Allegiance Healthcare Corporation. Mr. Randle previously worked for Baxter Healthcare Corporation in various roles including President, New England region, General Manager of anesthesia, and various sales and marketing roles. Mr. Randle has also held various sales and engineering roles with Ingersoll-Rand Corporation. Mr. Randle is a member of the board of directors of Teleflex, Inc. and Beacon Roofing Supply, Inc. and previously served as a member of the board of directors of GI Dynamics Inc. from 2003 until November 2014. Mr. Randle earned an M.B.A. from The Kellogg Graduate School of Management at Northwestern University and a B.S. degree in Mechanical Engineering from Cornell University. We believe that Mr. Randle is qualified to serve on our board due to his over 20 years' experience in the life sciences industry in engineering, sales, marketing, senior management and leadership roles in developing companies and also divisions of major medical corporations, which enables him to provide valuable insights to the board of directors regarding a variety of business, management and technical issues.
John Sculley has served as a member of our board of directors since August 2014. Between 1983 and 1993, Mr. Sculley served as the Chief Executive Officer of Apple Computer, Inc. From 1978 to 1983, Mr. Sculley served as Chief Executive Officer of Pepsi-Cola Company. Since leaving Apple, Mr. Sculley has focused on investing in early stage companies as a venture capitalist and co-founder of several companies. Mr. Sculley currently serves on the board of directors of Pivot Technology Solutions. Mr. Sculley earned a Master of Business Administration degree from the Wharton School at the University of Pennsylvania and is a graduate of Brown University. We believe that Mr. Sculley is qualified to serve on our board due to his experience developing consumer brands and expertise in corporate leadership.
Michelle Stacy has served as a member of our board of directors since March 2016. As the former president of Keurig, Inc. and former vice president and general manager with Gillette/P&G, Ms. Stacy brings to the board of directors a wealth of experience leading consumer businesses and building global brands. During her five-year tenure at Keurig Inc., a division of Keurig Green Mountain, the company's revenue grew from $493 million in FY2008 to $4.3 billion for FY2013. Ms. Stacy sits on the Board of Directors of iRobot Corporation, Coravin Inc., Young Innovations Inc. and the nonprofit French Cultural Center. Ms Stacy is also a Director Advisor to The Cambridge Group (an AC Nielson Company) and is a professional speaker on leadership, innovation and growth. She received a M.S. in Management from J. L. Kellogg Graduate School of Management - Northwestern University, and a B.S. from Dartmouth College. We believe that Ms. Stacy is qualified to serve on our board given her broad marketing, senior management and leadership roles in consumer companies.
Board Composition
Our business and affairs are organized under the direction of our board of directors. The primary responsibilities of our board of directors are to provide oversight, strategic guidance, counseling and direction to our management. Our board of directors meets on a regular basis and additionally as required. Our board of directors has determined that all of our directors, other than Drs. MacKinnon and Westphal, are independent directors, as defined by Rule 5605(a)(2) of the NASDAQ Listing Rules.
Our board of directors is divided into three staggered classes, as follows:

•	Class I, which consists of Mr. Kozin, Dr. MacKinnon and Ms. Stacy, whose terms will expire at our annual meeting of stockholders to be held in 2016;

•	Class II, which consists of Messrs. Perez, Randle and Sculley, whose terms will expire at our annual meeting of stockholders to be held in 2017; and

•	Class III, which consists of Messrs. Capello and Hutt and Dr. Westphal, whose terms will expire at our annual meeting of stockholders to be held in 2018.

At each annual meeting of stockholders, the successors to directors whose terms then expire will serve until the third annual meeting following their election and until their successors are duly elected and qualified. The authorized size of our board of directors is currently nine members. The authorized number of directors may be changed only by resolution of the board of directors. Any additional directorships resulting from an increase in the number of directors will be distributed between the three classes so that, as nearly as possible, each class will consist of one-third of the directors. This classification of the board of directors may have the effect of delaying or preventing changes in our control or management. Our directors may be removed for cause by the affirmative vote of the holders of at least 66 2/3% of our voting stock.
Lead Independent Director
Our board of directors has appointed Mr. Randle to serve as our lead independent director. As lead independent director, Mr. Randle presides over periodic meetings of our independent directors and performs such additional duties as our board of directors may otherwise determine and delegate.
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
Meetings of the Board of Directors
Our board of directors met four times and took action by written consent five times during 2015. Each director attended 75% or more of the aggregate number of meetings of our board of directors and of the committees on which he or she served held during the portion of the last fiscal year for which he or she was a director or committee member.
Board Committees
Our board of directors has established an audit committee, a compensation committee and a nominating and corporate governance committee.
Audit Committee
Our audit committee consists of Messrs. Capello, Kozin and Randle. The audit committee met eight times during 2015 and took action by written consent one time during 2015. Our board of directors has determined that each of the members of our audit committee satisfies the NASDAQ Stock Market and SEC independence requirements. Mr. Capello serves as the chair of our audit committee. The functions of this committee include, among other things:

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
Our board of directors has determined that Mr. Capello qualifies as an audit committee financial expert within the meaning of SEC regulations and meets the financial sophistication requirements of the NASDAQ Listing Rules. In making this determination, our board has considered Mr. Capello's business background and previous experience. Both our independent registered public accounting firm and management periodically meet privately with our audit committee.
Compensation Committee
Our compensation committee consists of Messrs. Perez, Hutt and Randle. Mr. Randle serves as the chair of our compensation committee. Our compensation committee met five times during 2015 and did not take any action by written consent during 2015. Our board of directors has determined that each of the members of our compensation committee is a non-employee director, as defined in Rule 16b-3 promulgated under the Securities Exchange Act of 1934, as amended, or Exchange Act, is an outside director, as defined pursuant to Section 162(m) of the Internal Revenue Code of 1986, as amended, or the Code, and satisfies the NASDAQ Stock Market independence requirements. The functions of this committee include, among other things:

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
Compensation Committee Processes and Procedures
Typically, our compensation committee meets quarterly and with greater frequency if necessary, and meets regularly in executive session. The Chief Executive Officer does not participate in, and is not present during, any deliberations or determinations of our compensation committee regarding his compensation or his individual performance. The charter of our compensation committee grants our compensation committee full access to our books, records, facilities and personnel, as well as authority to obtain, at our expense, advice and assistance from internal and external legal, accounting or other advisors and consultants and other external resources that our compensation committee considers necessary or appropriate in the performance of its duties.
Historically, our compensation committee has met at one or more meetings held during the first and fourth quarters of the year to discuss and, if appropriate, make recommendations to our board of directors regarding, annual compensation adjustments, annual bonuses, annual equity awards, and new performance objectives. For all executives, as part of its deliberations, our compensation committee may review and consider, as appropriate, materials such as financial reports and projections, operational data, executive stock ownership information, company stock performance data, analyses of historical executive compensation levels and current company-wide compensation levels, compensation surveys, and recommendations of any compensation consultant, if applicable.

Generally, our compensation committee has designed our overall executive compensation program to achieve the following objectives:

•	attempt to attract and retain talented and experienced executives;

•	motivate and reward executives whose knowledge, skills and performance are critical to our success;

•
provide a competitive compensation package that aligns the interests of our executive officers and stockholders by including a significant variable component which is weighted toward performance-based rewards;

•	ensure fairness among executive officers by recognizing the contributions each executive makes to our success; and

•	foster a shared commitment among executives by aligning their individual goals with our corporate goals and the creation of stockholder value.

Our compensation committee retained an independent compensation consultant, Pearl Meyer & Partners, or Pearl Meyer, in 2015 to assist our compensation committee in developing our overall executive and director compensation programs for 2015, including base pay, bonus percentage, severance and equity awards. To assist in determining executive compensation in 2015, Pearl Meyer and our compensation committee reviewed a peer group of publicly traded companies in the biotechnology industry at a stage of development, market capitalization and size comparable to ours, which companies our compensation committee believed were generally comparable to our company and against which our compensation committee believed we competed for executive talent. In addition, with respect to Marina Hahn's compensation, Pearl Meyer and our compensation committee reviewed publicly traded consumer companies with a profile comparable to ours.

The specific determinations of our compensation committee with respect to executive compensation for fiscal 2015 are described in greater detail in the Executive Compensation section of this Annual Report on Form 10-K.
Nominating and Corporate Governance Committee
Our nominating and corporate governance committee consists of Messrs. Hutt and Sculley. The nominating and corporate governance committee did not meet during 2015 but took action by written consent four times during 2015. Our board of directors has determined that each member of this committee satisfies the NASDAQ Stock Market independence requirements. Mr. Hutt serves as the chair of our nominating and corporate governance committee. The functions of this committee include, among other things:

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
Procedures for Stockholders to Recommend Director Nominees
Our nominating and corporate governance committee will consider director candidates recommended by stockholders. Our nominating and corporate governance committee does not intend to alter the manner in which it evaluates candidates based on whether or not the candidate was recommended by a stockholder. Stockholders who wish to recommend individuals for consideration by our nominating and corporate governance committee to become nominees for election to our board may do so by delivering a written recommendation to our nominating and corporate governance committee at the following address: 800 Boylston Street, 24th Floor, Boston, Massachusetts 02199, Attn: Secretary, no later than the 90th day and no earlier than the 120th day prior to the one year anniversary of the preceding year's annual meeting. Submissions must include (1) the name and address of the stockholder on whose behalf the submission is made; (2) number of shares that are owned beneficially by such stockholder as of the date of the submission; (3) the full name of the proposed candidate; (4) description of the proposed candidate is business experience for at least the previous five years; (5) complete biographical information for the proposed candidate; (6) a description of the proposed candidate is qualifications as a director and (7) any other information required by our amended and restated bylaws. We may require any proposed nominee to furnish such other information as we may reasonably require to determine the eligibility of such proposed nominee to serve as an independent director or that could be material to a reasonable stockholder's understanding of the independence, or lack thereof, of such proposed nominee.
Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, requires our directors and executive officers, and persons who own more than ten percent of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of our company. Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.
To the best of our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, during the fiscal year ended December 31, 2015, all of our officers, directors and greater than ten percent beneficial owners complied with all Section 16(a) filing requirements applicable to them, except for Marina Hahn, Katharine Lindemann and Robert Perez, each of whom filed one Form 4 five business days after the applicable deadline.
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

PART III

Item 11.     Executive Compensation
Our named executive officers for the period ending December 31, 2015, which consist of our principal executive officer and the two other most highly compensated executive officers who were serving as executive officers as of December 31, 2015, are:

•	Christoph Westphal, M.D., Ph.D., our President, Chief Executive Officer and Chairman of the Board;

•	Marina Hahn, our President, Consumer

•	Thomas Wessel, M.D., Ph.D., our Chief Medical Officer
Summary Compensation Table
The following table provides information regarding the compensation provided during the year ending December 31, 2015 and during the period from February 26, 2014 (inception) to December 31, 2014 to our named executive officers:

Name and Principal Position	Year	Salary ($)	Bonus ($)(1)	Option Awards ($)(2)	Stock Awards ($)(3)	Non-Equity Incentive Plan Compensation ($)(4)	All Other Compensation ($)		Total ($)
Christoph Westphal, M.D., Ph.D., President, Chief Executive Officer, Chairman of the Board(5)	2015	$459,000	$—	$—	$—	$218,025	$19,832	(8)	$696,857
	2014	$337,500	$—	$—	$375,804	$172,603	$—		$885,907
Marina Hahn(6) President, Consumer	2015	$340,500	$—	$1,096,170	$—	$154,470	$10,602	(9)	$1,601,742
	2014	$76,154	$100,000	$703,379	$—	$34,027	$—		$913,560
Thomas Wessel, M.D., Ph.D. Chief Medical Officer(7)	2015	$395,000	$—	$1,158,266	$—	$150,100	$10,432	(10)	$1,713,798
	2014	$4,558	$55,000	$—	$—	$—	$—		$59,558

(1)	Amounts shown represent a $100,000 signing bonus paid to Ms. Hahn and a $55,000 signing bonus paid to Mr. Wessel under the terms of their offer letters.

(2)
In accordance with SEC rules, this column reflects the aggregate grant date fair value of the option awards granted during the respective fiscal years computed in accordance with ASC 718. Assumptions used in the calculation of these amounts are included in Note 11 to our consolidated financial statements.

(3)
In accordance with SEC rules, this column reflects the aggregate grant date fair value of the restricted common stock awards granted during the respective fiscal years. Discussion of restricted common stock is included in Note 10 to our consolidated financial statements.

(4)	Amounts shown represent annual performance‑based bonuses for 2014 and 2015. For more information see “Annual Performance‑Based Bonus Opportunity” below.

(5)
Dr. Westphal joined us as our President and Chief Executive Officer on April 9, 2014 at an annual salary of $450,000. Amounts shown for the period beginning on February 26, 2014 (inception) and ending on December 31, 2014 represent the compensation earned by Dr. Westphal from his April 9, 2014 start date through December 31, 2014.

(6)
Ms. Hahn joined us as our President, Consumer on September 30, 2014 at an annual salary of $300,000. Amounts shown for the period beginning on February 26, 2014 (inception) and ending on December 31, 2014 represent the compensation earned by Ms. Hahn from her September 30, 2014 start date through December 31, 2014.

(7)
Dr. Wessel joined us as our Chief Medical Officer on December 29, 2014 at an annual salary of $395,000. Amounts shown for the period beginning on February 26, 2014 (inception) and ending on December 31, 2014 represent the compensation earned by Dr. Wessel from his December 29, 2014 start date through December 31, 2014.

(8)
Amounts consist of: (i) $700 for long-term disability premiums and a $582 related tax gross up, (ii) $7,950 of matching contributions defined in our 401(k) plan and (iii) $10,600 for reimbursement of monthly telecommunications charges. For more information regarding these benefits, see below under "Perquisites, Health, Welfare and Retirement Benefits."

(9)
Amounts consist of: (i) $700 for long-term disability premiums and a $752 related tax gross up, (ii) $7,950 of matching contributions defined in our 401(k) plan and (iii) $1,200 paid as an allowance for cell phone costs. For more information regarding these benefits, see below under "Perquisites, Health, Welfare and Retirement Benefits."

(10)
Amounts consist of: (i) $700 for long-term disability premiums and a $582 related tax gross up, (ii) $7,950 of matching contributions defined in our 401(k) plan and (iii) $1,200 paid as an allowance for cell phone costs. For more information regarding these benefits, see below under "Perquisites, Health, Welfare and Retirement Benefits."

Annual Base Salary
Base salaries are intended to provide a fixed level of compensation for our executive officers that is commensurate with their responsibilities and competitive market conditions. When considered in combination with other elements of our executive compensation, we believe our base salaries are sufficient to attract and retain an effective management team.
The compensation of our named executive officers is generally determined and approved by our board of directors or the compensation committee. Our compensation committee approved the following 2015 base salaries for our named executive officers, which became effective on January 1, 2015:

Name	2015 Base Salary
Christoph Westphal, M.D., Ph.D.	$459,000
Marina Hahn	$306,000
Thomas Wessel, M.D., Ph.D.	$395,000

In July 2015, we entered into an amendment to Ms. Hahn's offer letter increasing her base salary to $375,000. In December 2015, following the recommendation of our compensation committee, our board of directors approved a 3% increase to the base salaries of eligible employees, including our named executive officers. This salary increase became effective on January 1, 2016.
Annual Performance-Based Bonus Opportunity
In addition to base salaries, our named executive officers are eligible to receive annual performance-based cash bonuses, which are designed to provide appropriate incentives to our executives to achieve defined annual corporate goals and to reward our executives for individual achievement towards these goals. The annual performance-based bonus that each executive officer is eligible to receive is set out in the individual's offer letter and will be based on the individual's target bonus, as a percentage of base salary, or target bonus percentage, and the extent to which we achieve the corporate goals and the executive achieves his or her personal goals, if any, established for each year. The actual performance-based bonus paid to each executive, if any, is calculated by multiplying the executive's annual base salary, target bonus percentage, and the percentage attainment of the corporate goals and personal goals, if any, established for such year with respect to the executive and is prorated for the duration of employment for that year. There is no minimum bonus percentage or amount established for the named executive officers and, as a result, the bonus amounts vary from year to year based on corporate and individual performance as well as our compensation committee's evaluation of other factors it deems relevant in determining annual bonuses.
The corporate goals are determined by our compensation committee, reviewed by our board of directors and comprised of our most important annual corporate goals and various business accomplishments, which vary from time to time depending on our overall strategic objectives. At the end of the year or the beginning of the following year, our compensation committee reviews our performance against each corporate goal, and approves the extent to which we achieved each such goal. Our compensation committee may award a bonus in an amount above or below the amount that would otherwise be associated with the degree of goal achievement, based on factors our compensation committee determines are material to our corporate performance and provide appropriate incentives to our executives, including events or circumstances that arise after the original corporate goals are set.
For 2015, each of our named executive officer's bonuses were entirely dependent upon our achievement of our corporate goals. Our corporate objectives for 2015 were related to identifying an initial drug product candidate, initiating and completing clinical studies, developing our first consumer product, establishing marketing plans and commercialization plans for our consumer product launch and ensuring our financial stability. Each named executive officer was eligible to receive up to 150% of their target bonus. Our compensation committee concluded that 95% of our 2015 corporate objectives had been achieved and, in January 2016, we paid each of our named executive officers 95% of their target bonus. In determining that we had achieved 95% of the 2015 corporate goals for purposes of the 2015 annual performance-based bonuses, our compensation committee considered the substantial progress made by our research and development group identifying a lead drug product candidate and completing our clinical studies, the efforts of our consumer group preparing for the launch of our consumer product, and the success of our capital-raising and financial discipline efforts during 2015.
Each named executive officer's 2015 target bonus percentage and actual bonus amount paid are set forth below:

Name	Target bonus (% of base salary)	2015 Bonus Amount
Christoph Westphal, M.D., Ph.D.	50%	$218,025
Marina Hahn	50%	$154,470
Thomas Wessel, M.D., Ph.D.	40%	$150,100

Equity-Based Incentive Awards
Our equity-based incentive awards are designed to align our longer-term interests and the longer-term interests of our shareholders with those of our employees and consultants, including our named executive officers. Our board of directors, following the recommendation of our compensation committee, is responsible for approving equity grants. We have generally granted stock options to our named executive officers and employees as incentive compensation because we believe in using equity compensation to reward our named executive officers and other employees for stock price appreciation; however, we entered into a restricted stock purchase agreement and a restricted stock award agreement with Dr. Westphal in connection with and shortly after our formation. Vesting of equity awards is generally tied to continuous service with us and serves as an additional retention measure. We anticipate awarding to our executives an initial equity grant upon commencement of employment. Additional grants may occur periodically in order to specifically incent executives with respect to achieving certain corporate goals or to reward executives for exceptional performance.
During 2015, we did not grant Dr. Westphal any equity-based incentive awards.
On November 11, 2015, the board of directors granted Ms. Hahn an option to purchase 150,000 shares of common stock at an exercise price of $11.05 per share. Vesting of the shares subject to this option are based on performance criteria for which the SEC has afforded confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934, as amended. For additional information, see the section below titled “- Potential Payments Upon Termination or Change of Control.”
On January 7, 2015, in connection with the commencement of Dr. Wessel's employment, our board of directors granted Dr. Wessel an option to purchase 163,136 shares of common stock at an exercise price of $10.79 per share. Dr. Wessel's options are subject to a four year vesting schedule subject to his continued service and also include an early exercise provision pursuant to which Dr. Wessel may exercise a portion of his options in advance of their vesting. For additional information, see the section below titled "- Potential Payments Upon Termination or Change of Control."
Agreements with our Executive Officers
Below are written descriptions of our offer letters with our named executive officers.
Christoph Westphal, M.D., Ph.D.    We entered into an Executive Employment Agreement with Dr. Westphal in May 2015, which replaced Dr. Westphal's offer letter. Pursuant to his employment agreement, Dr. Westphal will receive an annual base salary of $459,000, subject to increase by the board of directors, and is eligible for an annual bonus that targets 50% of his annualized base salary based upon an assessment of Dr. Westphal's performance and the attainment of targeted goals established by the board of directors. The assessment of Dr. Westphal's performance and the achievement of goals will be determined in the sole discretion of the board of directors. In the event that he is terminated without cause or resigns for good reason, Dr. Westphal is entitled to certain additional severance and change of control benefits pursuant to his restricted stock agreements and his employment agreement, the terms of which are described below under "— Potential Payments Upon Termination or Change of Control."
Marina Hahn.    We entered into an offer letter with Ms. Hahn in September 2014, which was amended in May 2015 and further amended in July 2015. The offer letter provides for an annual base salary of $375,000, subject to increase by the board of directors, and that Ms. Hahn is eligible for an annual bonus based on company and individual performance. The target amount of Ms. Hahn's annual performance bonus equals 50% of her annual base salary and will be based on parameters determined by the board of directors after consultation with Ms. Hahn. Pursuant to the July 2015 amendment, Ms. Hahn was granted an option to purchase 150,000 shares of our common stock on November 11, 2015, which vest based on performance criteria for which the SEC has afforded confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934, as amended. Under Ms. Hahn's offer letter, if Ms. Hahn is terminated without cause or resigns for good reason, Ms. Hahn will be entitled to severance benefits and payments upon a change of control, the terms of which are described below under "— Potential Payments Upon Termination or Change of Control."
Thomas Wessel, M.D., Ph.D.    We entered into an offer letter with Dr. Wessel in December 2014, which was amended in May 2015. The offer letter provides for an annual base salary of $395,000, subject to increase by the board of directors, and that Dr. Wessel is eligible for an annual bonus based on company and individual performance. The target amount of Dr. Wessel's annual performance bonus equals 40% of his annual base salary and will be based on parameters determined by the board of directors. Pursuant to his offer letter, Dr. Wessel was granted an option to purchase 163,136 shares of our common stock, which vests over a four year period, with 25% vesting on December 29, 2015 and the remaining shares vesting ratably each month thereafter. Under Dr. Wessel's offer letter, if Dr. Wessel is terminated without cause or resigns for good reason, Dr. Wessel will be entitled to severance benefits and payments upon a change of control, the terms of which are described below under "— Potential Payments Upon Termination or Change of Control."
Restrictive Covenant Agreements. In connection with entering into offer letters with the Company, each of our named executive officers entered into an Employee Non‑Solicitation, Non‑Competition, Confidential Information and Inventions Assignment Agreement with us, or the Restrictive Covenant Agreement, each of which became effective upon signing. Under the Restrictive Covenant Agreement, the named executive officer generally is subject to: (1) a perpetual covenant not to disclose or use any of our or third‑party confidential information (except under limited circumstances); (2) an invention disclosure and assignment provision pursuant to which he or she agrees to assign to us (and will cooperate with us to enforce) all his or her rights, title, and interest in and to any and all inventions (and intellectual property rights with respect thereto) made, conceived, reduced to practice or learned by him or her, either alone or with others, during his or her employment with us; (3) a non‑competition provision pursuant to which he or she has agreed not to compete with any competing organization during employment and for 12 months thereafter; (4) a non‑solicitation provision pursuant to which he or she has agreed not to solicit any of our employees, independent contractors or consultants to terminate his, her or its relationship with us during employment and for 12 months thereafter; and (5) a covenant to return all company property to us upon any termination employment or upon our request. In addition, each named executive officer has agreed to indemnify us and certain other parties, for all verdicts, judgments, settlements and other losses incurred by us in the event we are the subject of any legal action resulting from the breach of any of the named executive officer’s obligations under the Restrictive Covenant Agreement, as well as any reasonable attorneys’ fees and costs if the plaintiff is the prevailing party in any such action.
Potential Payments Upon Termination or Change of Control
Regardless of the manner in which a named executive officer’s service terminates, the named executive officer is entitled to receive amounts earned during his or her term of service, including salary and unused vacation pay.
Under his employment agreement, in the event that he is terminated without cause or resigns for good reason prior to a change in control (each as defined in his employment agreement), Dr. Westphal will be entitled to severance in the form of salary continuation for twelve months at his then-current base salary. In the event that he is terminated without cause or resigns for good reason during the period beginning 30 days prior to and ending twelve (12) months following a change in control, Dr. Westphal will be entitled to severance in the form of salary continuation for twelve months at his then-current base salary and the target bonus payment for the year in which the termination occurs.
Under Dr. Westphal's restricted stock purchase agreements, we may only exercise our repurchase rights with respect to unvested shares of common stock if Dr. Westphal's employment is terminated by us for cause or Dr. Westphal terminates his employment for any reason (each as defined in his restricted stock purchase agreements), in each case, within 90 days of such termination. In addition, Dr. Westphal's shares shall vest with respect to all of the shares held by Dr. Westphal in the event he is terminated by us without cause or due to his death or disability, or upon the occurrence of a corporate transaction (as defined in his restricted stock purchase agreements).
Under Ms. Hahn's offer letter, if Ms. Hahn is terminated without cause or resigns for good reason (each as defined in her offer letter), Ms. Hahn will be entitled to severance in the form of salary continuation for nine months at her then-current base salary and we will pay, for up to nine months, that portion of the COBRA premiums that we paid prior to such termination. Additionally, if during the period beginning 30 days prior to and ending 12 months following a change of control (as defined in her offer letter), we terminate Ms. Hahn's employment other than for cause or Ms. Hahn terminates her employment for good reason, then 100% of the shares of common stock subject to Ms. Hahn's stock options shall automatically vest except for any options that were forfeited prior to the change of control.
Under Dr. Wessel's offer letter, if Dr. Wessel is terminated without cause or resigns for good reason (each as defined in his offer letter), Dr. Wessel will be entitled to severance in the form of salary continuation for nine months at his then-current base salary and we will pay, for up to nine months, that portion of the COBRA premiums that we paid prior to such termination. Additionally, upon a change of control (as defined in his offer letter), 50% of the shares of common stock subject to Dr. Wessel's stock options shall automatically vest. Further, if during the period beginning 30 days prior to and ending 12 months following a change of control, we terminate Dr. Wessel's employment other than for cause or Dr. Wessel terminates his employment for good reason, then 100% of the shares of common stock subject to Dr. Wessel's options shall automatically vest.
Outstanding Equity Awards at December 31, 2015
The following table sets forth certain information regarding outstanding equity awards granted to our named executive officers that remain outstanding as of December 31, 2015.

		Option Awards(1)				Stock Awards		Equity Incentive Plan Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price Per Share(2)	Option Expiration Date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)	Number of unearned shares that have not vested (#)	Market value of unearned shares that have not vested ($)
Christoph Westphal, M.D., Ph.D.	3/5/2014	—	—	—	—	1,331,879(3)	16,581,894(4)
	4/9/2014	—	—	—	—			253,697(3)	3,158,528(4)
Marina Hahn	10/15/2014	179,497(5)	69,358(5)	$4.28	10/15/2024
	11/11/2015	-	150,000(6)	$11.05	11/11/2025
Thomas Wessel, M.D., Ph.D.	1/7/2015	98,274(7)	27,798(7)	$10.79	1/7/2025

(1)
All of the option awards listed in the table above were granted under the 2014 Plan or the 2015 Plan, the terms of which are described below under "— Equity Benefit Plans." Except as otherwise indicated, each option award becomes exercisable as it becomes vested and all vesting is subject to the executive's continuous service with us through the vesting dates.

(2)
All of the option awards listed in the table above were granted with a per share exercise price equal to the fair market value of one share of our common stock on the date of grant, as determined in good faith by our board of directors.

(3)
The shares vest at the rate of 1/4th of the total number of shares on the date of issuance, with 1/48th of the shares vesting monthly over four years measured from February 26, 2014, and subject to vesting acceleration as described above under "— Potential Payments Upon Termination or Change of Control."

(4)	Computed based on the fair market value of a share of our common stock as of December 31, 2015, which was $12.45.

(5)
The option vests at the rate of 1/4th of the total number of shares subject to the option one year after September 30, 2014, with 1/48th of the shares vesting monthly thereafter over the next three years. The option is subject to vesting acceleration as described above under “- Potential Payments Upon Termination or Change of Control.” Notwithstanding the vesting schedule of Ms. Hahn’s option, Ms. Hahn’s Stock Option Grant Notice provides that 156,378 shares were exercisable as of the date of grant and an additional 23,119 shares are exercisable on January 1 of each year beginning in 2015 and ending in 2018.

(6)	The option vests based on performance criteria for which the SEC has afforded confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934, as amended.

(7)
The option vests at the rate of 1/4th of the total number of shares subject to the option one year after December 29, 2014, with 1/48th of the shares vesting monthly thereafter over the next three years. Notwithstanding the vesting schedule of Dr. Wessel's option, Dr. Wessel's Stock Option Grant Notice provides that 135,338 shares were exercisable as of the date of grant and an additional 9,266 shares are exercisable on January 1 of each year beginning in 2016 and ending in 2018. On January 15, 2015, Dr. Wessel exercised 37,064 options.

Perquisites, Health, Welfare and Retirement Benefits
Our named executive officers are eligible to participate in our employee benefit plans, including our medical and dental insurance plans, in each case on the same basis as all of our other employees. We provide a 401(k) plan to our employees, including our named executive officers, as discussed in the section below entitled "— 401(k) Plan."
We generally do not provide perquisites or personal benefits to our named executive officers, except in certain limited circumstances. We do, however, pay the premiums for group term life insurance and long-term disability benefits (and, with respect to long-term disability benefits, we provide a tax gross up relating to such payment) for all of our employees, including our named executive officers. We also reimburse our employees, including our named executive officers, for approximately 90% of their health and dental premiums, pay each of our employees, other than Dr. Westphal, a $100 monthly allowance for cell phone costs, and, with respect to Dr. Westphal, reimburse his monthly telecommunications charges.

401(k) Plan
We maintain a tax-qualified retirement plan that provides eligible U.S. employees with an opportunity to save for retirement on a tax advantaged basis. Eligible employees are able to defer eligible compensation up to certain Code limits, which are updated annually. In January 2015, we began making matching contributions equal to 100% of the first 3% of the eligible compensation that an employee contributes to the 401(k) Plan, up to the maximum amount allowed by the Code. Pre-tax contributions by employees and any employer contributions that we make to the 401(k) Plan and the income earned on those contributions are generally not taxable to employees until withdrawn. Employee contributions are allocated to each participant's individual account and are then invested in selected investment alternatives according to the participants' directions. Employees are immediately and fully vested in their own contributions. The 401(k) plan is intended to be qualified under Section 401(a) of the Code, with the related trust intended to be tax exempt under Section 501(a) of the Code. As a tax-qualified retirement plan, contributions to the 401(k) plan are deductible by us when made, and contributions and earnings on those amounts are not taxable to the employees until withdrawn or distributed from the 401(k) plan.
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
Share Reserve. The aggregate number of shares of our common stock that may be issued pursuant to stock awards under the 2015 plan is the sum of (i) 1,711,965, plus (iii) any shares subject to outstanding stock options or other stock awards that would have otherwise returned to our 2014 plan (such as upon the expiration or termination of a stock award prior to vesting). Additionally, the number of shares of our common stock reserved for issuance under our 2015 plan will automatically increase on January 1 of each year, through and including January 1, 2025, by 4% of the total number of shares of our capital stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares determined by our board of directors. The maximum number of shares that may be issued upon the exercise of ISOs under our 2015 plan is 5,919,390 shares.
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

If a stock award granted under the 2015 plan expires or otherwise terminates without being exercised in full, or is settled in cash, the shares of our common stock not acquired pursuant to the stock award again will become available for subsequent issuance under the 2015 plan. In addition, the following types of shares under the 2015 plan may become available for the grant of new stock awards under the 2015 plan: (1) shares that are forfeited to or repurchased by us prior to becoming fully vested; (2) shares withheld to satisfy income or employment withholding taxes; or (3) shares used to pay the exercise or purchase price of a stock award. Shares issued under the 2015 plan may be previously unissued shares or reacquired shares bought by us on the open market. As of March 4, 2016, stock awards covering a total of 1,331,799 shares of our common stock have been issued under the 2015 plan.
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

(24) cash flow; (25) cash flow per share; (26) share price performance; (27) debt reduction; (28) implementation or completion of projects or processes (including, without limitation, clinical trial initiation, clinical trial enrollment, clinical trial results, new and supplemental indications for existing products, regulatory filing submissions, regulatory filing acceptances, regulatory or advisory committee interactions, regulatory approvals and product supply); (29) user satisfaction; (30) stockholders' equity; (31) capital expenditures; (32) debt levels; (33) operating profit or net operating profit; (34) workforce diversity; (35) growth of net income or operating income; (36) billings; (37) bookings; (38) the number of users, including but not limited to unique users; (39) employee retention; (40) initiation of phases of clinical trials and/or studies by specific dates; (41) patient enrollment rates; (42) budget management; (43) submission to, or approval by, a regulatory body (including, but not limited to the FDA of an applicable filing or a drug product candidate; (44) regulatory milestones; (45) progress of internal research or clinical programs; (46) progress of partnered programs; (47) partner satisfaction; (48) timely completion of clinical trials; (49) submission of INDs and NDAs and other regulatory achievements; (50) research progress, including the development of programs; (51) strategic partnerships or transactions (including in-licensing and out-licensing of intellectual property, and (52) to the extent that an award is not intended to comply with Section 162(m) of the Code, other measures of performance selected by our board of directors.
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
2014 Equity Incentive Plan
Our board of directors and our stockholders approved our 2014 Equity Incentive Plan, or the 2014 Plan, which became effective in March 2014. Through December 31, 2015, there were outstanding stock awards covering a total of 1,037,318 shares that were granted under our 2014 plan. No additional awards will be granted under the 2014 Plan, and all awards granted under the 2014 Plan that are repurchased, forfeited, expire, are cancelled or otherwise not issued will become available for grant under the 2015 plan in accordance with its terms.
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
Share Reserve. The ESPP authorizes the issuance of 354,569 shares of our common stock pursuant to purchase rights granted to our employees or to employees of any of our designated affiliates. The number of shares of our common stock reserved for issuance will automatically increase on January 1 of each calendar year through January 1, 2025 by the least of (a) 1% of the total number of shares of our common stock outstanding on December 31 of the preceding calendar year, (b) 233,508 shares, or (c) a number determined by our board of directors that is less than (a) and (b). The ESPP is intended to qualify as an “employee stock purchase plan” within the meaning of Section 423 of the Code. As of the date hereof, no shares of our common stock have been purchased under the ESPP.
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
The following table sets forth in summary form information concerning the compensation that we paid or awarded during fiscal year ended December 31, 2015 to each of our non-employee directors:

Name(1)	Fees Earned or Paid in Cash	Option Awards(4)		All Other Compensation		Total
Jeffrey Capello	$41,250	$335,000	(5)	$—		$376,250
Peter Barton Hutt	$49,729	$108,800	(6)	$—		$158,529
Stephen Kraus(2)	$—	$—		$—		$—
Marc Kozin	$48,250	$108,800	(7)	$—		$157,050
Roderick MacKinnon, M.D.	$34,111	$108,800	(8)	$107,500	(12)	$250,411
Robert Perez	$13,288	$141,658	(9)	$—		$154,946
Stuart Randle	$87,808	$108,800	(10)	$—		$196,608
John Sculley	$43,238	$108,800	(11)	$—		$152,038
Michelle Stacy(3)	$—	$—		$—		$—

(1)
Dr. Westphal was an employee director during 2015 and his compensation is fully reflected in the "— Summary Compensation Table" above. Dr. Westphal did not receive any compensation in 2015 for services provided as a member of our board of directors.

(2)	Mr. Kraus resigned from our board of directors on January 27, 2015.

(3)
Ms. Stacy joined our board of directors in March 2015. Because Ms. Stacy was not a member of our board of directors during 2015, Ms. Stacy did not receive any compensation related to her board membership.

(4)
In accordance with SEC rules, this column reflects the aggregate grant date fair value of the option awards granted during the respective fiscal year computed in accordance with ASC 718. Assumptions used in the calculation of these amounts are included in Note 11 to our consolidated financial statements.

(5)	Represents the grant date fair value associated with an option to purchase 30,000 shares of our common stock at an exercise price of $17.43 per share.

(6)	Represents the grant date fair value associated with an option to purchase 10,000 shares of our common stock at an exercise price of $17.43 per share.

(7)	Represents the grant date fair value associated with an option to purchase 10,000 shares of our common stock at an exercise price of $17.43 per share.

(8)	Represents the grant date fair value associated with an option to purchase 10,000 shares of our common stock at an exercise price of $17.43 per share.

(9)	Represents the grant date fair value associated with an option to purchase 20,000 shares of our common stock at an exercise price of $11.05 per share.

(10)	Represents the grant date fair value associated with an option to purchase 10,000 shares of our common stock at an exercise price of $17.43 per share.

(11)	Represents the grant date fair value associated with an option to purchase 10,000 shares of our common stock at an exercise price of $17.43 per share.

(12)	Represents $90,000 of fees paid to Dr. MacKinnon during 2015 for his services as co-chair of our scientific advisory board pursuant to a scientific advisory board agreement, as well as $17,500 for payment of travel and entertainment expenses.
Effective on January 28, 2015, our board of directors adopted a new compensation policy that became applicable to all of our non-employee directors. The policy was subsequently revised by the board of directors, upon the recommendation of our compensation committee, on June 29, 2015. The compensation policy, as revised, provides that each such non-employee director will receive the following compensation for service on our Board of Directors:

•	an annual cash retainer of $40,000;

•	an additional cash retainer of $50,000 for our lead independent director;

•	an additional annual cash retainer of $7,500 for service as a member of the audit committee or $15,000 for service as chair of the audit committee;

•	an additional annual cash retainer of $5,000 for service as a member of the compensation committee or $10,000 for service as chair of the compensation committee;

•
an additional annual cash retainer of $3,500 for service as a member of the nominating and corporate governance committee or $7,500 for service as chair of the nominating and corporate governance committee;

•
upon first joining our board of directors, an initial grant of an option to purchase 20,000 shares of our common stock vesting monthly over a period of three years measured from the date of such grant (or such other date as our board of directors shall otherwise determine); and

•
for each non-employee director whose term continues on the date of our annual meeting each year, an annual grant of an option to purchase 10,000 shares of our common stock vesting in monthly installments over one year following the grant date.

The options will be granted under our 2015 plan, the terms of which are described in more detail above under “-Equity Benefit Plans - 2015 Equity Incentive Plan.”
Compensation Committee Interlocks and Insider Participation
We have established a compensation committee which has and will make decisions relating to compensation of our executive officers. Our board of directors has appointed Messrs. Randle, Hutt and Perez to serve on the compensation committee. Neither of these individuals has ever been an executive officer or employee of ours. None of our executive officers currently serves, or has served during the last completed fiscal year, on the compensation committee or board of directors of any other entity that has one or more executive officers serving as a member of our board of directors or compensation committee.

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The following table sets forth information regarding beneficial ownership of our common stock as of March 4, 2016 by:

•	each person, or group of affiliated persons, known by us to beneficially own more than 5% of our common stock;

•	each of our directors;

•	each of our executive officers; and

•	all of our current executive officers and directors as a group.
Information with respect to beneficial ownership has been furnished by each director, officer or beneficial owner of more than 5% of our common stock. We have determined beneficial ownership in accordance with the rules of the SEC. These rules generally attribute beneficial ownership of securities to persons who possess sole or shared voting power or investment power with respect to those securities. In addition, the rules include shares of common stock issuable pursuant to the exercise of stock options or warrants that are either immediately exercisable or exercisable on or before May 3, 2016, which is 60 days after March 4, 2016. These shares are deemed to be outstanding and beneficially owned by the person holding those options or warrants for the purpose of computing the percentage ownership of that person, but they are not treated as outstanding for the purpose of computing the percentage ownership of any other person. Unless otherwise indicated, the persons or entities identified in this table have sole voting and investment power with respect to all shares shown as beneficially owned by them, subject to applicable community property laws.
Percentage of beneficial ownership is based on 17,954,774 shares of common stock outstanding as of March 4, 2016. Except as otherwise noted below, the address for each person or entity listed in the table is c/o Flex Pharma, Inc., 800 Boylston Street, 24th Floor, Boston, MA 02199.

Name of beneficial owner	Number of shares beneficially owned	Percentage of shares beneficially owned

5% or greater stockholders
Longwood Fund II, L.P.(1)	2,697,264	15.02%
Directors and executive officers
Jeffrey Capello(2)	15,555	*
Peter Barton Hutt(3)	37,520	*
Marc Kozin(4)	25,968	*
Roderick MacKinnon, M.D.(5)	450,819	2.51%
Robert Perez(6)	4,444	*
Stuart Randle(7)	21,468	*
John Sculley(8)	79,664	*
Michelle Stacy	—	*
Christoph Westphal, M.D., Ph.D.(9)	3,925,248	21.86%
Marina Hahn(10)	202,616	1.13%
Thomas Wessel, M.D., Ph.D.(11)	144,604	*
All directors and executive officers as a group (total of 15 persons)(12)	7,605,170	41.02%

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

(2)	Represents shares of common stock issuable upon the exercise of options exercisable within 60 days of March 4, 2016.

(3)	Includes 11,675 shares of common stock and 25,845 shares of common stock issuable upon the exercise of options exercisable within 60 days of March 4, 2016.

(4)	Includes 4,500 shares of common stock and 21,468 shares of common stock issuable upon the exercise of options exercisable within 60 days of March 4, 2016.

(5)	Includes 421,277 shares of common stock and 29,542 shares of common stock issuable upon the exercise of options exercisable within 60 days of March 4, 2016.

(6)	Represents shares of common stock issuable upon the exercise of options exercisable within 60 days of March 4, 2016.

(7)	Represents shares of common stock issuable upon the exercise of options exercisable within 60 days of March 4, 2016.

(8)
Includes 54,402 shares of common stock held by John and Diane Sculley, Tenants in the Entirety and 25,262 shares of common stock issuable upon the exercise of options exercisable within 60 days of March 4, 2016.

(9)
Represents shares of common stock held by Christoph Westphal, M.D., Ph.D. This number does not include 2,697,264 shares of common stock held by Longwood Fund II, L.P. The ultimate general partner of Longwood Fund II, L.P. is Longwood Fund II GP, LLC. Voting and investment power with respect to the shares held by Longwood Fund, LP are vested in Richard Aldrich, Michelle Dipp, M.D., Ph.D. and Christoph Westphal, M.D., Ph.D., the managers of Longwood Fund II GP, LLC, each of whom disclaims beneficial ownership of the shares held by Longwood Fund L.P. except to the extent of any pecuniary interest therein.

(10)	Represents shares of common stock issuable upon the exercise of options exercisable within 60 days of March 4, 2016.

(11)	Includes 37,064 shares of common stock and 107,540 shares of common stock issuable upon the exercise of options exercisable within 60 days of March 4, 2016.

(12)
Includes (a) 4,454,166 shares held by all current executive officers and directors as a group, (b) 583,124 shares that all current executive officers and directors as a group have the right to acquire from us within 60 days of March 4, 2016 pursuant to the exercise of stock options, and (c) shares of common stock held by Longwood Fund II, L.P., which are deemed to be beneficially owned by Dr. Westphal.

Securities Authorized for Issuance Under Equity Compensation Plans
The following table provides information as of December 31, 2015, with respect to shares of our common stock that may be issued under our existing equity compensation plans:

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options,warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by stockholders(1):
2014 Equity Incentive Plan	1,037,318(2)	$4.36	0
2015 Equity Incentive Plan	787,655(2)	$13.57	206,555
2015 Employee Stock Purchase Plan	—	$—	354,569
Equity compensation plans not approved by stockholders:
None	—	$—	—

1. For a description of our equity compensation plans, see Item 11. Executive Compensation.

2. All shares issuable upon exercise of options.

Item 13.     Certain Relationships and Related Transactions, and Director Independence
The following includes a summary of transactions since January 1, 2015, to which we have been a party, in which the amount involved in the transaction exceeded $120,000, and in which any of our directors, executive officers or, to our knowledge, beneficial owners of more than 5% of our capital stock or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest, other than equity and other compensation, termination, change in control and other arrangements, which are described under "Item 11. Executive Compensation."
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
License Agreement
On May 1, 2014, we entered into a license agreement with ECLDS, LLC for the license of a portion of our office space that we sublease at 800 Boylston Street, 24th Floor, Boston, Massachusetts. ECLDS, LLC is owned by Christoph Westphal, M.D., Ph.D., our President, Chief Executive Officer and Chairman. The license agreement provided that ECLDS, LLC will license 2,647 square feet of office space from us for $7,721 per month. Under the license agreement, ECLDS, LLC pays us the same price per square foot that we pay our sublessor for the space. The term of the license is from May 1, 2014 to August 30, 2017 and may be terminated by either party with 90 days written notice. In September 2014, January 2015, May 2015, September 2015 and October 2015, we amended the license agreement to reduce the amount of space ECLDS, LLC licenses from us and reduce the amount ECLDS, LLC pays to us. Effective October 2015, the amount ECLDS, LLC pays us was reduced to $4,540 per month. In October 2015, the license agreement was assigned by ECLDS, LLC to a third party that is not owned by Dr. Westphal but with which Dr. Westphal has a business relationship.
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

Item 14.     Principal Accountant Fees and Services

Auditors’ Fees

The following table summarizes the fees of Ernst & Young LLP, our registered public accounting firm, incurred for the year ended December 31, 2015, and for the period from February 26, 2014 (inception) to December 31, 2014.

	Year Ended December 31, 2015	Period from February 26, 2014 (Inception) to December, 31, 2014
Audit fees(1)	$251,003	$733,110
Tax fees (2)	17,000	—
All other fees (3)	1,995	—
Total Fees	$269,998	$733,110

(1)	Audit fees consist of fees for our quarterly reviews and audit of our annual financial statements and fees related to our IPO.

(2)	Tax fees are related to tax advisory services.

(3)	All other fees are related to licensing fees paid to Ernst & Young LLP for access to its proprietary accounting research database.

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

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2015 and December 31, 2014

Consolidated Statements of Operations for the year ended December 31, 2015 and for the period from February 26, 2014 (inception) to December 31, 2014

Consolidated Statements of Comprehensive Loss for the year ended December 31, 2015 and for the period from February 26, 2014 (inception) to December 31, 2014

Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the year ended December 31, 2015 and for the period from February 26, 2014 (inception) to December 31, 2014

Consolidated Statements of Cash Flows for the year ended December 31, 2015 and the period from February 26, 2014 (inception) to December 31, 2014

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

Signature	Title	Date

/s/ Christoph Westphal	President, Chief Executive Officer, Chairman of the Board of Directors (Principal Executive Officer)	March 8, 2016
Christoph Westphal, M.D., Ph.D.

/s/ John McCabe	Vice President, Finance (Principal Financial and Accounting Officer)	March 8, 2016
John McCabe

/s/ Jeffrey Capello	Member of the Board of Directors	March 8, 2016
Jeffrey Capello

/s/ Peter Barton Hutt	Member of the Board of Directors	March 8, 2016
Peter Barton Hutt

/s/ Marc Kozin	Member of the Board of Directors	March 8, 2016
Marc Kozin

/s/ Roderick MacKinnon	Member of the Board of Directors	March 8, 2016
Roderick MacKinnon, M.D.

/s/ Robert Perez	Member of the Board of Directors	March 8, 2016
Robert Perez

/s/ Stuart Randle	Member of the Board of Directors	March 8, 2016
Stuart Randle

/s/ John Sculley	Member of the Board of Directors	March 8, 2016
/s/ John Sculley

/s/ Michelle Stacy	Member of the Board of Directors	March 8, 2016
Michelle Stacy

EXHIBIT INDEX

Exhibit number		Description of Document

3.1	(1)	Amended and Restated Certificate of Incorporation of the Registrant.

3.2	(1)	Amended and Restated Bylaws of the Registrant.

4.1	(2)	Form of Common Stock Certificate of the Registrant.

4.2	(2)	Amended and Restated Investors' Rights Agreement, dated July 23, 2014, by and among the Registrant and certain of its stockholders.

10.1	+(2)	Form of Indemnity Agreement by and between the Registrant and its directors and officers.

10.2	+(2)	Flex Pharma, Inc. 2014 Equity Incentive Plan, as amended, and Forms of Stock Option Agreement, Notice of Exercise and Stock Option Grant Notice thereunder.

10.3	+(2)	Flex Pharma, Inc. 2015 Equity Incentive Plan.

10.4	+(3)	Forms of Stock Option Agreement, Notice of Exercise and Stock Option Grant Notice under the Flex Pharma, Inc. 2015 Equity Incentive Plan.

10.5	+(2)	Flex Pharma, Inc. 2015 Employee Stock Purchase Plan.

10.6	+(4)	Flex Pharma, Inc. Non-Employee Director Compensation Policy, as revised.

10.7	+(5)	Executive Employment Agreement, dated as of May 27, 2015, by and between the Registrant and Christoph Westphal.

10.8	+	Offer Letter, dated December 23, 2014, by and between the Registrant and Thomas Wessel.

10.9	+	Amendment to Offer Letter, dated May 27, 2015, by and between the Registrant and Thomas Wessel.

10.10	+(2)	Offer Letter, dated September 4, 2014, by and between the Registrant and Marina Hahn.

10.11	+(5)	Amendment to Offer Letter, dated May 27, 2015, by and between the Registrant and Marina Hahn.

10.12	+†(6)	Amendment to Offer Letter, dated July 20, 2015, by and between the Registrant and Marina Hahn.

10.13	(2)	Royalty Agreement, dated March 20, 2014, by and between the Registrant, Bruce Bean, Donald MacKinnon, Roderick MacKinnon and Christoph Westphal.

10.14	(2)	Founders Agreement, dated February 25, 2014, by and among Bruce Bean, Donald MacKinnon, Roderick MacKinnon and Christoph Westphal, as adopted by the Registrant on February 27, 2014, as amended.

10.15	(2)	Technology Assignment Agreement, dated March 20, 2014, by and between the Registrant, Catalyst Research, LLC, Bruce Bean, Donald MacKinnon and Roderick MacKinnon.

10.16	(2)	Patent Assignment Agreement, dated March 20, 2014, by and between the Registrant, Bruce Bean, Donald MacKinnon and Roderick MacKinnon.

10.17	(2)	Sublease, dated April 29, 2014, between the Registrant and Fireman Capital Partners, LLC.

10.18		License Agreement, dated May 1, 2014, by and between the Registrant and ECLDS, LLC, as amended.

10.19	+(5)	Executive Employment Agreement, dated as of May 27, 2015, by and between the Registrant and John McCabe.

10.20	+(7)	Executive Employment Agreement, dated as of July 15, 2015, by and between the Registrant and Katharine Lindemann.

10.21	+	Executive Employment Agreement, dated as of May 27, 2015, by and between the Registrant and Robert Hadfield.

10.22	+	Executive Employment Agreement, dated as of May 27, 2015, by and between the Registrant and Elizabeth Woo.

21.1		Subsidiaries of the Registrant.

23.1		Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

24.1		Power of Attorney is made to the signature page hereto.

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(b) or 15d-14(b) of the Exchange Act and 18 U.S.C. Section 1350.

32.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(b) or 15d-14(b) of the Exchange Act and 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

+ Indicates management contract or compensatory plan.
† Confidential treatment granted as to portions of the exhibit. Confidential materials omitted and filed separately with the SEC.
(1) Incorporated by reference to the Registrant's Current Report on Form 8-K, filed with the SEC on February 9, 2015.
(2) Incorporated by reference to the Registrant's Registration Statement of Form S-1 (File No. 333-201276), as amended.
(3) Incorporated by reference to the Registrant's Annual Report on Form 10-K, filed with the SEC on March 24, 2015.
(4) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q, filed with the SEC on August 5, 2015.
(5) Incorporated by reference to the Registrant's Current Report on Form 8-K, filed with the SEC on June 2, 2015.
(6) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q, filed with the SEC on November 4, 2015.
(7) Incorporated by reference to the Registrant's Current Report on Form 8-K, filed with the SEC on September 9, 2015.

Flex Pharma, Inc.
Index to Consolidated Financial Statements
As of December 31, 2015 and 2014, for the year ended December 31, 2015 and for the period from February 26, 2014 (Inception) to December 31, 2014

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of
Flex Pharma, Inc.

We have audited the accompanying consolidated balance sheets of Flex Pharma, Inc. (the “Company") as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive loss, convertible preferred stock and stockholders’ equity (deficit), and cash flows for the year ended December 31, 2015 and for the period from February 26, 2014 (inception) to December 31, 2014. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Flex Pharma, Inc. at December 31, 2015 and 2014, and the consolidated results of its operations and its cash flows for the year ended December 31, 2015 and for the period from February 26, 2014 (inception) to December 31, 2014, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Boston, Massachusetts March 8, 2016

FLEX PHARMA, INC.
CONSOLIDATED BALANCE SHEETS

	December 31, 2015	December 31, 2014

Assets
Current assets:
Cash and cash equivalents	$66,686,695	$33,854,153
Marketable securities	24,652,348	—
Prepaid expenses and other current assets	908,574	370,396
Total current assets	92,247,617	34,224,549
Marketable securities	2,312,949	—
Property and equipment, net	382,437	85,144
Deferred IPO issuance costs	—	1,074,794
Deferred tax assets	—	50,103
Other assets	—	50,000
Restricted cash	126,835	126,808
Total assets	$95,069,838	$35,611,398
Liabilities, convertible preferred stock and stockholders' equity (deficit)
Current liabilities:
Accounts payable	$875,646	$578,653
Accrued expenses and other current liabilities	1,947,374	416,524
Deferred tax liabilities	—	50,103
Deferred rent, current portion	24,381	21,881
Total current liabilities	2,847,401	1,067,161
Deferred rent, net of current portion	14,587	35,968
Other long term liabilities	15,442	15,442
Total liabilities	2,877,430	1,118,571
Commitments and contingencies (Note 8)
Convertible preferred stock:
Series A convertible preferred stock, $0.0001 par value; none and 16,000,000 shares authorized at December 31, 2015 and December 31, 2014, respectively, and none and 15,775,221 shares issued and outstanding at December 31, 2015 and December 31, 2014, respectively	—	15,637,032
Series B convertible preferred stock, $0.0001 par value; none and 14,500,000 shares authorized at December 31, 2015 and December 31, 2014, respectively, and none and 14,078,647 shares issued and outstanding at December 31, 2015 and December 31, 2014, respectively	—	25,394,135
Stockholders' equity (deficit):
Preferred stock, $0.0001 par value; 10,000,000 shares and none authorized at December 31, 2015 and December 31, 2014, respectively; none issued or outstanding at December 31, 2015 and December 31, 2014	—	—
Common stock, $0.0001 par value; 100,000,000 and 61,000,000 shares authorized at December 31, 2015 and December 31, 2014, respectively, 17,943,880 and 5,434,301 shares issued at December 31, 2015 and December 31, 2014, respectively, and 15,741,618 and 2,215,711 shares outstanding at December 31, 2015 and December 31, 2014, respectively	1,574	221
Additional paid-in capital	129,367,978	1,472,299
Accumulated other comprehensive loss	(24,654)	—
Accumulated deficit	(37,152,490)	(8,010,860)
Total stockholders' equity (deficit)	92,192,408	(6,538,340)
Total liabilities, convertible preferred stock and stockholders' equity (deficit)	$95,069,838	$35,611,398

See accompanying notes to consolidated financial statements.

FLEX PHARMA, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31, 2015	Period from February 26, 2014 (Inception) to December 31, 2014
Operating expenses:
Research and development	$12,749,379	$4,003,911
Selling, general and administrative	16,464,279	4,025,895
Total operating expenses	29,213,658	8,029,806
Loss from operations	(29,213,658)	(8,029,806)
Interest income, net	72,028	18,946
Net loss	$(29,141,630)	$(8,010,860)
Net loss attributable to common stockholders	$(29,141,630)	$(8,010,860)
Net loss per share attributable to common stockholders — basic and diluted	$(2.08)	$(4.57)
Weighted-average number of common shares outstanding — basic and diluted	14,032,916	1,753,024

See accompanying notes to consolidated financial statements.

FLEX PHARMA, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Year Ended December 31, 2015	Period from February 26, 2014 (Inception) to December 31, 2014

Net Loss	$(29,141,630)	$(8,010,860)
Other Comprehensive loss:
Unrealized loss on available-for-sale securities	(24,654)	—
Comprehensive loss	$(29,166,284)	$(8,010,860)

See accompanying notes to consolidated financial statements.

FLEX PHARMA, INC.
CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)

	Series A Convertible Preferred Stock		Series B Convertible Preferred Stock									Total Stockholders' Equity (Deficit)
					Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit

	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at February 26, 2014 (Inception)	—	$—	—	$—	—	$—	—	$—	$—	$—	$—	$—
Issuance of Series A convertible preferred stock, net of issuance costs of $138,189	15,775,221	15,637,032	—	—	—	—	—	—	—	—	—	—
Issuance of Series B convertible preferred stock, net of issuance costs of $55,835	—	—	14,078,647	25,394,135	—	—	—	—	—	—	—	—
Sale of restricted common stock to founders	—	—	—	—	—	—	—	—	2,321	—	—	2,321
Vesting of restricted common stock	—	—	—	—	—	—	2,202,139	220	(220)	—	—	—
Issuance of common stock from option exercises	—	—	—	—	—	—	13,572	1	8,137	—	—	8,138
Stock-based compensation expense	—	—	—	—	—	—	—	—	1,462,061	—	—	1,462,061
Net loss	—	—	—	—	—	—	—	—	—	—	(8,010,860)	(8,010,860)
Balance at December 31, 2014	15,775,221	$15,637,032	14,078,647	$25,394,135	—	$—	2,215,711	$221	$1,472,299	$—	$(8,010,860)	$(6,538,340)
Conversion of Series A convertible preferred stock to common stock	(15,775,221)	(15,637,032)	—	—	—	—	3,683,637	368	15,636,664	—	—	15,637,032
Conversion of Series B convertible preferred stock to common stock	—	—	(14,078,647)	(25,394,135)	—	—	3,287,471	329	25,393,806	—	—	25,394,135
IPO proceeds, net of offering costs of $7,998,871	—	—	—	—	—	—	5,491,191	549	79,859,636	—	—	79,860,185
Vesting of restricted common stock	—	—	—	—	—	—	1,016,328	102	(102)	—	—	—
Issuance of common stock from option exercises	—	—	—	—	—	—	47,280	5	408,316	—	—	408,321
Stock-based compensation expense	—	—	—	—	—	—	—	—	6,597,359	—	—	6,597,359
Unrealized loss on available-for-sale securities	—	—	—	—	—	—	—	—	—	(24,654)	—	(24,654)
Net loss	—	—	—	—	—	—	—	—	—	—	(29,141,630)	(29,141,630)
Balance at December 31, 2015	—	$—	—	$—	—	$—	15,741,618	$1,574	$129,367,978	$(24,654)	$(37,152,490)	$92,192,408

See accompanying notes to consolidated financial statements

FLEX PHARMA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31, 2015	Period from February 26, 2014 (Inception) to December 31, 2014
Operating activities
Net loss	$(29,141,630)	$(8,010,860)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	49,881	11,997
Stock-based compensation expense	6,597,359	1,462,061
Amortization of premium on investments	9,523	—
Other non-cash items	4,123	55,221
Changes in operating assets and liabilities:
Restricted cash	(27)	(126,808)
Prepaid expenses and other current assets	(538,178)	(370,396)
Other assets	100,103	(50,000)
Accounts payable	621,393	254,253
Accrued expenses and other current liabilities	1,570,216	220,375
Deferred rent	(18,881)	57,849
Other long term liabilities	—	15,442
Net cash used in operating activities	(20,746,118)	(6,480,866)
Investing activities
Purchases of marketable securities	(39,397,769)	—
Proceeds from maturities and sales of marketable securities	12,398,295	—
Purchases of property and equipment	(265,617)	(76,141)
Net cash used in investing activities	(27,265,091)	(76,141)
Financing activities
Proceeds from initial public offering, net of offering costs	80,435,430	—
Proceeds from issuance of Series A convertible preferred stock, net of issuance costs	—	15,581,811
Proceeds from issuance of Series B convertible preferred stock, net of issuance costs	—	25,394,135
Proceeds from sale of restricted common stock to founders	—	2,321
Proceeds from exercise of common stock	408,321	8,138
Deferred IPO issuance costs	—	(575,245)
Net cash provided by financing activities	80,843,751	40,411,160
Net increase in cash and cash equivalents	32,832,542	33,854,153
Cash and cash equivalents at beginning of period	33,854,153	—
Cash and cash equivalents at end of period	$66,686,695	$33,854,153
Supplemental cash flow information
Issuance of Series A convertible preferred stock in satisfaction of accounts payable	$—	$55,221
Deferred IPO issuance costs in accounts payable and accrued expenses	$—	$499,549
Property and equipment purchases in accrued expenses	$106,680	$21,000
IPO issuance costs paid in cash through December 31, 2014	$575,245	$—

See accompanying notes to consolidated financial statements.

FLEX PHARMA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Organization and operations
The Company
Flex Pharma, Inc. (the "Company") is a biotechnology company that was incorporated in Delaware on February 26, 2014 and has a principal place of business in Boston, Massachusetts. The Company is developing innovative and proprietary treatments for nocturnal leg cramps, muscle cramps, spasms and spasticity associated with severe neuromuscular conditions, and exercise-associated muscle cramps. The Company's product candidates are based on the mechanism of action described as Chemical Neuro Stimulation, which is the process by which a small molecule chemical signal, acting topically, is translated into a neuronal sensory signal that produces a beneficial effect. The Company's product candidates activate certain receptors in primary sensory neurons, which then act via neuronal circuits to reduce the repetitive firing, or hyperexcitability, of alpha-motor neurons in the spinal cord, thereby preventing or reducing the frequency and intensity of muscle cramps and spasms. The Company believes that it is the only company developing both drug and consumer products based on this mechanism of muscle cramp inhibition.
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
Liquidity
The Company has incurred an accumulated deficit of $37,152,490 from February 26, 2014 (inception) through December 31, 2015, and will require substantial additional capital to fund its research and development and the launch of its consumer brand and cornerstone product. The Company had cash, cash equivalents and marketable securities of $93,651,992 at December 31, 2015. The Company believes that its existing cash, cash equivalents and marketable securities will be sufficient to allow the Company to fund its current operating plan for at least the next 12 months. Management expects the Company to incur a loss for the foreseeable future. The Company's ability to achieve profitability in the future is dependent upon the successful development, approval and commercialization of its drug product candidates and successful commercialization of its consumer product and future consumer products, and achieving a level of revenues adequate to support the Company's cost structure. The Company may never achieve profitability, and unless and until it does, the Company will continue to need to raise additional capital. Management intends to fund future operations through additional private or public debt or equity offerings, and may seek additional capital through arrangements with collaborators or from other sources. There can be no assurances, however, that additional funding will be available on terms acceptable to the Company, or at all.
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

FLEX PHARMA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Prior to the Company's initial public offering ("IPO"), the Company utilized significant estimates and assumptions in determining the fair value of its common stock. The Company utilized various valuation methodologies in accordance with the framework of the 2004 and 2013 American Institute of Certified Public Accountants Technical Practice Aids, Valuation of Privately-Held Company Equity Securities Issued as Compensation, to estimate the fair value of its common stock. Each valuation methodology included estimates and assumptions that required the Company's judgment. These estimates and assumptions included a number of objective and subjective factors, including external market conditions affecting the biotechnology industry sector, the prices at which the Company sold shares of preferred stock, the superior rights and preferences of securities senior to the Company's common stock at the time and the likelihood of achieving a liquidity event, such as an initial public offering or a sale of the Company. Significant changes to the key assumptions used in the valuations could have resulted in different fair values of common stock at each valuation date and may have materially affected the financial statements.
Principles of consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, TK Pharma, Inc., a Massachusetts Securities Corporation. All significant intercompany balances and transactions have been eliminated in consolidation.
Segment information
Operating segments are defined as components of an enterprise about which separate discrete information is available for evaluation by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and assess performance. The Company and the Company's chief operating decision maker, the Company's Chief Executive Officer, view the Company's operations and manage its business as one operating segment, which is the business of developing and commercializing products for nocturnal leg cramps, muscle cramps, spasms and spasticity associated with severe neuromuscular conditions, and exercise-associated muscle cramps. The Company operates in only one geographic segment, the United States.
Concentrations of credit risk and off-balance sheet risk
Cash, cash equivalents and marketable securities are financial instruments that potentially subject the Company to concentrations of credit risk. The Company's cash, cash equivalents and marketable securities are held in accounts at financial institutions that management believes are creditworthy. The Company has not experienced any credit losses in such accounts and does not believe it is exposed to any significant credit risk on these funds. The Company has no financial instruments with off-balance sheet risk of loss.
Property and equipment
Property and equipment is stated at cost, less accumulated depreciation. Maintenance and repairs that do not improve or extend the lives of the respective assets are expensed to operations as incurred, while costs of major additions and betterments are capitalized. Upon disposal, the related cost and accumulated depreciation is removed from the accounts and any resulting gain or loss is included in the results of operations. Depreciation is recorded, once assets are placed in service, using the straight-line method over the estimated useful lives of the respective assets, which are as follows:

Asset type	Estimated useful life
Computers and computer equipment	3 years
Laboratory equipment	3 years
Manufacturing equipment	3 years
Impairment of long-lived assets
The Company evaluates long-lived assets for potential impairment when events or changes in circumstances indicate the carrying value of the assets may not be recoverable. Recoverability is measured by comparing the book values of the assets to the expected future net undiscounted cash flows that the assets are expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which

FLEX PHARMA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

the book value of the assets exceed their fair value. The Company has not recognized any impairment losses through December 31, 2015.
Research and development expense
Research and development costs are charged to expense as incurred in performing research and development activities. The costs include employee compensation costs, clinical study costs, external consultant costs, regulatory costs and facilities and overhead costs. Facilities and overhead costs primarily include the allocation of insurance, rent, utility and office-related expenses attributable to research and development personnel. The Company records payments made to outside vendors in advance of services performed or goods being delivered for use in research and development activities as prepaid expenses, which are expensed as services are performed or goods are delivered.
Stock-based compensation expense
The Company accounts for its stock-based compensation awards to employees and directors in accordance with FASB ASC Topic 718, Compensation-Stock Compensation ("ASC 718"). ASC 718 requires all stock-based payments to employees, including grants of employee stock options, to be recognized in the statement of operations based on their grant date fair values. Compensation expense related to awards to employees with service conditions is recognized on a straight-line basis based on the grant date fair value over the associated service period of the award, which is generally the vesting term. Compensation expense related to awards to employees with performance conditions is recognized based on grant date fair value over the remaining service period when management determines that achievement of the milestone is probable. Management evaluates when the achievement of a performance-based milestone is probable based on the relative satisfaction of the performance conditions as of the reporting date. The Company accounts for stock-based compensation arrangements with non-employees based upon the fair value of the consideration received or the equity instruments issued, whichever is more reliably measurable, in accordance with the provisions of FASB ASC Topic 505-50, Equity-Based Payments to Non-Employees. The measurement date for non-employee awards is generally the date performance of services required from the non-employee is complete, resulting in periodic adjustments to stock-based compensation expense during the vesting period for changes in the fair value of the awards. Stock-based compensation costs for non-employee service awards are recognized as services are provided, which is generally the vesting period, on a straight-line basis. The unvested portion of the awards is subject to re-measurement over the vesting period.
The Company estimates the fair value of its stock options using the Black-Scholes option pricing model, which requires the input of subjective assumptions, including (a) the expected stock price volatility, (b) the expected term of the award, (c) the risk-free interest rate, (d) expected dividends and (e) the estimated fair value of the Company's common stock on the measurement date. Due to the lack of significant trading history for the Company's common stock, it has based its estimate of expected volatility on the historical volatility of a group of similar companies that are publicly traded. When selecting these public companies on which it has based its expected stock price volatility, the Company selected companies with comparable characteristics, including enterprise value, risk profiles, position within the industry, and with historical share price information sufficient to meet the expected term of the stock-based awards. The Company computes historical volatility data using the volatility for the selected companies' shares during the equivalent period of the calculated expected term of the stock-based awards. The Company will continue to apply this process until a sufficient amount of historical information regarding the volatility of its own stock price becomes available. Due to the lack of Company specific historical option activity, the Company has estimated the expected term of its employee stock options using the "simplified" method, whereby, the expected term equals the arithmetic average of the vesting term and the original contractual term of the option. The expected term for non-employee awards is the remaining contractual term of the option. The risk-free interest rates are based on the U.S. Treasury securities with a maturity date commensurate with the expected term of the associated award. The Company has never paid, and does not expect to pay dividends in the foreseeable future.
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

FLEX PHARMA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Income taxes
Income taxes are recorded in accordance with FASB ASC Topic 740, Income Taxes ("ASC 740"), which provides for deferred taxes using an asset and liability approach. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial reporting and the tax reporting basis of assets and liabilities and are measured using the enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse. The Company provides a valuation allowance against net deferred tax assets unless, based upon the available evidence, it is more likely than not that the deferred tax assets will be realized. The Company has evaluated available evidence and concluded that the Company may not realize the benefit of its deferred tax assets; therefore a valuation allowance has been established for the full amount of the deferred tax assets.
The Company accounts for uncertain tax positions in accordance with the provisions of ASC 740. When uncertain tax positions exist, the Company recognizes the tax benefit of tax positions to the extent that the benefit will more likely than not be realized. The determination as to whether the tax benefit will more likely than not be realized is based upon the technical merits of the tax position as well as consideration of the available facts and circumstances. As of December 31, 2015 and December 31, 2014, the Company did not have any significant uncertain tax positions. The Company's practice is to recognize interest and/or penalties related to income tax matters in income tax expense.
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
For year ended December 31, 2015 and the period from February 26, 2014 (inception) December 31, 2014, the Company has excluded the effects of all potentially dilutive shares from the weighted-average number of common shares outstanding as their inclusion in the computation for each period would be anti-dilutive due to the net loss per share incurred by the Company.
Comprehensive loss
Comprehensive loss is the change in equity of a company during a period from transactions and other events and circumstances, excluding transactions resulting from investments by owners and distributions to owners. Comprehensive loss includes net loss and the change in accumulated other comprehensive loss for the period. Accumulated other comprehensive loss consisted entirely of unrealized gains and losses on available-for-sale marketable securities for the year ended December 31, 2015. The Company's net loss equaled comprehensive loss for the period from February 26, 2014 to December 31, 2014. See the consolidated statements of comprehensive loss for relevant disclosures.

The following tables summarize the changes in accumulated other comprehensive loss during the year ended December 31, 2015. There was no accumulated other comprehensive loss for the period from February 26, 2014 to December 31, 2014:

Balance as of December 31, 2014	$—
Other comprehensive loss	(24,654)
Balance as of December 31, 2015	$(24,654)

Recent accounting pronouncements
In July 2015, the FASB issued ASU No. 2015-11, Inventory (Topic 330). This ASU simplifies the measurement of inventory by requiring certain inventory to be measured at the lower of cost or net realizable value. Net realizable

FLEX PHARMA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The amendments in this ASU are effective for fiscal years beginning after December 15, 2016 and for interim periods therein. Subsequent measurement is unchanged for inventory measured using LIFO or the retail inventory method. The Company is currently in the process of evaluating the impact of the guidance related to the Company's anticipated launch of its consumer product in the second quarter of 2016.
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). The ASU provides for a single comprehensive model for use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance. The accounting standard is effective for interim and annual periods beginning after December 15, 2016 with no early adoption permitted. In July 2015, the FASB deferred the effective date of this accounting update to annual periods beginning after December 15, 2017, along with an option to permit early adoption as of the original effective date. The Company is required to adopt the amendments in the ASU using one of two acceptable methods: retrospectively to all prior reporting periods presented, with certain practical expedients permitted; or retrospectively with the cumulative effect of initially adopting the ASU recognized at the date of initial application. The Company is currently in the process of evaluating the impact of the guidance related to the Company's anticipated launch of its consumer product in the second quarter of 2016.

In August 2014, the FASB issued ASU No. 2014-15 Presentation of Financial Statements - Going Concern (Subtopic 205-40). The ASU requires management of public and private companies to evaluate whether there is substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued. Management’s evaluation should be based on relevant conditions and events that are known and reasonably knowable at the date that the financial statements are issued. If conditions or events raise substantial doubt about an entity’s ability to continue as a going concern, and substantial doubt is not alleviated after consideration of management’s plans, an entity should include a statement in the footnotes indicating that there is substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued. The new standard is effective for annual periods ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. The Company has concluded, that if this standard had been adopted as of December 31, 2015, substantial doubt about the Company’s ability to continue as a going concern does not exist.

In February 2015, the FASB issued ASU No. 2015-02 Consolidation (Topic 810): Amendments to the Consolidation Analysis. ASU 2015-02 changes the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. It is effective for annual reporting periods, and interim periods within those years, beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. The accounting standard is not expected to have a material impact on the Company's consolidated financial statements.

In November 2015, the FASB issued ASU No. 2015-17 Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes.  ASU 2015-17 simplifies the presentation of deferred income taxes by eliminating the separate classification of deferred income tax liabilities and assets into current and noncurrent amounts in the consolidated balance sheet. The amendments in the update require that all deferred tax liabilities and assets be classified as noncurrent in the consolidated balance sheet. The amendments in this update are effective for annual periods beginning after December 15, 2016, and interim periods therein and may be applied either prospectively or retrospectively to all periods presented. Early adoption is permitted. The Company early adopted this standard in the fourth quarter of 2015 on a prospective basis and did not retrospectively adjust the prior period. As a result, all of the Company’s deferred taxes are presented as long-term in the consolidated financial statements as of December 31, 2015. The Company did not reclassify current deferred tax assets and liabilities on the consolidated balance sheet as of December 31, 2014. Adoption did not have a material impact on the consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02 Leases. The ASU requires lessees to recognize the assets and liabilities on their balance sheet for the rights and obligations created by most leases and continue to recognize expenses on their income statements over the lease term. It will also require disclosures designed to give financial

FLEX PHARMA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

statement users information on the amount, timing, and uncertainty of cash flows arising from leases. The guidance is effective for annual reporting periods beginning after December 15, 2018, and interim periods within those years. Early adoption is permitted for all entities. The Company is currently evaluating the impact of ASU 2016-02 on its consolidated financial statements and disclosures.

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

Deferred IPO issuance costs, which primarily consisted of direct incremental legal and accounting fees related to the Company's IPO, were capitalized at December 31, 2014. Upon the closing of the IPO in February 2015, IPO issuance costs of $1,848,737, as well as underwriting discounts and commissions of $6,150,134, were offset against the IPO proceeds within additional paid-in capital.

Reverse stock split

In January 2015, the Company effected a one-for-4.2825 reverse stock split of its then issued and outstanding common stock. All share and per share amounts related to issued and outstanding common stock and outstanding options exercisable for common stock included in the Company's consolidated financial statements and notes to consolidated financial statements have been retroactively adjusted for all periods presented to reflect the reverse stock split, including reclassifying an amount equal to the reduction in par value of common stock to additional paid-in capital. The conversion ratios of the Company's convertible preferred stock have also been adjusted to reflect the reverse stock split.
Subsequent events
The Company considers events or transactions that occur after the balance sheet date but prior to the issuance of the consolidated financial statements for potential recognition or disclosure in the consolidated financial statements. Subsequent events have been evaluated through the date these consolidated financial statements were issued for potential recognition or disclosure in the consolidated financial statements (Note 16).
3. Restricted cash
As of December 31, 2015 and December 31, 2014, the Company had $126,835 and $126,808 of restricted cash, respectively, in the form of a letter of credit. The Company maintains this letter of credit as a security deposit on the lease of its office space in Boston, Massachusetts (Note 8).
4. Fair value measurements
The Company records cash equivalents and marketable securities at fair value. ASC Topic 820 Fair Value Measurements and Disclosures established a fair value hierarchy for those instruments measured at fair value that distinguishes between assumptions based on market data (observable inputs) and the Company’s own assumptions (unobservable inputs). The hierarchy consists of three levels:
Level 1 – Unadjusted quoted prices in active markets for identical assets or liabilities.

FLEX PHARMA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
The following table summarizes the cash equivalents and marketable securities measured at fair value on a recurring basis as of December 31, 2015:

	Level 1	Level 2	Level 3	Total
Cash equivalents	$58,575,348	$1,410,322	$—	$59,985,670
Marketable securities:				—
Corporate debt securities	—	26,965,297	—	26,965,297
	$58,575,348	$28,375,619	$—	$86,950,967
The Company did not hold any cash equivalents or marketable securities at December 31, 2014.
Cash equivalents and marketable securities have been initially valued at the transaction price and subsequently valued, at the end of each reporting period, utilizing third-party pricing services or other market observable data. The pricing services utilize industry standard valuation models, including both income and market based approaches and observable market inputs to determine value. The majority of the Company's cash equivalents consist of money market funds that are valued based on publicly available quoted market prices for identical securities as of December 31, 2015. A portion of the Company's current cash equivalents consist of money market funds that are not listed in active markets, and were validated using quoted prices for similar assets in active markets. After completing its validation procedures, the Company did not adjust or override any fair value carrying amounts of as of December 31, 2015.
The carrying amounts reflected in the consolidated balance sheets for cash, prepaid expenses and other current assets, accounts payable, accrued expenses and other current liabilities approximate their fair values at December 31, 2015 and 2014, due to their short-term nature.
The Company evaluates transfers between levels at the end of each reporting period. There were no transfers of assets or liabilities between Level 1 and Level 2 during the year ended December 31, 2015. The Company had no financial assets or liabilities that were classified as Level 3 at any point during the year ended December 31, 2015.

5. Cash equivalents and marketable securities
The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents. Cash equivalents as of December 31, 2015 consisted of money market funds. The Company did not have cash equivalents as of December 31, 2014.
Marketable securities as of December 31, 2015 consisted of corporate debt securities. The Company did not hold any marketable securities as of December 31, 2014. Management determines the appropriate classification of the securities at the time they are acquired and evaluates the appropriateness of such classifications at each balance sheet date. The Company classifies its marketable securities as available-for-sale pursuant to ASC 320 Investments – Debt and Equity Securities. Marketable securities are recorded at fair value, with unrealized gains and losses included as a component of accumulated other comprehensive income (loss) in stockholders’ equity and a component of total comprehensive income (loss) in the condensed consolidated statement of comprehensive income (loss), until realized. Realized gains and losses are included in investment income on a specific-identification basis. There were immaterial realized gains on marketable securities during the year ended December 31, 2015, and no realized gains or losses during the period from February 26, 2014 (inception) to December 31, 2014.
The Company reviews marketable securities for other-than-temporary impairment whenever the fair value of a marketable security is less than the amortized cost and evidence indicates that a marketable security’s carrying amount is not recoverable within a reasonable period of time. Other-than-temporary impairments of investments are

FLEX PHARMA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Marketable securities at December 31, 2015 consisted of the following:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Current (due within 1 year):
Corporate debt securities	$24,666,607	$1,878	$(16,137)	$24,652,348
Noncurrent (due after 1 year through 5 years):
Corporate debt securities	2,323,344	—	(10,395)	2,312,949
Total	$26,989,951	$1,878	$(26,532)	$26,965,297

At December 31, 2015, the Company had $24,652,348 of marketable securities classified as current and $2,312,949 of marketable securities classified as noncurrent. The Company did not hold any investments as of December 31, 2014. Investments classified as current have maturities of less than one year. Investments classified as noncurrent are those that (i) have a maturity greater than one year and (ii) management does not intend to liquidate within the next year, although these funds are available for use and therefore classified as available-for-sale.
At December 31, 2015, the Company held eleven debt securities that were in an unrealized loss position, all of which have been in a continuous loss position for less than 12 months. The aggregate fair value of debt securities in an unrealized loss position at December 31, 2015 was $24,967,915. There were no individual securities that were in a significant unrealized loss position as of December 31, 2015. The Company evaluated its securities for other-than-temporary impairment and considered the decline in market value for the securities to be primarily attributable to current economic and market conditions. The Company has the intent and ability to hold such securities until recovery. Based on this analysis, these marketable securities were not considered to be other-than-temporarily impaired as of December 31, 2015.

6. Property and equipment, net
Property and equipment, net consists of the following:

	December 31, 2015	December 31, 2014
Computers and computer equipment	$177,240	$62,773
Laboratory equipment	13,368	13,368
Capital in progress	251,893	21,000
Total property and equipment	442,501	97,141
Accumulated depreciation	(60,064)	(11,997)
Property and equipment, net	$382,437	$85,144

Capital in progress consists of assets acquired but not yet placed into service. At December 31, 2015, capital in progress consisted primarily of manufacturing equipment. Depreciation expense was $49,881 for the twelve months ended December 31, 2015 and 11,997 for the period from February 26, 2014 (inception) to December 31, 2014.

FLEX PHARMA, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)

7. Accrued expenses and other current liabilities
Accrued expenses and other current liabilities consist of the following:

	December 31, 2015	December 31, 2014
Payroll and employee-related costs	$1,299,248	$34,218
Research and development costs	307,666	125,067
Consumer product-related costs	198,887	23,635
Professional fees	129,625	15,500
Other	11,948	42,955
Deferred IPO issuance costs	—	175,149
Total	$1,947,374	$416,524

8. Commitments and contingencies
Lease commitments
On April 29, 2014, the Company leased office space in Boston, Massachusetts under an operating lease that is scheduled to expire on August 31, 2017. Additionally, on October 21, 2014, the Company leased office space in New York, New York under an operating lease that was scheduled to expire on October 31, 2016. The lease was amended in January 2016 (see Note 16). As of December 31, 2015, the minimum future lease payments under the Company's operating leases were as follows:

2016	$323,190
2017	168,793
Total minimum lease payments	$491,983

Rent expense is being recognized on a straight-line basis. The Company recorded approximately $253,000 of rent expense for the twelve months ended December 31, 2015 and $152,000 of rent expense for the period from February 26, 2014 (inception) to December 31, 2014.
Royalty agreement
In March 2014, the Company entered into a royalty agreement with certain of its founders. Under the agreement, the Company agreed to pay the founders an aggregate royalty of 2% of gross sales of the Company's products in perpetuity. No royalty amounts were owed to the founders as of December 31, 2015 or 2014.
Litigation
The Company is not a party to any litigation and does not have contingency reserves established for any litigation liabilities as of December 31, 2015.
9. Convertible preferred stock
As of December 31, 2014, the Company had authorized 16,000,000 shares of Series A convertible preferred stock ("Series A Preferred Stock"), $0.0001 par value per share, for issuance. During March, April and May 2014, the Company issued an aggregate of 15,775,221 shares of Series A Preferred Stock for $1.00 per share, resulting in

FLEX PHARMA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

net proceeds to the Company of $15,637,032, which was also the carrying value of the Series A Preferred Stock as of December 31, 2014. As of December 31, 2014, the Company had authorized 14,500,000 shares of of Series B convertible preferred stock ("Series B Preferred Stock"), $0.0001 par value per share, for issuance. From July to October 2014, the Company issued an aggregate of 14,078,647 shares of Series B Preferred Stock for $1.81 per share, resulting in net proceeds to the Company of $25,394,135, which was also the carrying value of the Series B Preferred Stock as of December 31, 2014.
In conjunction with the Company's IPO in February 2015, all shares of the Series A and Series B Preferred Stock converted into common stock. As of December 31, 2015, there were no shares of Series A convertible preferred stock or Series B convertible preferred stock authorized.
On February 3, 2015, the Company filed an amended and restated certificate of incorporation (the “Restated Certificate”) with the Secretary of State of the State of Delaware in connection with the closing of the Company’s IPO. As of December 31, 2015, under the Restated Certificate, the Company is authorized to issue 10,000,000 shares of preferred stock ("Preferred Stock") with a par value of $0.0001 per share. The Company has not issued any shares of Preferred Stock as of December 31, 2015.
10. Common stock
As of December 31, 2015, the Company had authorized 100,000,000 shares of common stock, $0.0001 par value per share. Each share of common stock is entitled to one vote. The holders of common stock are also entitled to receive dividends whenever funds are legally available and when declared by the board of directors. The Company does not intend to declare dividends for the foreseeable future.
Restricted common stock
In March 2014, the Company sold 4,553,415 shares of restricted common stock to the founders of the Company ("recipients"), for $0.0004 per share, for total proceeds of $1,950. In April 2014, based upon anti-dilution provisions granted to the founders, an additional 867,314 shares of restricted common stock were sold to the same founders, after which the anti-dilution provisions were terminated. The restricted common stock vested 25% upon issuance, and the remaining 75% vests ratably over four years, during which time the Company has the right to repurchase the unvested shares held by a recipient if the relationship between such recipient and the Company ceases. If the relationship terminates, the Company has 90 days to repurchase unvested shares at $0.0004. Such shares are not accounted for as outstanding until they vest. There were 3,218,467 shares of restricted common stock outstanding as of December 31, 2015.
The following is a summary of restricted common stock activity:

	Number of Shares	Weighted-Average Grant Date Fair Value
Non-vested at December 31, 2014	3,218,590	$0.10
Issued	—
Vested	(1,016,328)	0.10
Forfeited	—	—
Non-vested at December 31, 2015	2,202,262	$0.10

The total fair value of shares vested during the twelve months ended December 31, 2015 and the period from February 26, 2014 (inception) to December 31, 2014 was approximately $15,616,000 and $3,620,000, respectively.

FLEX PHARMA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Employee stock purchase plan
In 2015, the Company's Board of Directors adopted, and the Company's stockholders approved, the 2015 Employee Stock Purchase Plan ("the ESPP"). As of the December 31, 2015, no shares of common stock have been purchased under the ESPP.
Shares reserved for future issuance
The Company has reserved the following number of shares of common stock for future issuance:

	As of December 31,
	2015	2014
Vesting of restricted common stock	2,202,262	3,218,590
Stock-based compensation awards	2,031,528	1,189,314
Employee stock purchase plan	175,131	—
Conversion of Series A Preferred Stock	—	3,683,637
Conversion of Series B Preferred Stock	—	3,287,471
Total	4,408,921	11,379,012

11. Stock-based compensation
In March 2014, the Company adopted the Flex Pharma, Inc. 2014 Equity Incentive Plan (the "Plan"), under which it may grant incentive stock options, non-qualified stock options, restricted stock awards, restricted stock units and stock appreciation rights to purchase up to 116,754 shares of common stock. In April 2014, the Company amended the Plan to reserve for the issuance of up to 1,451,087 shares of common stock pursuant to equity awards. In September 2014, the Company further amended the Plan to reserve for the issuance of up to 2,070,200 shares of common stock pursuant to equity awards. Terms of stock award agreements, including vesting requirements, are determined by the board of directors, subject to the provisions of the 2014 Plan. For options granted under the 2014 Plan, the exercise price equaled the fair market value of the common stock as determined by the board of directors on the date of grant. No further awards will be granted under the 2014 Plan.
In January 2015, the Company's board of directors adopted, and the Company's stockholders approved, the 2015 Equity Incentive Plan (the "2015 Plan"), which became effective immediately prior to the closing of the Company's IPO. The 2015 Plan provides for the grant of incentive stock options ("ISOs"), nonstatutory stock options, restricted stock awards, restricted stock units, stock appreciation rights, performance-based stock awards, and other stock-based awards. Additionally, the 2015 Plan provides for the grant of performance-based cash awards. ISOs may be granted only to the Company's employees. All other awards may be granted to the Company's employees, including officers, and to non-employee directors and consultants. As of December 31, 2015, there were 206,555 shares remaining available for the grant of stock awards under the 2015 Plan.
During the period from February 26, 2014 (inception) to December 31, 2015, the Company granted a total of 155,276 stock options to non-employee consultants and members of its Scientific Advisory Board, which are included in the following table. The options generally vest over a four-year period, and have a contractual term of ten years. The total stock-based compensation expense related to all non-employee stock options for the twelve months ended December 31, 2015 and the period from February 26, 2014 (inception) to December 31, 2014 was approximately $517,336 and $149,000, respectively.
The Company has awarded stock options to its employees, directors, advisors and consultants, pursuant to the plans described above. Stock options subsequent to the completion of the Company's IPO are granted with an exercise price equal to the closing market price of the Company's common stock on the date of grant. Stock options generally vest over one to four years and have a contractual term of ten years. Stock options are valued using the Black-Scholes option pricing model and compensation cost is recognized based on the resulting value over the service period. Unvested awards to non-employees are re-measured at each vest date and at each financial

FLEX PHARMA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

reporting date. The following table summarizes stock option activity for employees and non-employees for the twelve months ended December 31, 2015:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2014	926,832	$3.40	9.67	$6,846,054
Granted	994,748	13.07
Exercised	(47,280)	8.63
Cancelled or forfeited	(49,327)	10.69
Outstanding at December 31, 2015	1,824,973	$8.34	8.90	$9,073,673
Exercisable at December 31, 2015	372,508	$5.17	8.75	$2,883,387
Vested or expected to vest at December 31, 2015	1,617,617	$8.05	8.82	$8,625,871

The Company granted stock options to purchase an aggregate of 994,748 shares of its common stock during the year ended December 31, 2015 and 1,020,234 shares of its common stock during the period from February 26, 2014 (inception) to December 31, 2014. The weighted-average grant date fair value of option awards granted were $8.55 and $2.20, for the year ended December 31, 2015 and during the period from February 26, 2014 (inception) to December 31, 2014, respectively.
There were 47,280 stock options exercised with a weighted-average exercise price of $8.63 during the year ended December 31, 2015 and 13,572 stock options exercised with a weighted-average exercise price of $0.60 during the period from February 26, 2014 (inception) to December 31, 2014. The intrinsic value of stock options exercised during the year ended December 31, 2015 and during the period from February 26, 2014 (inception) to December 31, 2014 was $149,386 and $51,719, respectively. The intrinsic value is calculated as the difference between the fair value of the Company's common stock and the exercise price of the options at the date of exercise.
The Company estimates the fair value of each stock option award on the grant date using the Black-Scholes option-pricing model based on the following assumptions and the assumptions regarding the fair value of the underlying Common Stock on each measurement date:

	Year Ended December 31, 2015	Period from February 26, 2014 (Inception) to December 31, 2014
Expected volatility	72.98% to 74.94%	75.8% to 76.4%
Risk-free interest rate	1.62% to 2.49%	1.59% to 2.71%
Expected term	5.3 - 10 years	6 - 10 years
Expected dividend yield	0%	0%

FLEX PHARMA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Total stock-based compensation expense recognized for employee and non-employee restricted common stock, and stock options granted to employees and non-employees is included in the Company's consolidated statements of operations and comprehensive loss as follows:

	Year Ended December 31, 2015	Period from February 26, 2014 (Inception) to December 31, 2014
Research and development	$3,192,063	$648,001
Selling, general and administrative	3,405,296	814,060
Total	$6,597,359	$1,462,061

As of December 31, 2015, there was approximately $15,495,100 of total unrecognized compensation cost related to non-vested equity awards. Total unrecognized compensation cost will be adjusted for the re-measurement of non-employee awards as well as future changes in employee and non-employee forfeitures, if any. The Company expects to recognize that cost over a remaining weighted-average period of 2.37 years.
In November 2015, the Company granted 150,000 performance-based stock options to an employee which are included in the table of stock option activity above. The options will vest based upon the achievement of certain future revenue milestones. As of December 31, 2015, the achievement of these vesting milestones was not considered probable. Unrecognized stock-based compensation expense related to this award was approximately $1,000,000 as of December 31, 2015. The Company records stock-based compensation expense for stock option grants subject to performance-based vesting over the remaining service period when management determines that achievement of the milestone is probable. Management evaluates when the achievement of a performance-based milestone is probable based on the relative satisfaction of the performance conditions as of the reporting date.
12. Income taxes
For the year ended December 31, 2015 and for the period from February 26, 2014 (inception) to December 31, 2014, the Company did not record a current or deferred income tax provision or benefit. The Company's losses before income taxes for the periods presented consisted solely of domestic losses.
The following table presents a reconciliation of income tax expense (benefit) computed at the statutory federal income tax rate to the effective income tax rate as reflected in the consolidated financial statements:

	Year Ended December 31, 2015	Period from February 26, 2014 (Inception) to December 31, 2014
Federal income tax expense at statutory rate	35.0%	35.0%
State income tax, net of federal benefit	3.4%	3.7%
Permanent differences	(0.2)%	(0.3)%
Stock-based compensation	(6.3)%	(5.3)%
Research credits	1.8%	1.2%
Prior year true ups	0.4%	n/a
Change in valuation allowance	(34.1)%	(34.3)%
Effective tax rate	0.0%	0.0%

FLEX PHARMA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Deferred income tax assets and liabilities are determined based upon temporary differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.
The following table presents the significant components of the Company's deferred tax assets and liabilities:

	December 31, 2015	December 31, 2014
Deferred tax assets:
U.S. and state net operating loss carryforwards	$11,118,289	$2,708,861
Accruals and other temporary differences	510,897	23,829
Amortization	33,824	36,742
Stock-based compensation	473,801	57,120
Tax credit carryforward	671,012	87,762
Total deferred tax assets	12,807,823	2,914,314
Less valuation allowance	(12,688,401)	(2,751,295)
Deferred tax assets	119,422	163,019
Deferred tax liabilities:
Stock-based compensation	(110,366)	(162,779)
Depreciation	(9,056)	(240)
Accruals and other temporary differences	—	—
Deferred tax liabilities	(119,422)	(163,019)
Net deferred tax assets	$—	$—

As of December 31, 2015, the Company has U.S. federal net operating loss carryforwards of approximately $28,200,000 and U.S. state net operating loss carryforwards of approximately $24,100,000, which are available to reduce future taxable income. Approximately $100,000 of the federal and state net operating loss carryforwards will result in an increase to additional paid-in capital if and when these carryforwards are used to reduce federal and state income taxes payable. The Company also had federal research and development tax credit carryforwards of $500,000 and state research and development tax credit carryforwards of $200,000, which may be used to offset future tax liabilities.
These federal and state operating loss carryforwards and tax credit carryforwards will expire at various dates through 2035. Under the provisions of the Internal Revenue Code, the net operating loss and tax credit carryforwards are subject to review and possible adjustment by the Internal Revenue Service and state tax authorities. Net operating loss and tax credit carryforwards may become subject to an annual limitation in the event of certain cumulative changes in the ownership interest of significant shareholders over a three-year period in excess of 50 percent, as defined under Sections 382 and 383 of the Internal Revenue Code, respectively, as well as similar state provisions. This could limit the amount of tax attributes that can be utilized annually to offset future taxable income or tax liabilities. The amount of the annual limitation is determined based on the value of the Company immediately prior to the ownership change. Subsequent ownership changes may further affect the limitation in future years. The Company has completed financings since its inception which may have resulted in a change in control as defined by Sections 382 and 383 of the Internal Revenue Code, or could result in a change in control in the future. The Company has not conducted an assessment to determine whether there may have been a Section 382 or 383 ownership changes.

FLEX PHARMA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

ASC 740 requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After considerations of all the evidence, both positive and negative, the Company continues to maintain a valuation allowance for the full amount of the 2015 deferred tax asset because it is more likely than not that the deferred tax asset will not be realized. The valuation allowance increased by $9,900,000 from December 31, 2014 to December 31, 2015, primarily due to an increase in net operating losses.
The Company has no unrecognized tax benefits. Interest and penalty charges, if any, related to uncertain tax positions would be classified as income tax expenses in the accompanying consolidated statement of operations. At December 31, 2015 and 2014, the Company had no accrued interest or penalties related to uncertain tax positions.
In November 2015, the FASB issued ASU No. 2015-17 Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes.  ASU 2015-17 simplifies the presentation of deferred income taxes by eliminating the separate classification of deferred income tax liabilities and assets into current and noncurrent amounts in the consolidated balance sheet. The amendments in the update require that all deferred tax liabilities and assets be classified as noncurrent in the consolidated balance sheet. The amendments in this update are effective for annual periods beginning after December 15, 2016, and interim periods therein and may be applied either prospectively or retrospectively to all periods presented. Early adoption is permitted. The Company has early adopted this standard in the fourth quarter of 2015 on a prospective basis. As a result, the Company’s deferred taxes are presented as noncurrent in the consolidated financial statements as of December 31, 2015, which after application of the valuation allowance, results in no noncurrent deferred taxes presented in the consolidated financial statements.

13. Net loss per share
Because the Company has reported net losses for the periods presented, diluted net loss per common share is the same as basic net loss per common share.
The following potentially dilutive securities outstanding, prior to the use of the treasury stock method or if-converted method, have been excluded from the computation of diluted weighted-average shares outstanding, because such securities had an antidilutive impact due to the loss reported for the year ended December 31, 2015 and for the period from February 26, 2014 (inception) to December 31, 2014:

	Year Ended December 31, 2015	Period from February 26, 2014 (Inception) to December 31, 2014
Series A Preferred Stock	—	15,775,221
Series B Preferred Stock	—	14,078,647
Options to purchase common stock	1,824,973	926,832
Unvested restricted common stock	2,202,262	3,218,590
Total	4,027,235	33,999,290

14. Related party
The Company licensed a portion of its office space to ECLDS, LLC, which is a Company controlled by the Company's Chief Executive Officer. In October 2015, the license agreement was assigned by ECLDS, LLC to a third party, that is not owned by the Company's Chief Executive Officer, but for which a business relationship exists.
Under the terms of the license, the entity charged the same rental rate as that was charged to the Company. During the year ended December 31, 2015, and during the period from February 26, 2014 to December 31, 2014, the

FLEX PHARMA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Company received approximately $61,000 and $34,000, respectively, in license fees from the aforementioned related party, and such amounts received have been recorded as a reduction to rent expense.
15. Quarterly financial information (unaudited)

	First Quarter Ended March 31, 2015	Second Quarter Ended June 30, 2015	Third Quarter Ended September 30, 2015	Fourth Quarter Ended December 31, 2015
Operating expenses:
Research and development	$2,804,946	$3,190,178	$3,445,200	$3,309,055
Selling, general and administrative	3,216,212	3,904,403	4,722,281	4,621,383
Total operating expenses	6,021,158	7,094,581	8,167,481	7,930,438
Loss from operations	(6,021,158)	(7,094,581)	(8,167,481)	(7,930,438)
Interest income, net	3,577	16,183	14,637	37,631
Net loss	$(6,017,581)	$(7,078,398)	$(8,152,844)	$(7,892,807)
Net loss per share attributable to common stockholders — basic and diluted	$(0.59)	$(0.47)	$(0.53)	$(0.51)
Weighted-average number of common shares outstanding — basic and diluted	10,179,955	15,034,764	15,290,435	15,551,800

	Period from February 26, 2014 (Inception) to March 31, 2014	Second Quarter Ended June 30, 2014	Third Quarter Ended September 30, 2014	Fourth Quarter Ended December 31, 2014
Operating expenses:
Research and development	$30,023	$1,099,644	$909,123	$1,965,121
Selling, general and administrative	62,700	1,092,665	1,084,240	1,786,290
Total operating expenses	92,723	2,192,309	1,993,363	3,751,411
Loss from operations	(92,723)	(2,192,309)	(1,993,363)	(3,751,411)
Interest income, net	—	2,658	6,926	9,362
Net loss	$(92,723)	$(2,189,651)	$(1,986,437)	$(3,742,049)
Net loss per share attributable to common stockholders — basic and diluted	$(0.07)	$(1.42)	$(1.11)	$(1.82)
Weighted-average number of common shares outstanding — basic and diluted	1,370,125	1,539,463	1,797,664	2,061,132

16. Subsequent events
The Company has completed an evaluation of all subsequent events after the balance sheet date of December 31, 2015 through the date these consolidated financial statements were issued. The Company has concluded that no subsequent events have occurred that require disclosure, except as described below.
New York office space lease amendment

FLEX PHARMA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

On January 20, 2016, the Company amended its New York office space operating lease. The lease, which was originally scheduled to expire on October 31, 2016, is now scheduled to expire on October 31, 2018. In conjunction with the amendment, the Company will lease additional office space within the currently leased building beginning on April 1, 2016. The amendment to the operating lease agreement resulted in an aggregate increase to future minimum lease payments of $320,684 through 2018, as well as an additional security deposit in the amount of $25,800.
Increase in shares of common stock reserved for issuance
On January 21, 2016, the Company's board of directors approved an increase of 717,755 shares of common stock reserved for issuance under the 2015 Plan. The number of shares of common stock reserved for issuance under the 2015 Plan will automatically increase on January 1 of each year, through and including January 1, 2025, by 4% of the total number of shares of capital stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares determined by the Company's board of directors.