Form 10-Q
period 2016-03-31
Flex Pharma, Inc.
filed 2016-05-04
CIK 1615219

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
OR
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

As of April 29, 2016, there were 17,967,891 shares of common stock outstanding.

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

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

FLEX PHARMA, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	March 31, 2016	December 31, 2015

Assets
Current assets:
Cash and cash equivalents	$53,999,629	$66,686,695
Marketable securities	30,377,177	24,652,348
Inventory	112,569	—
Prepaid expenses and other current assets	1,992,445	908,574
Total current assets	86,481,820	92,247,617
Marketable securities	—	2,312,949
Property and equipment, net	578,539	382,437
Other assets	64,800	—
Restricted cash	126,835	126,835
Total assets	$87,251,994	$95,069,838
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$1,541,295	$875,646
Accrued expenses and other current liabilities	1,478,547	1,947,374
Deferred rent, current portion	24,174	24,381
Total current liabilities	3,044,016	2,847,401
Deferred rent, net of current portion	22,575	14,587
Other long term liabilities	15,442	15,442
Total liabilities	3,082,033	2,877,430
Stockholders' equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized at March 31, 2016 and December 31, 2015; none issued or outstanding at March 31, 2016 and December 31, 2015	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized at March 31, 2016 and December 31, 2015; 17,967,891 and 17,943,880 shares issued at March 31, 2016 and December 31, 2015, respectively, and 16,004,746 and 15,741,618 shares outstanding at March 31, 2016 and December 31, 2015, respectively	1,601	1,574
Additional paid-in capital	130,893,706	129,367,978
Accumulated other comprehensive income (loss)	19,605	(24,654)
Accumulated deficit	(46,744,951)	(37,152,490)
Total stockholders' equity	84,169,961	92,192,408
Total liabilities and stockholders' equity	$87,251,994	$95,069,838

See accompanying notes to condensed consolidated financial statements.

FLEX PHARMA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended March 31, 2016	Three Months Ended March 31, 2015
Costs and expenses:
Cost of production	$197,020	$—
Research and development	4,387,079	2,804,946
Selling, general and administrative	5,111,695	3,216,212
Total costs and expenses	9,695,794	6,021,158
Loss from operations	(9,695,794)	(6,021,158)
Interest income, net	103,333	3,577
Net loss	$(9,592,461)	$(6,017,581)
Net loss attributable to common stockholders	$(9,592,461)	$(6,017,581)
Net loss per share attributable to common stockholders — basic and diluted	$(0.61)	$(0.59)
Weighted-average number of common shares outstanding — basic and diluted	15,843,532	10,179,955

See accompanying notes to condensed consolidated financial statements.

FLEX PHARMA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (Unaudited)

	Three Months Ended March 31, 2016	Three Months Ended March 31, 2015

Net loss	$(9,592,461)	$(6,017,581)
Other comprehensive gain:
Unrealized gain on available-for-sale securities	44,259	—
Comprehensive loss	$(9,548,202)	$(6,017,581)

See accompanying notes to condensed consolidated financial statements.

FLEX PHARMA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended March 31, 2016	Three Months Ended March 31, 2015
Operating activities
Net loss	$(9,592,461)	$(6,017,581)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	30,813	9,359
Stock-based compensation expense	1,518,161	1,745,760
Amortization and accretion on investments	46,129	—
Changes in operating assets and liabilities:
Restricted cash	—	(27)
Inventory	(112,569)	—
Prepaid expenses and other current assets	(1,083,871)	(684,278)
Other assets	(64,800)	(35,200)
Accounts payable	594,639	311,305
Accrued expenses and other current liabilities	(517,446)	536,148
Deferred rent	7,781	(6,220)
Net cash used in operating activities	(9,173,624)	(4,140,734)
Investing activities
Purchases of marketable securities	(12,013,945)	—
Proceeds from maturities and sales of marketable securities	8,600,195	—
Purchases of property and equipment	(107,286)	(26,395)
Net cash used in investing activities	(3,521,036)	(26,395)
Financing activities
Proceeds from initial public offering, net of offering costs	—	80,435,430
Proceeds from exercise of common stock	7,594	—
Proceeds from early exercise of common stock	—	400,000
Net cash provided by financing activities	7,594	80,835,430
Net (decrease) increase in cash and cash equivalents	(12,687,066)	76,668,301
Cash and cash equivalents at beginning of period	66,686,695	33,854,153
Cash and cash equivalents at end of period	$53,999,629	$110,522,454
Supplemental cash flow information
Property and equipment purchases included in accounts payable and accrued expense at March 31, 2016 and 2015	$226,309	$23,336
Property and equipment purchases included in accrued expense at December 31, 2015	$106,680	$—
IPO issuance costs included in accounts payable and accrued expenses at December 31, 2014	$—	$499,549
IPO issuance costs paid in cash through December 31, 2014	$—	$575,245

See accompanying notes to condensed consolidated financial statements.

FLEX PHARMA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
1. Organization and operations
The Company
Flex Pharma, Inc. (the "Company") is a biotechnology company that is developing innovative and proprietary treatments for nocturnal leg cramps, muscle cramps and spasms associated with severe neuromuscular conditions, and exercise-associated muscle cramps. The Company's product candidates are based on the potential mechanism of action described as Chemical Neuro Stimulation, which is the process by which a small molecule chemical signal, acting topically, induces a neuronal sensory signal that produces a beneficial effect. The Company's product candidates activate certain receptors in primary sensory neurons, which then act via neuronal circuits to reduce the repetitive firing, or hyperexcitability, of alpha-motor neurons in the spinal cord, thereby preventing or reducing the frequency and intensity of muscle cramps and spasms. The Company intends to initially focus drug development efforts on developing products to treat nocturnal leg cramps, spasms, spasticity and cramping associated with multiple sclerosis and motor neuron disease, such as amyotrophic lateral sclerosis. In the second quarter of 2016, the Company also expect to launch a consumer brand with a cornerstone product to prevent and treat exercise-associated muscle cramps.

The Company is subject to risks common to companies in the biotechnology and consumer products industries, including, but not limited to, risks of failure of pre-clinical studies, clinical studies and clinical trials, the need to obtain marketing approval for its drug product candidates, the need to successfully commercialize and gain market acceptance of its drug product candidates and its consumer products, dependence on key personnel, protection of proprietary technology, compliance with government regulations, development by competitors of technological innovations and ability to transition from pilot-scale manufacturing to large-scale production of products.
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
Liquidity
The Company has incurred an accumulated deficit of $46,744,951 since inception and will require substantial additional capital to fund its research and development and the launch and growth of its consumer brand and cornerstone consumer product. The Company had unrestricted cash, cash equivalents and marketable securities of $84,376,806 at March 31, 2016. The Company believes its existing cash, cash equivalents and marketable securities will be sufficient to allow the Company to fund its current operating plan for at least the next 12 months.
2. Summary of significant accounting policies and recent accounting pronouncements
The accompanying unaudited condensed consolidated financial statements reflect the application of certain significant accounting policies as described below and elsewhere in these notes to the condensed consolidated financial statements. As of March 31, 2016, the Company’s significant accounting policies, which are detailed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015 (the “2015 10-K”), have not changed, other than as noted below.
Inventory
The Company expects to launch its cornerstone consumer product in the second quarter of 2016 and began capitalizing inventory costs associated with this product in the first quarter of 2016, when it was determined that the inventory costs had probable future economic benefit. Inventory is stated at the lower of cost or estimated net realizable value, on a first-in, first-out ("FIFO") basis.
The Company outsources the manufacture of its consumer product to a co-packer. Inventory at March 31, 2016 includes raw materials and work-in-process related to the initial production run of its consumer product that will be sold upon launch.

The Company periodically analyzes its inventory levels and writes down inventory that has become obsolete, has a cost basis in excess of its estimated realizable value, or exceeds projected sales. Estimates of excess inventory consider factors such as inventory levels, production requirements, projected sales and the estimated shelf-lives of inventory components. Inventory write-offs are recorded as a component of cost of production (or cost of product revenue upon revenue generation).
Unaudited interim financial information

Certain information and footnote disclosures normally included in the Company’s annual financial statements have been condensed or omitted. Accordingly, these interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the 2015 10-K.

The condensed consolidated financial statements as of March 31, 2016, for the three months ended March 31, 2016 and 2015, and the related information contained within the notes to the condensed consolidated financial statements, are unaudited. The unaudited condensed consolidated financial statements have been prepared on the same basis as annual audited consolidated financial statements, and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of the Company’s condensed consolidated financial position as of March 31, 2016, and the statements of operations, comprehensive loss and cash flows for the three months ended March 31, 2016 and 2015. The results for the three months ended March 31, 2016 are not necessarily indicative of results to be expected for the year ending December 31, 2016, or any other future annual or interim periods.
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
Basis of presentation and use of estimates
The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America ("GAAP"). Any reference in these notes to applicable guidance is meant to refer to the authoritative United States generally accepted accounting principles as found in the Accounting Standards Codification ("ASC") and Accounting Standards Update ("ASU") of the Financial Accounting Standards Board ("FASB"). The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. On an ongoing basis, the Company's management evaluates its estimates, which include, but are not limited to, estimates related to clinical study accruals, estimates related to inventory realizability, stock-based compensation expense, and amounts of expenses during the reported period. The Company bases its estimates on historical experience and other market-specific or other relevant assumptions that it believes to be reasonable under the circumstances. Actual results may differ from those estimates or assumptions.
Principles of consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries: TK Pharma, Inc., a Massachusetts Securities Corporation, and Flex Innovation Group LLC, which contains the

Company's consumer-related operations. All significant intercompany balances and transactions have been eliminated in consolidation.

Concentration of Risk
The Company outsources the manufacture of its cornerstone consumer product to a co-packer that produces bottled finished goods. The Company also sources certain raw materials from sole suppliers. A disruption in the supply of materials or the production of finished goods could significantly impact the Company's revenues in the future as alternative sources of raw materials and co-packing may not be available at commercially reasonable rates or within a reasonably short period of time.
Recent accounting pronouncements

In July 2015, the FASB issued ASU No. 2015-11, Inventory (Topic 330). This ASU simplifies the measurement of inventory by requiring certain inventory to be measured at the lower of cost or net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The amendments in this ASU are effective for fiscal years beginning after December 15, 2016 and for interim periods therein. Subsequent measurement is unchanged for inventory measured using LIFO or the retail inventory method. The Company is currently in the process of evaluating the impact of the guidance related to the Company's consumer product launch.

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

In August 2014, the FASB issued ASU No. 2014-15 Presentation of Financial Statements - Going Concern (Subtopic 205-40). The ASU requires management of public and private companies to evaluate whether there is substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued. Management’s evaluation should be based on relevant conditions and events that are known and reasonably knowable at the date that the financial statements are issued. If conditions or events raise substantial doubt about an entity’s ability to continue as a going concern, and substantial doubt is not alleviated after consideration of management’s plans, an entity should include a statement in the footnotes indicating that there is substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued. The new standard is effective for annual periods ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. The Company has concluded, that if this standard had been adopted as of March 31, 2016, substantial doubt about the Company’s ability to continue as a going concern does not exist.

In February 2016, the FASB issued ASU No. 2016-02 Leases. The ASU requires lessees to recognize the assets and liabilities on their balance sheet for the rights and obligations created by most leases and continue to recognize expenses on their income statements over the lease term. It will also require disclosures designed to give financial statement users information on the amount, timing, and uncertainty of cash flows arising from leases. The guidance is effective for annual reporting periods beginning after December 15, 2018, and interim periods within those years. Early adoption is permitted for all entities. The Company is currently evaluating the impact of ASU 2016-02 on its consolidated financial statements and disclosures.

In March 2016, the FASB issued ASU No. 2016-09 Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The ASU simplifies several aspects of the accounting for employee share-based payment transactions. The amendments in the update include income tax consequences related to excess tax benefits and tax deficiencies, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The guidance is effective for annual reporting periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted for all entities in any interim or annual period. The Company is currently evaluating the impact of ASU 2016-09 on its consolidated financial statements and disclosures.

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
The following tables summarize the cash equivalents and marketable securities measured at fair value on a recurring basis as of March 31, 2016 and December 31, 2015:

	Level 1	Level 2	Level 3	Balance as of March 31, 2016
Cash equivalents	$48,639,662	$—	$—	$48,639,662
Marketable securities:
Corporate debt securities	—	18,359,147	—	18,359,147
U.S. government agency securities	—	12,018,030	—	12,018,030
	$48,639,662	$30,377,177	$—	$79,016,839

	Level 1	Level 2	Level 3	Balance as of December 31, 2015
Cash equivalents	$58,575,348	$1,410,322	$—	$59,985,670
Marketable securities:
Corporate debt securities	—	26,965,297	—	26,965,297
	$58,575,348	$28,375,619	$—	$86,950,967

Cash equivalents and marketable securities have been initially valued at the transaction price and subsequently valued, at the end of each reporting period, utilizing third-party pricing services or other market observable data. The pricing services utilize industry standard valuation models, including both income and market based approaches and observable market inputs to determine value. The majority of the Company's cash equivalents consist of money market funds that are valued based on publicly available quoted market prices for identical securities as of March 31, 2016. After completing its validation procedures, the Company did not adjust or override any fair value carrying amounts of as of March 31, 2016.
The Company evaluates transfers between levels at the end of each reporting period. There were no transfers of assets or liabilities between Level 1 and Level 2 during the three months ended March 31, 2016 or the year ended December 31, 2015. The Company had no financial assets or liabilities that were classified as Level 3 at any point during the three months ended March 31, 2016 or the year ended December 31, 2015.
4. Cash equivalents and marketable securities
The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents. Cash equivalents as of March 31, 2016 and December 31, 2015 consisted of money market funds.
Marketable securities as of March 31, 2016 consisted of corporate debt securities and U.S. government agency securities. Marketable securities as of December 31, 2015 consisted of corporate debt securities. Management determines the appropriate classification of the securities at the time they are acquired and evaluates the appropriateness of such classifications at each balance sheet date. The Company classifies its marketable securities as available-for-sale pursuant to ASC 320, Investments – Debt and Equity Securities. Marketable securities are recorded at fair value, with unrealized gains and losses included as a component of accumulated other comprehensive income (loss) in stockholders’ equity and a component of total comprehensive income (loss) in the condensed consolidated statement of comprehensive income (loss), until realized. Realized gains and losses are included in investment income on a specific-identification basis. There were immaterial realized gains on marketable securities during the three months ended March 31, 2016. The Company did not have marketable securities during the three months ended March 31, 2015.
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
Marketable securities at March 31, 2016 and December 31, 2015 consisted of the following:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
As of March 31, 2016
Current (due within 1 year):
Corporate debt securities	$18,344,828	$16,265	$(1,946)	$18,359,147
U.S. government agency securities	12,012,744	5,286	—	12,018,030
Total	$30,357,572	$21,551	$(1,946)	$30,377,177

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
As of December 31, 2015
Current (due within 1 year):
Corporate debt securities	$24,666,607	$1,878	$(16,137)	$24,652,348
Noncurrent (due after 1 year through 5 years):
Corporate debt securities	2,323,344	—	(10,395)	2,312,949
Total	$26,989,951	$1,878	$(26,532)	$26,965,297
At March 31, 2016, all investments held by the Company were classified as current. The Company had $24,652,348 of marketable securities classified as current and $2,312,949 of marketable securities classified as noncurrent as of December 31, 2015. Investments classified as current have maturities of less than one year. Investments classified as noncurrent are those that (i) have a maturity greater than one year and (ii) management does not intend to liquidate within the next year, although these funds are available for use and therefore classified as available-for-sale.
The Company held two and eleven debt securities that were in an unrealized loss position at March 31, 2016 and December 31, 2015, respectively, all of which have been in a continuous loss position for less than 12 months. The aggregate fair value of debt securities in an unrealized loss position was $4,611,360 and $24,967,915 at March 31, 2016 and December 31, 2015, respectively. There were no individual securities that were in a significant unrealized loss position as of March 31, 2016 or December 31, 2015. The Company evaluated its securities for other-than-temporary impairment and considered the decline in market value for the securities to be primarily attributable to current economic and market conditions. The Company has the intent and ability to hold such securities until recovery. Based on this analysis, these marketable securities were not considered to be other-than-temporarily impaired as of March 31, 2016.
5. Inventory
The Company began capitalizing inventory as of March 31, 2016, as it was determined that the inventory had a probable future economic benefit. Inventory has been recorded at cost as of March 31, 2016. Costs capitalized at March 31, 2016 relate to the initial production run of the Company's cornerstone consumer product that will be sold upon launch. The Company held no inventory at December 31, 2015. Work in process is calculated based upon a buildup of cost for each stage of production.
The following table presents inventory:

	March 31, 2016	December 31, 2015
Raw materials	$60,842	$—
Work in process	51,727	—
Total inventory	$112,569	$—

In the first quarter of 2016, the Company wrote off materials purchased for finished goods that, upon completion of the initial production run, are not expected to be sold based upon projected sales, a 12 month product shelf life and production requirements. This write-off totaled $185,298 and is included as a cost of production in the accompanying condensed consolidated statement of operations.

6. Accrued expenses and other current liabilities
Accrued expenses and other current liabilities consisted of the following:

	March 31, 2016	December 31, 2015
Payroll and employee-related costs	$569,434	$1,299,248
Research and development costs	419,043	307,666
Consumer product-related costs	293,985	198,887
Professional fees	196,085	129,625
Other	—	11,948
Total	$1,478,547	$1,947,374

7. Common stock
As of March 31, 2016, the Company had authorized 100,000,000 shares of common stock, $0.0001 par value per share. Each share of common stock is entitled to one vote. The holders of common stock are also entitled to receive dividends whenever funds are legally available and when declared by the board of directors. The Company does not intend to declare dividends for the foreseeable future.

Restricted common stock to founders
In March 2014, the Company sold 4,553,415 shares of restricted common stock to the founders of the Company ("recipients"), for $0.0004 per share, for total proceeds of $1,950. In April 2014, based upon anti-dilution provisions granted to the recipients, an additional 867,314 shares of restricted common stock were sold to the same recipients, after which the anti-dilution provisions were terminated. The restricted common stock vested 25% upon issuance, and the remaining 75% vests ratably over four years, during which time the Company has the right to repurchase the unvested shares held by a recipient if the relationship between such recipient and the Company ceases. If the relationship terminates, the Company has 90 days to repurchase unvested shares at $0.0004 per share. Such shares are not accounted for as outstanding until they vest. There were 3,472,543 shares of restricted common stock outstanding as of March 31, 2016. Unvested restricted common stock awards to non-employees are re-measured at each vest date and each financial reporting date.
The following is a summary of restricted common stock activity:

	Number of Shares	Weighted-Average Grant Date Fair Value
Non-vested at December 31, 2015	2,202,262	$0.10
Issued	—	—
Vested	(254,076)	0.10
Non-vested at March 31, 2016	1,948,186	$0.10

Restricted common stock to consultants
During the three months ended March 31, 2016, the Company issued 18,194 shares of restricted common stock to non-employee consultants and advisors. The Company has the right to repurchase any unvested shares held by a recipient if the relationship between such recipient and the Company ceases. If the relationship terminates, the Company has 90 days to repurchase unvested shares at $0.0001 per share. Such shares are not accounted for as outstanding until they vest. There were 3,235 shares of restricted common stock outstanding as of March 31, 2016. Unvested restricted common stock awards to non-employees are re-measured at each vest date and each financial reporting date.
The following is a summary of restricted common stock activity:

	Number of Shares	Weighted-Average Grant Date Fair Value
Non-vested at December 31, 2015	—	$—
Issued	18,194	9.51
Vested	(3,235)	9.50
Non-vested at March 31, 2016	14,959	$9.51

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
In January 2015, the Company's board of directors adopted, and the Company's stockholders approved, the 2015 Equity Incentive Plan (the "2015 Plan"), which became effective immediately prior to the closing of the Company's IPO. The 2015 Plan provides for the grant of incentive stock options ("ISOs"), nonstatutory stock options, restricted stock awards, restricted stock units, stock appreciation rights, performance-based stock awards, and other stock-based awards. Additionally, the 2015 Plan provides for the grant of performance-based cash awards. ISOs may be granted only to the Company's employees. All other awards may be granted to the Company's employees, including officers, and to non-employee directors and consultants. As of March 31, 2016, there were 388,604 shares remaining available for the grant of stock awards under the 2015 Plan.
The Company has awarded stock options to its employees, directors, advisors and consultants, pursuant to the plans described above. Stock options subsequent to the completion of the Company's IPO are granted with an exercise price equal to the closing market price of the Company's common stock on the date of grant. Stock options generally vest over one to four years and have a contractual term of ten years. Stock options are valued using the Black-Scholes option pricing model and compensation cost is recognized based on the resulting value over the service period. Unvested awards to non-employees are re-measured at each vest date and at each financial reporting date. The following table summarizes stock option activity for employees and non-employees for the three months ended March 31, 2016:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2015	1,824,973	$8.34
Granted	566,650	9.41
Exercised	(5,817)	1.31
Cancelled or forfeited	(49,138)	11.32
Outstanding at March 31, 2016	2,336,668	$8.55	8.92	$7,680,874
Exercisable at March 31, 2016	482,454	$6.27	8.42	$2,757,241
Vested or expected to vest at March 31, 2016	2,116,993	$8.35	8.87	$7,501,472

Total stock-based compensation expense recognized for employee and non-employee restricted common stock, and stock options granted to employees and non-employees is included in the Company's condensed consolidated statement of operations as follows:

	Three Months Ended March 31, 2016	Three Months Ended March 31, 2015
Research and development	$595,466	$957,210
Selling, general and administrative	922,695	788,550
Total	$1,518,161	$1,745,760

As of March 31, 2016, there was approximately $15,752,157 of total unrecognized compensation cost related to unvested equity awards. Total unrecognized compensation cost will be adjusted for the re-measurement of non-employee awards as well as future changes in employee and non-employee forfeitures, if any. The Company expects to recognize that cost over a remaining weighted-average period of 2.46 years.
In November 2015, the Company granted 150,000 performance-based stock options to an employee which are included in the table of stock option activity above. The options will vest based upon the achievement of certain future revenue milestones. As of March 31, 2016, the achievement of these vesting milestones was not considered probable. Unrecognized stock-based compensation expense related to this award was approximately $1,000,000 as of March 31, 2016. The Company records stock-based compensation expense for stock option grants subject to performance-based vesting over the remaining service period when management determines that achievement of the milestone is probable. Management evaluates when the achievement of a performance-based milestone is probable based on the relative satisfaction of the performance conditions as of the reporting date.
Employee stock purchase plan
In January 2015, the Company's board of directors adopted, and the Company's stockholders approved, the 2015 Employee Stock Purchase Plan (the "ESPP"), which became effective upon the date of execution of the underwriting agreement pursuant to which the Company's common stock was priced in connection with the IPO. As of March 31, 2016, the Company had not yet instituted any offering periods under the ESPP and no shares of the Company's common stock have been purchased under the ESPP.
9. Income taxes
Deferred tax assets and deferred tax liabilities are recognized based on temporary differences between the financial reporting and tax basis of assets and liabilities using statutory rates. A valuation allowance is recorded against deferred tax assets if it is more likely than not that some or all of the deferred tax assets will not be realized. Based upon the Company's history of operating losses and the uncertainty surrounding the realization of the favorable tax attributes in future tax returns, the Company has recorded a full valuation allowance against the Company’s otherwise recognizable net deferred tax assets. There was no significant income tax provision or benefit for the three months ended March 31, 2016 or March 31, 2015.

10. Net loss per share
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
The following potentially dilutive securities outstanding, prior to the use of the treasury stock method or if-converted method, have been excluded from the computation of diluted weighted-average shares outstanding for the periods indicated, because including them would have had an anti-dilutive impact:

	March 31, 2016	March 31, 2015
Options to purchase common stock	2,336,668	1,154,161
Unvested restricted common stock	1,963,145	2,964,502
Unvested restricted common stock issued upon early exercise of stock options	—	37,064
Total	4,299,813	4,155,727

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with the unaudited financial information and the notes thereto included herein, as well as our audited consolidated financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2015. Our actual results and the timing of selected events could differ materially from those anticipated in these forward-looking statements as a result of several factors, including those set forth under "Risk Factors" discussed in our Annual Report on Form 10-K for the year ended December 31, 2015.
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
Results of Operations - An analysis of our financial results comparing the three months ended March 31, 2016 to the three months ended March 31, 2015.
Liquidity and Capital Resources - An analysis of changes in our condensed consolidated balance sheets and cash flows, and discussion of our financial condition and potential sources of liquidity.
Critical Accounting Policies and Significant Judgments and Estimates - A discussion of critical accounting policies that require us to make subjective estimates and judgments.
Overview
We are a biotechnology company that is developing innovative and proprietary treatments for nocturnal leg cramps, muscle cramps and spasms associated with severe neuromuscular conditions, and exercise-associated muscle cramps. Our product candidates are based on the potential mechanism of action we describe as Chemical Neuro Stimulation, which is the process by which a small molecule chemical signal, acting topically, induces a neuronal sensory signal that produces a beneficial effect. Our product candidates activate certain receptors in primary sensory neurons, which then act via neuronal circuits to reduce the repetitive firing, or hyperexcitability, of alpha-motor neurons in the spinal cord, thereby preventing or reducing the frequency and intensity of muscle cramps and spasms. We intend to initially focus our drug development efforts on developing products to treat nocturnal leg cramps, spasms, spasticity and cramping associated with multiple sclerosis and motor neuron disease, such as amyotrophic lateral sclerosis.

In the second quarter of 2016, we expect to launch a consumer brand with a cornerstone product to prevent and treat exercise-associated muscle cramps, or EAMCs. Using our extract formulation, we developed a consumer product that will be marketed primarily to endurance athletes experiencing EAMCs. Our cornerstone consumer product will be a 50 milliliter beverage containing a proprietary formulation of organic transient receptor potential, or TRP, ion channel activators. We expect to launch our consumer brand with our cornerstone product in the three select markets of Los Angeles, California, Boulder, Colorado and Boston, Massachusetts, and also expect a significant online presence. We have conducted pre-launch activities in each of these locations, which have included, among other things, attending athletic events, providing product samples, gathering feedback, educating potential consumers of our product and launching a print and digital media campaign.
We have incurred an operating loss since our inception and we anticipate that we will continue to incur operating losses for at least the next several years. Our net loss was $9.6 million for the three months ended March 31, 2016 and $6.0 million for the three months ended March 31, 2015. Our accumulated deficit was $46.7 million as of March 31, 2016. To date, we have financed our operations with net proceeds from the private placement of our preferred stock and our initial public offering. We expect that our research and development and selling, general and administrative expenses will continue to increase from their current levels as we continue the development of our drug product candidates, and we will incur significant selling and marketing expense associated with the launch of our consumer brand, the launch of our cornerstone product in the second quarter of 2016 and any future consumer products. As a result, we will need additional capital to fund our future operations.
Recent Developments
On February 2, 2016, we announced that our extract formulation demonstrated efficacy in treating subjects with nocturnal leg cramps in a randomized, controlled, blinded study. In April 2016, we presented results from this study at the American Academy of Neurology (AAN) 68th Annual Meeting, where it had been selected for a late-breaking presentation. The extract formulation resulted in a median reduction of six total cramps over a two-week period compared with four cramps while the subjects were on vehicle control (p<0.05). During the treatment period, subjects saw a median increase of two total cramp-free nights compared with only one cramp free night while the subjects were on vehicle control (p<0.01). Statistically significant effects were also demonstrated on the following key endpoints: the physician-rated Clinical Global Impression of Change (CGI-C) (p<0.01); specific sleep disturbance measures (p<0.05); and specific pain measures (p<0.01). Additionally, the extract formulation appeared to be safe and well-tolerated and there were no serious adverse events reported. The positive effects were seen across a broad range of enrolled subjects; in addition, a subset of patients showed pronounced benefit.

Later this year, we expect to initiate another study in subjects with nocturnal leg cramps with a single molecule, TRP activator, with results expected in the first half of 2017. We expect this study will be a randomized, controlled, blinded, cross-over design and will be slightly larger than the previous study of our extract formulation. The study article will likely be formulated as an orally disintegrating tablet, or ODT. In addition, as part of our nocturnal leg cramps development program, we are also concurrently conducting smaller studies, exploring potentially alternative study designs, delivery mechanisms, dosage amounts and product formulations. We believe these studies will help inform the formal clinical trials that we expect to begin next year following the filing of an investigational new drug application, or IND, with the U.S. Food and Drug Administration.
In March 2016, we announced that Michelle Stacy, former President of Keurig Inc., had joined our Board of Directors.
In April 2016, we announced that results from a study showing our extract formulation prevented volitional muscle cramps were presented at the Experimental Biology conference. In the study, run by academics at The Pennsylvania State University, our extract formulation showed a statistically significant benefit in reducing muscle cramps in athletes as compared to vehicle control (as measured by the intensity-duration profile of voluntarily induced muscle cramps). Additionally, subject ratings of muscle soreness resulting from cramps were also lower compared to vehicle control. The research at the Noll Laboratory at Pennsylvania State University supports the development of our consumer product and complements our electrically-induced cramp model.
Components of Operating Results
Revenue
To date, we have not generated any revenue. In the future, we may generate revenue from a combination of consumer product sales, drug product sales, government or other third-party funding, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements, or a combination of these sources. To the extent any of our products are successfully commercialized, we expect that any revenue we generate will fluctuate from quarter to quarter as a result of the amount and timing of payments that we receive from the sale of our products, the timing and amount of license fees, milestone and other payments. If we fail to complete the development of our drug product candidates in a timely manner or obtain regulatory approval for them or fail to successfully commercialize our consumer products, our ability to generate future revenue, and our results of operations and financial position, would be materially adversely affected.
Cost of Production

We outsource the manufacture of our cornerstone consumer product to a co-packer. We began the initial production run of our cornerstone consumer product in the first quarter of 2016, in advance of our planned launch in the second quarter of 2016. The cost of production for the first quarter of 2016 includes an inventory write-off related to materials purchased for finished goods that, upon completion of production, are not expected to be sold based upon projected sales, a 12 month product shelf life and production requirements. Cost of production also includes depreciation expense related to manufacturing equipment purchased to support production.

Upon the launch of our cornerstone consumer product, cost of production (or cost of product revenue upon revenue generation) will include the cost of raw materials utilized in the manufacture of our consumer product, co-packing fees, repacking fees, in-bound freight charges, as well as other expenses incurred during the manufacture of the Company's finished goods. Also included in this cost will be any future write-offs of inventory that has become obsolete, that has a cost basis in excess of its estimated realizable value, or exceeds projected sales. The amount of any future inventory write-off will vary based upon factors such as inventory levels, production levels, projected sales of our consumer product and shelf-lives of our inventory components. If we are not successful in generating sufficient levels of revenue from our consumer product or if our other estimates prove to be inaccurate, additional inventory write-downs may be required.
Research and Development Expenses
Our research and development expenses to date have related primarily to the development and testing of our extract formulation for muscle cramps in the United States. We also incurred research and development expenses related to the testing and development of a single molecule, chemically synthesized, TRP ion channel activator, including FLX-787, our clinical candidate outside the United States. Research and development costs include salaries and other compensation-related costs, such as stock-based compensation, for research and development employees, costs of clinical studies of our extract formulation and drug product candidates including costs of clinical studies outside of the United States, costs for consultants who we utilize to supplement our personnel, fees paid to third-parties, facilities and overhead expenses, cost of laboratory supplies and other outside expenses.

Research and development activities are central to our business model. Drug product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. We expect our research and development expenses to increase in the future as we increase personnel and compensation costs, increase our research efforts, conduct clinical studies and trials in multiple indications, and perform preclinical work on our drug product candidates. It is difficult to determine, with certainty, the duration and completion costs of our current or future preclinical programs, clinical studies and clinical trials of our product candidates.

In addition, the probability of success for each drug product candidate will depend on numerous factors, including competition, product safety and efficacy, manufacturing capability and commercial viability. We will determine which programs to pursue and how much to fund each program in response to the scientific and clinical success of our drug product candidates, as well as an assessment of each product candidate's commercial potential.

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
Selling, general and administrative expenses also include costs related to our consumer brand and our cornerstone product. To date, these costs have included personnel costs, brand development costs, market research costs, product design costs, pre-launch activity costs and other external costs. We are preparing to launch our cornerstone consumer product in the second quarter of 2016 and expect to initially target the following select geographic markets: Los Angeles, California, Boulder, Colorado and Boston, Massachusetts. We have continued pre-launch activities through March 31, 2016, which have included, among other things, attending athletic events, providing product samples, gathering feedback, educating potential consumers of our product, and launching a print a nd digital media campaign. As we prepare to launch our cornerstone consumer product in the second quarter of 2016, costs will increase as we hire additional personnel to support our pre-launch and launch activities and incur costs related to branding, packaging, distribution, print and digital media and other related sales and promotion activities. In the future, we may also pursue relationships with endurance athletes, figures or teams prominent in the athletic community.

We anticipate that our selling, general and administrative expenses will increase in the future to support the commercialization of our cornerstone consumer product, the potential commercialization of future consumer products and drug product candidates and the increased general and administrative needs of the organization.
Interest Income, Net
Interest income, net primarily consists of interest income from our cash, cash equivalents and marketable securities, amortization and accretion of investment premiums and realized gains and losses.
Results of Operations
Three Months Ended March 31, 2016 Compared to the Three Months Ended March 31, 2015
The following table sets forth the results of operations for the three months ended March 31, 2016 compared to the three months ended March 31, 2015.

	Three Months Ended March 31, 2016	Three Months Ended March 31, 2015	Change
Costs and expenses:
Cost of production	$197,020	$—	$197,020
Research and development	4,387,079	2,804,946	1,582,133
Selling, general and administrative	5,111,695	3,216,212	1,895,483
Total costs and expenses	9,695,794	6,021,158	3,674,636
Loss from operations	(9,695,794)	(6,021,158)	(3,674,636)
Interest income, net	103,333	3,577	99,756
Net loss	$(9,592,461)	$(6,017,581)	$(3,574,880)

Cost of Production
Cost of production was $0.2 million for the three months ended March 31, 2016 and primarily related to an inventory write-off of material purchased for finished goods that, upon completion of production, are not expected to be sold based upon projected sales, a 12 month product shelf life and production requirements. There was no cost of production for the three months ended March 31, 2015.

Research and Development Expenses
Research and development expenses were $4.4 million for the three months ended March 31, 2016 compared to $2.8 million for the three months ended March 31, 2015. The increase of $1.6 million was primarily related to:

•
$1.3 million of increased costs related to IND-supporting pre-clinical activities for our drug product candidate, clinical studies of our extract formulation and clinical studies of alternate formulations of our extract formulation;

•	$0.4 million of costs for clinical studies of our clinical candidate outside the United States, FLX-787;

•	$0.3 million increase in salaries expense related to increased headcount; and

•
$0.4 million decrease in stock-based compensation expense, primarily due to the impact of the lower current year stock price on the revaluation of non-employee stock awards, partially offset by current quarter stock option awards.

Selling, General and Administrative Expenses
Selling, general and administrative expenses were $5.1 million for the three months ended March 31, 2016 compared to $3.2 million for the three months ended March 31, 2015. The increase of $1.9 million was primarily related to:

•
$0.9 million of increased personnel costs including salaries and other compensation-related costs, including stock-based compensation, as we added personnel to support the launch of our consumer brand with a cornerstone product, as well as additional administrative personnel hired to support our growth and increased activities;

•
$0.8 million of increased external costs related to developing our consumer brand and cornerstone consumer product, including brand development and strategy costs, marketing and promotional costs and pre-launch activities. These costs increased in the current quarter in advance of the consumer launch in the second quarter of 2016;

•	$0.1 million of increased external consulting costs incurred to supplement our general and administrative personnel due to increased personnel and activity; and

•	$0.1 million increase in other costs, including professional service fees such as legal costs, due to increased activity versus the prior year.
Liquidity and Capital Resources
Overview
Since inception, we have incurred an operating loss and we anticipate that we will continue to incur operating losses for at least the next several years. To date, we have not generated any revenues. We expect that our research and development and selling, general and administrative expenses will continue to increase, and we will incur significant sales and marketing expense associated with the launch and commercialization of our consumer brand with our cornerstone consumer product. As a result, we will need additional capital to fund our operations, which we may raise through a combination of equity offerings, debt financings, other third-party funding, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements.
Since our inception, we have financed our operations through private placements of equity securities and our IPO, which we completed in February 2015. As of March 31, 2016, we had $84.4 million in cash, cash equivalents and marketable securities, which were held in bank deposit accounts, money market funds, corporate debt and U.S. government agency securities.
Sources of Liquidity
Cash Flows

	Three Months Ended March 31, 2016	Three Months Ended March 31, 2015
Net cash (used in) provided by:
Operating activities	$(9,173,624)	$(4,140,734)
Investing activities	(3,521,036)	(26,395)
Financing activities	7,594	80,835,430
Net (decrease) increase in cash and cash equivalents	$(12,687,066)	$76,668,301

Operating Activities

The increase in cash used in operations for the three months ended March 31, 2016 compared to the three months ended March 31, 2015 was primarily due to our significant increase in operations. For the three months ended March 31, 2016, we incurred increased costs related to our personnel, increased costs related to our research and development efforts including clinical study costs, increased costs associated with our consumer product development and launch efforts and increased costs needed to support our operations.
Investing Activities
Net cash used in investing activities for the three months ended March 31, 2016 related to $3.4 million of net purchases and sales of marketable securities. We did not hold any marketable securities during the three months ended March 31, 2015. Property and equipment acquisitions increased $0.1 million primarily related to manufacturing equipment used to produce our consumer product.
Financing Activities
Net cash provided by financing activities was $7,594 during the three months ended March 31, 2016 compared to $80.8 million for the three months ended March 31, 2015. During the three months ended March 31, 2015, we completed our IPO, which resulted in net proceeds of $79.9 million.
As of March 31, 2016, we had no long-term debt.
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
Our primary uses of capital are, and we expect will continue to be, compensation and related expenses, clinical costs, third-party research and development costs, legal and other regulatory expenses, manufacturing, marketing, promotion and selling costs related to our consumer brand and products, external consulting costs and general administrative and overhead costs. Our future funding requirements will be heavily reliant upon the resources required to support our drug product candidates as well as our consumer brand and products.
Pre-Clinical Drug Product Candidates
The successful development of any drug product candidate is highly uncertain. As such, at this time, we cannot reasonably estimate or know the nature, timing and costs of the efforts that will be necessary to complete the development of our future drug product candidates. We are also unable to predict when, if ever, material net cash inflows will commence from the sale of drug product candidates. This is due to the numerous risks and uncertainties associated with developing drug products, including the uncertainty of:

•	successfully enrolling, and completing, clinical studies and trials;

•	receiving marketing approvals from applicable regulatory authorities;

•	establishing arrangements with third-party manufacturers;

•	obtaining and maintaining patent and trade secret protection and regulatory exclusivity; and

•	launching commercial sales of our products, if and when approved, whether alone or in collaboration with others.
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
Our future funding requirements will be impacted by our ability to successfully launch and grow our consumer brand and products. Delays or unexpected costs related to the consumer brand and cornerstone product launch and growth plans could significantly change the costs and the timing of such costs associated with our consumer products
Outlook
Based on our research and development plans, our consumer brand and cornerstone product launch plans and our expectations of timing related to the progress of our clinical programs, we expect that our existing cash resources and marketable securities will enable us to fund our costs and expenses and capital expenditure requirements through mid-2018. We have based this estimate on assumptions that may prove to be wrong, however, and we could use our capital resources sooner than we expect. Additionally, the process of testing drug product candidates in clinical trials is costly, as are the resources required to launch a consumer brand and products, and the timing of progress of these efforts is uncertain.
Contractual Obligations
There have been no material changes to our contractual obligations from those described in our Annual Report on Form 10-K for the year ended December 31, 2015.
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
There have been no material changes to our critical accounting policies from those described in "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in our Annual Report on Form 10-K for the year ended December 31, 2015, other than as noted below.

Inventory
Inventory consists of costs related to the manufacture of our cornerstone consumer product, which is produced for us by a co-packer.
Beginning in the first quarter of 2016, we began to capitalize inventory costs associated with our cornerstone consumer product when it was determined that the inventory had a probable future economic benefit. Inventory is stated at the lower of cost or estimated net realizable value, on a first-in, first-out, or FIFO, basis. We periodically analyze our inventory levels, and write down inventory that has become obsolete, that has a cost basis in excess of its estimated realizable value or exceeds projected sales.
We may need to record additional inventory write-downs in the future which will vary based upon factors such as inventory levels, production levels, projected sales of our consumer product and shelf-lives of our inventory components. Our cornerstone consumer product is expected to have a 12 month shelf life upon launch. If we are not successful in generating sufficient levels of sales from our consumer product or if our other estimates prove to be inaccurate, additional inventory write-downs may be required.
During the first quarter of 2016, we recorded an inventory write-down of excess inventory totaling $0.2 million, based upon our analysis of projected sales, a 12 month product shelf life and production requirements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates. As of March 31, 2016, we had cash, cash equivalents and marketable securities of $84.4 million. We invest our cash in a variety of financial instruments, principally money market funds, U.S. government securities, investment-grade corporate notes and commercial paper. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Available for sale securities that we invest in are subject to interest rate risk and may fall in value if market interest rates increase. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our portfolio.

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

As of March 31, 2016, we have evaluated, under the supervision and with the participation of our management, including the chief executive officer and the principal financial and accounting officer, the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based upon our evaluation, the chief executive officer and the principal financial and accounting officer concluded that our disclosure controls and procedures were effective. Accordingly, management believes that the condensed consolidated financial statements included in this report fairly present in all material respects our consolidated financial condition, results of operations and cash flow for the periods presented

Changes in Internal Control over Financial Reporting

During the three months ended March 31, 2016, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings
We are not currently a party to any material legal proceedings.

Item 1A.	Risk Factors
You should carefully review and consider the information regarding certain factors that could materially affect our business, financial condition or future results set forth under Item 1A. (Risk Factors) in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

There have been no material changes to the risk factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, except as follows:

Risks Related to Our Business Operations and Industry

We depend on third party manufacturers and suppliers, including sole source manufacturers and suppliers, for our consumer product. We may not be able to maintain these relationships and could experience supply disruptions outside of our control.

We rely on a network of third-party manufacturers to supply materials and manufacture our cornerstone consumer product. Our supply chain for sourcing raw materials and manufacturing is a multi-step endeavor. Third-party contract suppliers provide us with raw materials, and our co-packer converts these raw materials into finished goods available for sale. Establishing and managing this supply chain requires a significant financial commitment and the creation and maintenance of numerous third-party contractual relationships. Although we attempt to effectively manage the business relationships with companies in our supply chain, we do not have control over their operations. As a result of our reliance on these third-party manufacturers and suppliers, including a sole source co-packer and sole source suppliers of certain components of our consumer product, we could be subject to significant supply disruptions.

We currently rely, and expect to continue to rely, on a sole source third-party co-packer to manufacture, bottle and package our consumer product and have entered into a production agreement with this co-packer. We rely on other third-parties as the sole source of the raw materials for our consumer product and we have not yet entered into long term arrangements with these suppliers. There can be no assurance any of our sole source third-party manufacturers and suppliers will meet our commercial demands in a timely manner or that we will be to identify and establish relationships with qualified additional or back-up suppliers and manufacturers. Any supply or manufacturing disruptions could disrupt the sales of our consumer product, which could have a material, adverse impact on our business.

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

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits
EXHIBIT INDEX

Exhibit number		Description of Document

3.1	(1)	Amended and Restated Certificate of Incorporation of the Registrant.

3.2	(1)	Amended and Restated Bylaws of the Registrant.

4.1	(2)	Form of Common Stock Certificate of the Registrant.

4.2	(2)	Amended and Restated Investors' Rights Agreement, dated July 23, 2014, by and among the Registrant and certain of its stockholders.

10.1	†	Production Agreement with Aseptic Solutions USA, LLC ("Aseptic") and Flex Innovation Group LLC, a wholly owned subsidiary of the Registrant.

31.1		Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

31.2		Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

32.1		Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(b) or 15d-14(b) of the Exchange Act and 18 U.S.C. Section 1350.

101
The following materials from Flex Pharma, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, formatted in XBRL (eXtensible Business Reporting Language):(i) Unaudited Condensed Consolidated Balance Sheets, (ii) Unaudited Condensed Consolidated Statements of Operations (iii) Unaudited Condensed Consolidated Statements of Comprehensive Loss, (iv) Unaudited Condensed Consolidated Statements of Cash Flows, and (v) Notes to Unaudited Condensed Consolidated Financial Statements.

(1) Incorporated by reference to the Registrant's Current Report on Form 8-K, filed with the SEC on February 9, 2015.
(2) Incorporated by reference to the Registrant's Registration Statement on Form S-1 (File No. 333-201276), as amended.
† Confidential treatment requested under 17 C.F.R. ß200.80(b)(4) and Rule 24b-2. The confidential portions of this exhibit have been omitted and are marked accordingly. The confidential portions have been provided separately to the SEC pursuant to the confidential treatment request.

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
Date: May 4, 2016