Form 10-Q
period 2016-09-30
Flex Pharma, Inc.
filed 2016-11-02
CIK 1615219

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
OR
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

As of October 28, 2016, there were 17,970,590 shares of common stock outstanding.

FLEX PHARMA, INC.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements that involve substantial risks and uncertainties. All statements, other than statements related to present facts or current conditions or historical facts, contained in this Quarterly Report on Form 10-Q, including statements regarding our strategy, future operations, future financial position, projected costs, potential indications for our drug product candidates, expectations regarding the development of our drug product candidates and the commercial prospects of our consumer product, the expected timing for the reporting of data from ongoing and future studies, prospects, plans and objectives of management, are forward looking statements. The words "anticipate," "believe," "estimate," "expect," "intend," "may," "plan," "predict," "project," "target," "potential," "will," "would," "could," "should," "continue" and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words.

Forward-looking statements are not guarantees of future performance and our actual results could differ materially from the results discussed in the forward-looking statements. Factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, the status, timing, costs, results and interpretation of our clinical studies; the uncertainties inherent in conducting clinical studies; results from our ongoing and planned pre-clinical development; expectations of our ability to make regulatory filings and obtain and maintain regulatory approvals; our ability to develop and commercialize our consumer products; anticipated positioning and attributes of our consumer products; results of early clinical studies as indicative of the results of future trials; availability of funding sufficient for our foreseeable and unforeseeable operating expenses and capital expenditure requirements; other matters that could affect the availability or commercial potential of our consumer or drug product candidates; the inherent uncertainties associated with intellectual property; and other factors discussed in this Quarterly Report on Form 10-Q, our Annual Report on Form 10-K for the year ended December 31, 2015 and other filings with the Securities and Exchange Commission, or SEC.

As a result of these and other factors, we may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. We do not assume any obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

FLEX PHARMA, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	September 30, 2016	December 31, 2015

Assets
Current assets:
Cash and cash equivalents	$27,829,591	$66,686,695
Marketable securities	39,504,263	24,652,348
Accounts receivable	21,787	—
Inventory	230,778	—
Prepaid expenses and other current assets	1,554,270	908,574
Total current assets	69,140,689	92,247,617
Marketable securities	—	2,312,949
Property and equipment, net	619,371	382,437
Other assets	64,800	—
Restricted cash	126,595	126,835
Total assets	$69,951,455	$95,069,838
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$1,256,889	$875,646
Accrued expenses and other current liabilities	2,549,443	1,947,374
Deferred revenue	81,399	—
Deferred rent, current portion	25,351	24,381
Total current liabilities	3,913,082	2,847,401
Deferred rent, net of current portion	10,561	14,587
Other long term liabilities	—	15,442
Total liabilities	3,923,643	2,877,430
Stockholders' equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized at September 30, 2016 and December 31, 2015; none issued or outstanding at September 30, 2016 and December 31, 2015	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized at September 30, 2016 and December 31, 2015; 17,970,590 and 17,943,880 shares issued at September 30, 2016 and December 31, 2015, respectively, and 16,518,347 and 15,741,618 shares outstanding at September 30, 2016 and December 31, 2015, respectively	1,652	1,574
Additional paid-in capital	134,757,066	129,367,978
Accumulated other comprehensive income (loss)	14,672	(24,654)
Accumulated deficit	(68,745,578)	(37,152,490)
Total stockholders' equity	66,027,812	92,192,408
Total liabilities and stockholders' equity	$69,951,455	$95,069,838

See accompanying notes to condensed consolidated financial statements.

FLEX PHARMA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended September 30, 2016	Three Months Ended September 30, 2015	Nine Months Ended September 30, 2016	Nine Months Ended September 30, 2015
Net product revenue	$586,134	$—	$698,819	$—
Other revenue	12,940	—	12,940	—
Total revenue	599,074	—	711,759	—
Costs and expenses:
Cost of product revenue	221,090	—	529,041	—
Research and development	5,665,357	3,445,200	16,147,357	9,440,324
Selling, general and administrative	5,447,847	4,722,281	15,937,326	11,842,896
Total costs and expenses	11,334,294	8,167,481	32,613,724	21,283,220
Loss from operations	(10,735,220)	(8,167,481)	(31,901,965)	(21,283,220)
Interest income, net	97,726	14,637	308,877	34,397
Net loss	$(10,637,494)	$(8,152,844)	$(31,593,088)	$(21,248,823)
Net loss attributable to common stockholders	$(10,637,494)	$(8,152,844)	$(31,593,088)	$(21,248,823)
Net loss per share attributable to common stockholders — basic and diluted	$(0.65)	$(0.53)	$(1.96)	$(1.57)
Weighted-average number of common shares outstanding — basic and diluted	16,361,617	15,290,435	16,104,510	13,520,438

See accompanying notes to condensed consolidated financial statements.

FLEX PHARMA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (Unaudited)

	Three Months Ended September 30, 2016	Three Months Ended September 30, 2015	Nine Months Ended September 30, 2016	Nine Months Ended September 30, 2015
Net loss	$(10,637,494)	$(8,152,844)	$(31,593,088)	$(21,248,823)
Other comprehensive gain (loss):
Unrealized gain (loss) on available-for-sale securities	(24,818)	(3,676)	39,326	(3,676)
Comprehensive loss	$(10,662,312)	$(8,156,520)	$(31,553,762)	$(21,252,499)

See accompanying notes to condensed consolidated financial statements.

FLEX PHARMA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended September 30, 2016	Nine Months Ended September 30, 2015
Operating activities
Net loss	$(31,593,088)	$(21,248,823)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	165,373	36,798
Stock-based compensation expense	5,367,070	4,892,998
Amortization and accretion on investments	117,236	1,192
Changes in operating assets and liabilities:
Restricted cash	240	(27)
Accounts receivable	(21,787)	—
Inventory	(109,701)	—
Prepaid expenses and other current assets	(645,696)	(715,105)
Other assets	(64,800)	(35,200)
Accounts payable	321,460	433,354
Accrued expenses and other current liabilities	647,455	1,339,165
Deferred revenue	81,399	—
Deferred rent	(3,056)	(13,161)
Other long term liabilities	(15,442)	—
Net cash used in operating activities	(25,753,337)	(15,308,809)
Investing activities
Purchases of marketable securities	(28,086,686)	(21,002,641)
Proceeds from maturities and sales of marketable securities	15,469,810	10,998,295
Purchases of property and equipment	(508,987)	(223,265)
Net cash used in investing activities	(13,125,863)	(10,227,611)
Financing activities
Proceeds from IPO, net of offering costs	—	80,435,430
Proceeds from exercise of common stock	22,096	6,372
Proceeds from early exercise of common stock	—	400,000
Net cash provided by financing activities	22,096	80,841,802
Net (decrease) increase in cash and cash equivalents	(38,857,104)	55,305,382
Cash and cash equivalents at beginning of period	66,686,695	33,854,153
Cash and cash equivalents at end of period	$27,829,591	$89,159,535
Supplemental cash flow information
Inventory purchases included in accounts payable and accrued expense at September 30, 2016	$121,077	$—
Property and equipment purchases included in accrued expense at December 31, 2015 and 2014	$106,680	$21,000
Property and equipment purchases included in accounts payable at September 30, 2015	$—	$5,070
IPO issuance costs included in accounts payable and accrued expenses at December 31, 2014	$—	$499,549
IPO issuance costs paid in cash through December 31, 2014	$—	$575,245

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

In the second quarter of 2016, the Company launched its consumer brand and cornerstone consumer product, HOTSHOTTM, which is intended to prevent and treat exercise-associated muscle cramps. HOTSHOT is sold directly to consumers via e-commerce on the Company's branded website and is also sold to a select number of specialty retailers and sports teams.

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
Liquidity
The Company has incurred an accumulated deficit of $68,745,578 since inception and will require substantial additional capital to fund its research and development and commercialization and growth of its consumer brand and HOTSHOT. The Company had unrestricted cash, cash equivalents and marketable securities of $67,333,854 at September 30, 2016. The Company believes its existing cash, cash equivalents and marketable securities will be sufficient to allow the Company to fund its current operating plan for at least the next 12 months.
2. Summary of significant accounting policies and recent accounting pronouncements
The accompanying unaudited condensed consolidated financial statements reflect the application of certain significant accounting policies as described below and elsewhere in these notes to the condensed consolidated financial statements. As of September 30, 2016, the Company’s significant accounting policies, which are detailed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015 (the “2015 10-K”), have not changed, other than as noted below.
Revenue

Revenue is comprised of net product revenue and other revenue. Net product revenue includes sales of HOTSHOT finished goods to e-commerce customers, specialty retailers and sports teams. Other revenue consists of payments made by customers for expedited shipping and handling, which the Company began offering during the third quarter of 2016. Revenue is recognized when persuasive evidence of an arrangement exists, delivery of the product has occurred, the sales price is fixed or determinable and collectibility is reasonably assured. For sales through September 30, 2016, the Company issued refunds to e-commerce customers, upon request, within 21 days of shipment. As the Company currently does not have adequate history to accurately estimate refunds, all e-commerce sales, and their related costs, are deferred and revenue is recognized once the refund period lapses. For specialty retailers and sports teams, the Company does not offer a right of return or refund and revenue is recognized at the time products are delivered to customers.
Discounts provided to customers are accounted for as a reduction of net product revenue.
Net product revenue and other revenue are presented net of taxes collected from customers and remitted to governmental authorities.
The Company had no customers that represented greater than 10% of total revenue during the three and nine months ended September 30, 2016. All revenue was generated from sales within the United States.
Accounts receivable and allowance for doubtful accounts
Accounts receivable are stated at their carrying values, net of any allowances for doubtful accounts. Accounts receivable consist primarily of amounts due from specialty retailers and sports teams, for which collectibility is reasonably assured. Receivables are evaluated for collectibility on a regular basis and an allowance for doubtful accounts is recorded, if necessary. No allowance for doubtful accounts was deemed necessary at September 30, 2016.
Cost of product revenue
Cost of product revenue includes the cost of raw materials utilized to produce HOTSHOT, co-packing fees, repacking fees, in-bound freight charges and warehouse and transportation costs incurred to bring HOTSHOT finished goods to salable condition. All other costs incurred after this condition is met are considered selling costs and included in selling, general and administrative expenses. Cost of product revenue also includes write-offs for inventory that has become obsolete, has a cost basis in excess of its estimated realizable value, or exceeds projected sales, as well as depreciation expense related to manufacturing equipment purchased to support production.
Inventory
The Company launched HOTSHOT in the second quarter of 2016 and began capitalizing inventory costs associated with HOTSHOT in the first quarter of 2016, when it was determined that the inventory costs had probable future economic benefit. Inventory is stated at the lower of cost or estimated net realizable value, on a first-in, first-out ("FIFO") basis.
The Company outsources the manufacture of HOTSHOT to a co-packer. Inventory at September 30, 2016 includes raw materials available for future production runs, as well as finished goods.
The Company periodically analyzes its inventory levels and writes down inventory that has become obsolete, has a cost basis in excess of its estimated realizable value, or exceeds projected sales. Estimates of excess inventory consider factors such as inventory levels, production requirements, projected sales and the estimated shelf-lives of inventory components. Inventory write-offs are recorded as a component of cost of product revenue.
Advertising expense
Advertising expense consists of media and production costs related to print and digital advertising. All advertising is expensed as incurred. Total advertising expenses are included in selling, general and administrative and were approximately $1,154,000 and $2,580,000 for the three and nine months ended September 30, 2016, respectively.
Shipping and handling costs

Shipping and handling costs related to the movement of inventory to the Company's co-packer and from the co-packer to the Company's third party warehousing partner is capitalized as inventory and expensed as a cost of product revenue when revenue is recognized. Shipping and handling costs to move finished goods from the Company's warehousing partner to the Company's third party fulfillment partner or to customer locations are included in selling, general and administrative expenses in the condensed consolidated statement of operations, and were approximately $98,000 and $126,000 for the three and nine months ended September 30, 2016, respectively. There were no such costs in 2015 as the Company had not yet launched HOTSHOT.
Unaudited interim financial information

Certain information and footnote disclosures normally included in the Company’s annual financial statements have been condensed or omitted. Accordingly, these interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the 2015 10-K.

The condensed consolidated financial statements as of September 30, 2016, for the three and nine months ended September 30, 2016 and September 30, 2015, and the related information contained within the notes to the condensed consolidated financial statements, are unaudited. The unaudited condensed consolidated financial statements have been prepared on the same basis as annual audited consolidated financial statements, and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of the Company’s condensed consolidated financial position as of September 30, 2016, and the statements of operations, comprehensive loss and cash flows for the three and nine month periods ended September 30, 2016 and 2015. The results for the three and nine months ended September 30, 2016 are not necessarily indicative of results to be expected for the year ending December 31, 2016, or any other future annual or interim periods.
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
Basis of presentation and use of estimates
The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States ("GAAP"). Any reference in these notes to applicable guidance is meant to refer to the authoritative United States generally accepted accounting principles as found in the Accounting Standards Codification ("ASC") and Accounting Standards Update ("ASU") of the Financial Accounting Standards Board ("FASB"). The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. On an ongoing basis, the Company's management evaluates its estimates, which include, but are not limited to, estimates related to clinical study accruals, estimates related to inventory realizability, stock-based compensation expense and amounts of expenses during the reported period. The Company bases its estimates on historical experience and other market-specific or other relevant assumptions that it believes to be reasonable under the circumstances. Actual results may differ from those estimates or assumptions.
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

Concentration of risk
The Company outsources the manufacture of HOTSHOT to a single co-packer that produces bottled finished goods. The Company also sources certain raw materials from sole suppliers. A disruption in the supply of materials or the production of finished goods could significantly impact the Company's revenues in the future as alternative sources of raw materials and co-packing may not be available at commercially reasonable rates or within a reasonably short period of time.
Recent accounting pronouncements

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). The ASU provides for a single comprehensive model for use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance. The accounting standard is effective for interim and annual periods beginning after December 15, 2016 with no early adoption permitted. In July 2015, the FASB deferred the effective date of this accounting update to annual periods beginning after December 15, 2017, along with an option to permit early adoption as of the original effective date. The Company is required to adopt the amendments in the ASU using one of two acceptable methods: retrospectively to all prior reporting periods presented, with certain practical expedients permitted; or retrospectively with the cumulative effect of initially adopting the ASU recognized at the date of initial application. In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers, Principal versus Agent Considerations (Reporting Revenue Gross versus Net), clarifying the implementation guidance on principal versus agent considerations. Specifically, an entity is required to determine whether the nature of a promise is to provide the specified good or service itself (that is, the entity is a principal) or to arrange for the good or service to be provided to the customer by the other party (that is, the entity is an agent). The determination influences the timing and amount of revenue recognition. The effective date and transition requirements for ASU 2016-08 are the same as the effective date and transition requirements for ASU 2014-09. The Company is currently evaluating the impact of the guidance related to the Company's launch of HOTSHOT, and does not expect the impact to be material.

In August 2014, the FASB issued ASU No. 2014-15 Presentation of Financial Statements - Going Concern (Subtopic 205-40). The ASU requires management of public and private companies to evaluate whether there is substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued. Management’s evaluation should be based on relevant conditions and events that are known and reasonably knowable at the date that the financial statements are issued. If conditions or events raise substantial doubt about an entity’s ability to continue as a going concern, and substantial doubt is not alleviated after consideration of management’s plans, an entity should include a statement in the footnotes indicating that there is substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued. The new standard is effective for annual periods ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. The Company has concluded that if this standard had been adopted as of September 30, 2016, no additional disclosures would be required.

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

In August 2016, the FASB issued ASU No. 2016-15 Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. The update amends the guidance in ASU 230 Statement of Cash Flows, and clarifies how entities should classify certain cash receipts and cash payments on the statement of cash flows with the objective of reducing the existing diversity in practice related to eight specific cash flow issues. The amendments in this update are effective for annual periods beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted. The Company does not expect the adoption of ASU 2016-15 to have a material impact on its consolidated financial statements.

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
The following tables summarize the cash equivalents and marketable securities measured at fair value on a recurring basis as of September 30, 2016 and December 31, 2015:

	Level 1	Level 2	Level 3	Balance as of September 30, 2016
Cash equivalents	$20,697,042	$—	$—	$20,697,042
Marketable securities:
Corporate debt securities	—	11,418,230	—	11,418,230
U.S. government agency securities	—	28,086,033	—	28,086,033
	$20,697,042	$39,504,263	$—	$60,201,305

	Level 1	Level 2	Level 3	Balance as of December 31, 2015
Cash equivalents	$58,575,348	$1,410,322	$—	$59,985,670
Marketable securities:
Corporate debt securities	—	26,965,297	—	26,965,297
	$58,575,348	$28,375,619	$—	$86,950,967

Cash equivalents and marketable securities have been initially valued at the transaction price and subsequently valued, at the end of each reporting period, utilizing third-party pricing services or other market observable data. The pricing services utilize industry standard valuation models, including both income and market based approaches and observable market inputs to determine value. The majority of the Company's cash equivalents consist of money market funds that are valued based on publicly available quoted market prices for identical securities as of September 30, 2016. After completing its validation procedures, the Company did not adjust or override any fair value carrying amounts as of September 30, 2016.
The Company evaluates transfers between levels at the end of each reporting period. There were no transfers of assets or liabilities between Level 1 and Level 2 during the nine months ended September 30, 2016 or the year ended December 31, 2015. The Company had no financial assets or liabilities that were classified as Level 3 at any time during the nine months ended September 30, 2016 or the year ended December 31, 2015.
4. Cash equivalents and marketable securities
The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents. Cash equivalents as of September 30, 2016 and December 31, 2015 consisted of money market funds.
Marketable securities as of September 30, 2016 consisted of corporate debt securities and U.S. government agency securities. Marketable securities as of December 31, 2015 consisted of corporate debt securities. Management determines the appropriate classification of the securities at the time they are acquired and evaluates the appropriateness of such classifications at each balance sheet date. The Company classifies its marketable securities as available-for-sale pursuant to ASC 320, Investments – Debt and Equity Securities. Marketable securities are recorded at fair value, with unrealized gains and losses included as a component of accumulated other comprehensive income (loss) in stockholders’ equity and a component of total comprehensive income (loss) in the condensed consolidated statement of comprehensive income (loss), until realized. Realized gains and losses are included in investment income on a specific-identification basis. There were immaterial realized gains on marketable securities during the three and nine months ended September 30, 2016 and 2015.
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
Marketable securities at September 30, 2016 and December 31, 2015 consisted of the following:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
As of September 30, 2016
Current (due within 1 year):
Corporate debt securities	$11,418,571	$334	$(675)	$11,418,230
U.S. government agency securities	28,071,020	17,937	(2,924)	28,086,033
Total	$39,489,591	$18,271	$(3,599)	$39,504,263

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
As of December 31, 2015
Current (due within 1 year):
Corporate debt securities	$24,666,607	$1,878	$(16,137)	$24,652,348
Noncurrent (due after 1 year through 5 years):
Corporate debt securities	2,323,344	—	(10,395)	2,312,949
Total	$26,989,951	$1,878	$(26,532)	$26,965,297
At September 30, 2016, all investments held by the Company were classified as current. The Company had $24,652,348 of marketable securities classified as current and $2,312,949 of marketable securities classified as noncurrent as of December 31, 2015. Investments classified as current have maturities of less than one year. Investments classified as noncurrent are those that (i) have a maturity greater than one year and (ii) management does not intend to liquidate within the next year, although these funds are available for use and therefore classified as available-for-sale.
The Company held four and eleven debt securities that were in an unrealized loss position at September 30, 2016 and December 31, 2015, respectively, all of which have been in a continuous loss position for less than 12 months. The aggregate fair value of debt securities in an unrealized loss position was $10,604,705 and $24,967,915 at September 30, 2016 and December 31, 2015, respectively. There were no individual securities that were in a significant unrealized loss position as of September 30, 2016 or December 31, 2015. The Company evaluated its securities for other-than-temporary impairment and no marketable securities were considered to be other-than-temporarily impaired as of September 30, 2016.
5. Inventory
The Company began capitalizing inventory as of March 31, 2016, when it was determined that the inventory had a probable future economic benefit. Inventory has been recorded at cost as of September 30, 2016. Costs capitalized at September 30, 2016 relate to finished goods from the initial production run of HOTSHOT, as well as raw materials to be used in the second production run, planned for the fourth quarter of 2016. The Company held no inventory at December 31, 2015.
The following table presents inventory:

	September 30, 2016	December 31, 2015
Raw materials	$158,239	$—
Finished goods	72,539	—
Total inventory	$230,778	$—

In the first quarter of 2016, the Company wrote off materials purchased for the initial production run of HOTSHOT finished goods that, upon completion, were not expected to be sold based upon projected sales, estimated product shelf life, the number of units produced and production level requirements. The initial production run of HOTSHOT finished goods was completed in the second quarter of 2016, at which time the Company wrote off production costs incurred for those finished goods that were not expected to be sold. During the third quarter of 2016, the Company wrote off additional finished goods that are not expected to be sold based on shelf life requirements and the Company's next production run, which is planned to take place during the fourth quarter of 2016. Write-offs totaled $32,734 and $258,684 for the three and nine months ended September 30, 2016, respectively, and are included in cost of product revenue in the accompanying condensed consolidated statement of operations.
The cost of product revenue related to deferred revenue is capitalized and recorded as cost of product revenue at the time the revenue is recognized.
6. Accrued expenses and other current liabilities
Accrued expenses and other current liabilities consisted of the following:

	September 30, 2016	December 31, 2015
Payroll and employee-related costs	$1,411,663	$1,299,248
Research and development costs	767,327	307,666
Professional fees	211,805	129,625
Consumer product-related costs	130,679	198,887
Other	27,969	11,948
Total	$2,549,443	$1,947,374

7. Common stock
As of September 30, 2016, the Company had authorized 100,000,000 shares of common stock, $0.0001 par value per share. Each share of common stock is entitled to one vote. The holders of common stock are also entitled to receive dividends whenever funds are legally available and when declared by the board of directors. The Company does not intend to declare dividends for the foreseeable future.
Restricted common stock to founders
In March 2014, the Company sold 4,553,415 shares of restricted common stock to the founders of the Company ("recipients"), for $0.0004 per share, for total proceeds of $1,950. In April 2014, based upon anti-dilution provisions granted to the recipients, an additional 867,314 shares of restricted common stock were sold to the same recipients, after which the anti-dilution provisions were terminated. The restricted common stock vested 25% upon issuance, and the remaining 75% vests ratably over four years, during which time the Company has the right to repurchase the unvested shares held by a recipient if the relationship between such recipient and the Company ceases. If the relationship terminates, the Company has 90 days to repurchase unvested shares at $0.0004 per share. Such shares are not accounted for as outstanding until they vest. There were 3,980,695 shares of restricted common stock outstanding as of September 30, 2016. Unvested restricted common stock awards to non-employees are re-measured at each vest date and each financial reporting date.
The following is a summary of restricted common stock activity:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2015	2,202,262	$0.10
Issued	—	—
Vested	(762,228)	0.10
Unvested at September 30, 2016	1,440,034	$0.10

Restricted common stock to consultants
During the nine months ended September 30, 2016, the Company issued 18,194 shares of restricted common stock to non-employee consultants and advisors. The Company has the right to repurchase any unvested shares held by a recipient if the relationship between such recipient and the Company ceases. If the relationship terminates, the Company has 90 days to repurchase unvested shares at $0.0001 per share. Such shares are not accounted for as outstanding until they vest. There were 5,985 shares of restricted common stock issued to consultants outstanding as of September 30, 2016. Unvested restricted common stock awards to non-employees are re-measured at each vest date and each financial reporting date.
The following is a summary of restricted common stock activity:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2015	—	$—
Issued	18,194	9.51
Vested	(5,985)	9.25
Unvested at September 30, 2016	12,209	$9.63

8. Stock-based compensation
In March 2014, the Company adopted the Flex Pharma, Inc. 2014 Equity Incentive Plan (the "2014 Plan"), under which it had the ability to grant incentive stock options ("ISOs"), non-qualified stock options, restricted stock awards, restricted stock units and stock appreciation rights to purchase up to 116,754 shares of common stock. In April 2014, the Company amended the 2014 Plan to reserve for the issuance of up to 1,451,087 shares of common stock pursuant to equity awards. In September 2014, the Company further amended the 2014 Plan to reserve for the issuance of up to 2,070,200 shares of common stock pursuant to equity awards. Terms of stock award agreements, including vesting requirements, were determined by the board of directors, subject to the provisions of the 2014 Plan. For options granted under the 2014 Plan, the exercise price equaled the fair market value of the common stock as determined by the board of directors on the date of grant. No further awards will be granted under the 2014 Plan.
In January 2015, the Company's board of directors adopted, and the Company's stockholders approved, the 2015 Equity Incentive Plan (the "2015 Plan"), which became effective immediately prior to the closing of the Company's IPO. The 2015 Plan provides for the grant of ISOs, nonstatutory stock options, restricted stock awards, restricted stock units, stock appreciation rights, performance-based stock awards and other stock-based awards. Additionally, the 2015 Plan provides for the grant of performance-based cash awards. ISOs may be granted only to the Company's employees. All other awards may be granted to the Company's employees, including officers, and to non-employee directors and consultants. As of September 30, 2016, there were 402,326 shares remaining available for the grant of stock awards under the 2015 Plan.
The Company has awarded stock options to its employees, directors, advisors and consultants, pursuant to the plans described above. Stock options subsequent to the completion of the Company's IPO are granted with an exercise price equal to the closing market price of the Company's common stock on the date of grant. Stock options generally vest over one to four years and have a contractual term of ten years. Stock options are valued using the Black-Scholes option pricing model and compensation cost is recognized based on the resulting value over the service period. Unvested awards to non-employees are re-measured at each vest date and at each financial reporting date. The following table summarizes stock option activity for employees and non-employees for the nine months ended September 30, 2016:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2015	1,824,973	$8.34
Granted	759,820	10.04
Exercised	(8,516)	2.59
Cancelled or forfeited	(256,030)	11.99
Outstanding at September 30, 2016	2,320,247	$8.51	8.37	$9,167,034
Exercisable at September 30, 2016	773,252	$7.31	8.05	$4,216,112
Vested or expected to vest at September 30, 2016	2,161,668	$8.69	7.99	$8,229,864

Total stock-based compensation expense recognized for employee and non-employee restricted common stock, and stock options granted to employees and non-employees is included in the Company's condensed consolidated statement of operations as follows:

	Three Months Ended September 30, 2016	Three Months Ended September 30, 2015	Nine Months Ended September 30, 2016	Nine Months Ended September 30, 2015
Research and development	$783,603	$617,476	$2,063,764	$2,429,769
Selling, general and administrative	1,076,985	889,203	3,303,306	2,463,229
Total	$1,860,588	$1,506,679	$5,367,070	$4,892,998

As of September 30, 2016, there was approximately $14,469,895 of total unrecognized compensation cost related to unvested equity awards. Total unrecognized compensation cost will be adjusted for the re-measurement of non-employee awards as well as future changes in employee and non-employee forfeitures, if any. The Company expects to recognize that cost over a remaining weighted-average period of 2.10 years.
In November 2015, the Company granted 150,000 performance-based stock options to an employee, which would have vested upon the achievement of certain future revenue milestones. During the third quarter of 2016, these options were cancelled in conjunction with an employment termination agreement. The vesting conditions had not previously been considered probable, and no stock-based compensation expense was recorded related to this award.
In May 2016, in connection with an amendment to an employment agreement, the Company recorded stock-based compensation expense for a modification to an option award that totaled approximately $227,000. In August 2016, in connection with an employment termination agreement, the Company recorded stock-based compensation expense for a modification to an option award that totaled approximately $58,000.
Employee stock purchase plan
In January 2015, the Company's board of directors adopted, and the Company's stockholders approved, the 2015 Employee Stock Purchase Plan (the "ESPP"), which became effective upon the date of execution of the underwriting agreement pursuant to which the Company's common stock was priced in connection with the IPO. As of September 30, 2016, the Company had not yet instituted any offering periods under the ESPP and no shares of the Company's common stock have been purchased under the ESPP.
9. Income taxes
Deferred tax assets and deferred tax liabilities are recognized based on temporary differences between the financial reporting and tax basis of assets and liabilities using statutory rates. A valuation allowance is recorded against deferred tax assets if it is more likely than not that some or all of the deferred tax assets will not be realized. Based upon the Company's history of operating losses and the uncertainty surrounding the realization of the favorable tax attributes in future tax returns, the Company has recorded a full valuation allowance against the Company’s otherwise recognizable net deferred tax assets. There was no significant income tax provision or benefit for the three or nine months ended September 30, 2016 or 2015.

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
The following potentially dilutive securities outstanding, prior to the use of the treasury stock method or if-converted method, have been excluded from the computation of diluted weighted-average shares outstanding for the periods indicated, because including them would have had an anti-dilutive impact:

	September 30, 2016	September 30, 2015
Options to purchase common stock	2,320,247	1,342,141
Unvested restricted common stock	1,452,243	2,456,338
Unvested restricted common stock issued upon early exercise of stock options	—	37,064
Total	3,772,490	3,835,543

11. Segment Information
Effective as of the second quarter of 2016 and in connection with the launch of HOTSHOT, the Company operates as two reportable segments:

•	The Consumer Operations segment, which reflects the total revenue and costs and expenses related to HOTSHOT and the Company's consumer operations.

•
The Drug Development segment, which reflects the costs and expenses related to the Company's efforts to develop innovative and proprietary drug products to treat nocturnal leg cramps and muscle cramps and spasms associated with severe neuromuscular conditions.

The Company discloses information about its reportable segments based on the way that the Company's Chief Operating Decision Maker, who the Company has identified as the Chief Executive Officer, and management, organizes segments within the Company for making operating decisions and assessing financial performance. The Company evaluates the performance of its reportable segments based on revenue and operating income or loss. The accounting policies of the segments are the same as those described herein as well as those described in Note 1 to the audited consolidated financial statements in the 2015 Form 10-K. Corporate and unallocated amounts that do not relate to a reportable segment have been allocated to "Corporate". No asset information has been provided for the Company's reportable segments as management does not measure or allocate such assets on a reportable segment basis.
Information for the Company's reportable segments for the three months ended September 30, 2016 and 2015 are as follows:

Three months Ended September 30, 2016	Consumer Operations	Drug Development	Corporate	Consolidated
Total revenue	$599,074	—	—	$599,074
Interest income, net	$—	—	97,726	$97,726
Loss from operations	$2,690,601	5,550,853	2,493,766	$10,735,220

Three months Ended September 30, 2015	Consumer Operations	Drug Development	Corporate	Consolidated
Total revenue	$—	—	—	$—
Interest income, net	$—	—	14,637	$14,637
Loss from operations	$2,578,891	3,258,877	2,329,713	$8,167,481
Information for the Company's reportable segments for the nine months ended September 30, 2016 and 2015 are as follows:

Nine months Ended September 30, 2016	Consumer Operations	Drug Development	Corporate	Consolidated
Total revenue	$711,759	—	—	$711,759
Interest income, net	$—	—	308,877	$308,877
Loss from operations	$8,461,803	15,517,670	7,922,492	$31,901,965

Nine months Ended September 30, 2015	Consumer Operations	Drug Development	Corporate	Consolidated
Total revenue	$—	—	—	$—
Interest income, net	$—	—	34,397	$34,397
Loss from operations	$5,412,144	9,177,410	6,693,666	$21,283,220

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
Results of Operations - An analysis of our financial results comparing the three and nine months ended September 30, 2016 to the three and nine months ended September 30, 2015.
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

In the second quarter of 2016, we launched our consumer brand and cornerstone consumer product, HOTSHOTTM, which is scientifically proven to prevent and treat exercise-associated muscle cramps, or EAMCs. HOTSHOT is sold directly to consumers on our branded website and is also sold to a select number of specialty retailers and sports teams.
We have incurred an operating loss since our inception and we anticipate that we will continue to incur operating losses for at least the next several years. Our net loss was $10.6 million and $31.6 million for the three and nine months ended September 30, 2016 and $8.2 million and $21.2 million for the three and nine months ended September 30, 2015. Our accumulated deficit was $68.7 million as of September 30, 2016. To date, we have financed our operations with net proceeds from the private placement of our preferred stock and our initial public offering. We expect to continue incurring significant research and development expenses related to the development of our drug product candidates and significant selling, general and administrative expenses as we continue to commercialize HOTSHOT. As a result, we will need additional capital to fund our future operations.
Recent Developments
Regulatory and Clinical Update of FLX-787 for Nocturnal Legal Cramps

On October 13, 2016, we issued a press release providing a regulatory and clinical update regarding our nocturnal leg cramps program for our lead drug product candidate, FLX-787. We announced that in September 2016 we received written responses from the U.S. Food and Drug Administration, or FDA, to our pre-Investigational New Drug Application, or IND, meeting request. In its response, FDA indicated that cramp frequency “could be an acceptable primary efficacy endpoint.” FDA also recommended that we utilize a parallel design in a planned IND-opening study due to the potential for confounding clinical results caused by carry-over effects, unblinding and other concerns associated with crossover studies.

In our FLX-787 update, we also announced the results of two exploratory studies in subjects with nocturnal leg cramps, or NLC, as well as the results from a dose-ranging efficacy study using our electrically induced cramp model.

Our first NLC study was a randomized, blinded, controlled, crossover study of 72 subjects (40-79 years of age) who reported suffering from NLC at least four nights per week. Subjects were enrolled at three clinical sites. After an initial two-week placebo run-in period, subjects were randomized to receive orally disintegrating tablets, or ODT, containing either 17 mg of FLX-787 or placebo for three weeks. Subjects were then crossed over to the other treatment for an additional three weeks. Preliminary analysis of the entire crossover data set did not demonstrate a statistically significant difference versus placebo on the pre-specified endpoints of muscle cramp frequency or cramp-free nights. However, when data from one site is excluded and analysis is restricted to patients from the two other sites (n=37), FLX-787 shows a strong trend on muscle cramp frequency versus placebo (p=0.06) during the initial two-week parallel design portion of the study as compared to the baseline run-in period, despite the limited data set not being adequately powered to show statistical significance. We continue to analyze the data between the sites to determine whether concerns regarding the data at the excluded site are meaningful. FLX-787 was well-tolerated in the study, with no serious adverse events reported.

Our second NLC study was conducted to help inform the optimal dose and design of the Phase 2 clinical trial we expect to begin next year. This study was a sequential, multiple crossover study to generate safety and efficacy data in subjects exposed to different formulations and dosages of FLX-787. The 29 subjects in this study had participated in the prior NLC crossover study with our extract formulation. In this study of FLX-787, the subjects received liquid or ODT formulations of FLX-787 and matched placebos, in four rapidly successive crossover periods. Muscle cramp frequency was reduced (p<0.05) at two weeks in the parallel portion of the first phase, which tested 19 mg of FLX-787 in liquid formulation versus placebo. In the crossover data sets, efficacy (p<0.05) was generally seen for the pre-specified endpoints of muscle cramp frequency and cramp free nights in the early study arms. In the latter arms, FLX-787 did not show statistical significance versus placebo, which we believe resulted from a potential carryover effect. We believe this human efficacy data further supports the use of a parallel design in future studies, consistent with FDA recommendations.

We also reported the results of a study of FLX-787 using our electrically-induced cramp model. In this study of five subjects, an ODT formulation of FLX-787 reduced the intensity and duration of electrically-induced muscle cramps in a dose-dependent manner (p<0.05). Seven doses (0.5, 2.5, 6, 10, 18, 32, and 60 mg) of FLX-787 showed an effect consistent with a classic sigmoidal dose response curve, with virtually no effect at the lowest doses and a maximal effect at the highest doses.

We believe that the data sets from these studies establish the positive effects of FLX-787 on human muscle cramping and we are now planning a parallel design Phase 2 study in NLC to be initiated in the first half of 2017 after our IND has been submitted.

Other Developments

On August 26, 2016, we announced that W. Larry Kenney, Ph.D. had joined our Scientific Advisory Board. Dr. Kenney is the Marie Underhill Noll Chair in Human Performance and Professor of Physiology and Kinesiology at Penn State University.

On September 13, 2016, we announced the initiation of an exploratory Phase 2 study of FLX-787 in amyotrophic lateral sclerosis, or ALS, patients in Australia. The study is a randomized, controlled, blinded, crossover study designed to evaluate the safety and efficacy of an ODT formulation of FLX-787 in patients who suffer from cramps and/or spasticity as a consequence of ALS. The study will include up to 50 patients, who will be assessed on the initial parallel portion of the studies as well as the overall crossover results.
Components of Operating Results
Revenue
Revenue is comprised of net product revenue and other revenue. Net product revenue includes sales of HOTSHOT finished goods to e-commerce customers, specialty retailers and sports teams. Other revenue consists of payments made by customers for expedited shipping and handling. Revenue is recognized when persuasive evidence of an arrangement exists, delivery of the product has occurred, the sales price is fixed or determinable and collectibility is reasonably assured. For sales through September 30, 2016, we issued refunds to e-commerce customers, upon request, within 21 days of shipment. As we currently do not have adequate history to accurately estimate refunds, all e-commerce sales, and their related costs, are deferred and total revenue is recognized once the refund period lapses. When we began selling HOTSHOT on a third party e-commerce website in October 2016, the refund period and related deferral period increased, as we began offering refunds to e-commerce customers, upon request, within 30 days of delivery, for purchases subsequent to September 30, 2016. For specialty retail and sports team sales, revenue is recognized at the time products are delivered to customers. Discounts provided to customers are accounted for as a reduction of net product revenue. Total revenue is presented net of any taxes collected from customers and remitted to governmental authorities.

When purchasing via our branded website, customers may purchase HOTSHOT in packs of 6 or 12 bottles and are offered a first-time purchase discount for a 6 pack. We expect that a significant portion of our total revenue will be generated through our branded website. In the fourth quarter of 2016, we began selling HOTSHOT through a third party e-commerce website, and we may consider selling HOTSHOT via additional websites or e-commerce partners in the future. Generally, we realize higher revenue per bottle from our e-commerce sales versus specialty retailer sales.
HOTSHOT is generally sold to specialty retailers and sports teams in multi-pack cases and our sales terms to specialty retailers and sports teams do not allow for a right of return or refund.
Future sales of HOTSHOT are expected to vary from quarter to quarter and will be impacted by the number of visitors attracted to our branded website, those that purchase from the website, the potential impact of seasonality and the amount of repeat sales that we are able to generate through e-commerce. Future sales will also be impacted by the amount of revenue that we are able to generate through retail channels. Our inability to generate sufficient e-commerce and retail revenues would have a materially adverse impact on our operations.
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
Cost of Product Revenue
We outsource the manufacture of HOTSHOT to a co-packer. Cost of product revenue includes the cost of raw materials utilized to produce HOTSHOT, co-packing fees, repacking fees, in-bound freight charges and warehouse and transportation charges incurred to bring the finished goods to salable condition. All other costs incurred after this condition is met are considered selling costs and included in selling, general and administrative expenses.

We began the initial production run of HOTSHOT in the first quarter of 2016, in advance of our planned launch in the second quarter of 2016. In the first quarter of 2016, we wrote off materials purchased for the initial production run of HOTSHOT finished goods that upon completion were not expected to be sold based upon projected sales, estimated product shelf life, the number of units produced and production level requirements. The initial production run of HOTSHOT finished goods was completed in the second quarter of 2016, at which time we wrote off the production fees associated with those finished goods that were not expected to be sold. During the third quarter of 2016, we wrote off additional finished goods that are not expected to be sold based on shelf life requirements and our next production run, which is planned to take place during the fourth quarter of 2016.

Cost of product revenue will include any future write-offs of inventory that becomes obsolete, that has a cost basis in excess of its estimated realizable value, or that exceeds projected sales. The amount of any future inventory write-off will vary based upon factors such as inventory levels, production levels, projected sales of HOTSHOT and shelf-lives of our inventory components. If we are not successful in generating sufficient levels of revenue from HOTSHOT or if our other estimates prove to be inaccurate, additional inventory write-offs may be required.

Cost of product revenue also includes depreciation expense related to manufacturing equipment purchased to support production.
Research and Development Expenses
Our research and development expenses to date include the costs incurred related to the development and testing of our extract formulation for muscle cramps in the United States and expenses related to the testing and development of a single molecule, chemically synthesized, TRP ion channel activator, including FLX-787. Research and development costs include salaries and other compensation-related costs, such as stock-based compensation for research and development employees, costs of clinical studies of our extract formulation and drug product candidates including costs of clinical studies, costs for consultants who we utilize to supplement our personnel, fees paid to third-parties, facilities and overhead expenses, cost of laboratory supplies and other outside expenses.

Research and development activities are central to our business model. Drug product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. We expect to continue incurring significant research and development expenses related to the development of our drug product candidates. It is difficult to determine, with certainty, the duration and completion costs of our current or future pre-clinical programs, clinical studies and clinical trials of our drug product candidates.

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

Research and development expenses also include costs incurred related to our Consumer Operations segment for HOTSHOT, including athlete-based efficacy studies, product formulation work, stability studies and other efforts.
Selling, General and Administrative Expenses
Selling, general and administrative expenses includes salaries and other compensation-related costs, including stock-based compensation, for personnel in executive, finance and accounting, legal, corporate communications and general administration roles. Other significant costs include professional service fees including legal fees relating to patent and corporate matters, accounting fees, insurance costs, costs for consultants who we utilize to supplement our personnel, travel costs and facility and office-related costs not included in research and development expenses.
Selling, general and administrative expenses also include costs related to our Consumer Operations segment for our consumer brand and HOTSHOT. Prior to the launch of HOTSHOT, these costs included personnel costs, brand development costs, market research costs, product design costs, pre-launch activity costs and other external costs. Since the launch of HOTSHOT, we continue to incur costs related to personnel and market research, and are also incurring costs related to our launch print and digital media campaign, public relations activities and costs related to the distribution of our product. These distribution costs include shipping and handling costs incurred once our product is in salable condition.

We expect to incur significant selling, general and administrative expenses as we continue to commercialize HOTSHOT. In the future, we may also pursue relationships with endurance athletes, figures or teams prominent in the athletic community.

Our selling, general and administrative expenses may increase as we support the efforts of our Drug Development segment as well as the needs of our corporate functions.
Interest Income, Net
Interest income, net primarily consists of interest income from our cash, cash equivalents and marketable securities, amortization and accretion of investment premiums and realized gains and losses.
Results of Operations
Three Months Ended September 30, 2016 Compared to the Three Months Ended September 30, 2015
The following table sets forth the condensed consolidated results of our operations, including information related to our Consumer Operations and Drug Development segments for the three months ended September 30, 2016 compared to the three months ended September 30, 2015.

	Three Months Ended September 30, 2016	Three Months Ended September 30, 2015	Change
Net product revenue	$586,134	$—	$586,134	N/A
Other revenue	12,940	—	12,940	N/A
Total revenue	599,074	—	599,074	N/A
Costs and expenses:
Cost of product revenue	221,090	—	221,090	N/A
Research and development	5,665,357	3,445,200	2,220,157	64%
Selling, general and administrative	5,447,847	4,722,281	725,566	15%
Total costs and expenses	11,334,294	8,167,481	3,166,813	39%
Loss from operations	(10,735,220)	(8,167,481)	(2,567,739)	31%
Interest income, net	97,726	14,637	83,089	568%
Net loss	$(10,637,494)	$(8,152,844)	$(2,484,650)	30%

Total Revenue
Our Consumer Operations segment generated all of our revenue during the three months ended September 30, 2016, through sales of HOTSHOT and expedited shipping and handling purchases. Total revenue was $0.6 million for the three months ended September 30, 2016, driven primarily by HOTSHOT launch efforts, including our print and digital media campaign, public relation efforts and other sales and promotional activities. Sales via e-commerce on our branded website represented approximately 93% of our total revenue and we expect that e-commerce will continue to represent a significant portion of our future total revenue. Customers purchase HOTSHOT in 6 or 12 pack configurations via our website and first time purchasers of a 6 pack are offered a one-time discount. Discounts are recorded as a reduction of net product revenue. During the third quarter of 2016, we began to offer customers the option to purchase expedited shipping. Revenue related to expedited shipping and handling is included in other revenue.

For sales through September 30, 2016, we issued refunds to e-commerce customers, upon request, within 21 days of shipment. As we currently do not have adequate history to accurately estimate refunds, all e-commerce sales, and their related costs, are deferred and total revenue is recognized once the refund period lapses. When we began selling HOTSHOT on a third party e-commerce website in October 2016, the refund period and related deferral period increased, as we began offering refunds to e-commerce customers, upon request, within 30 days of delivery, for purchases subsequent to September 30, 2016.
Cost of Product Revenue
All costs of product revenue are recorded by our Consumer Operations segment and relate to the production and sale of HOTSHOT. Cost of product revenue was $0.2 million for the three months ended September 30, 2016 and included the cost of HOTSHOT sold, depreciation expense related to manufacturing equipment purchased to support production and an inventory write-off totaling approximately $32,700. This write-off related to HOTSHOT finished goods from the initial production run that are not expected to be sold based on shelf life requirements and the our next production run which is planned to take place during the fourth quarter of 2016. There was no cost of product revenue for the three months ended September 30, 2015.

Research and Development Expenses
Our Drug Development segment incurred the majority of our research and development expenses, which were $5.7 million for the three months ended September 30, 2016 compared to $3.4 million for the three months ended September 30, 2015. The 64% increase of $2.2 million was primarily related to:

•
$1.8 million of increased costs primarily related to clinical studies of our drug product candidate, a single molecule, chemically synthesized, TRP ion channel activator and IND-supporting pre-clinical activities for our drug product candidate;

•	$0.3 million of increased costs for clinical studies of our drug product candidate outside the United States;

•	$0.2 million increase in stock-based compensation expense, primarily due to the revaluation of stock awards related to the conversion of an employee to a consultant; and

•	$0.1 million decrease in salaries expense due to personnel changes.
Selling, General and Administrative Expenses
Selling, general and administrative includes expenses that are incurred by our Consumer Operations segment as well as corporate and unallocated amounts that do not relate to a reportable segment. Selling, general and administrative costs were $5.4 million for the three months ended September 30, 2016 compared to $4.7 million for the three months ended September 30, 2015. The 15% increase of $0.7 million was primarily related to:

•	$0.5 million of increased costs within our Consumer Operations segment for print and digital media campaigns, sponsorships, marketing and promotional costs for our consumer brand and HOTSHOT;

•
$0.3 million of increased corporate personnel costs, including salaries and other compensation-related costs such as stock-based compensation, related to additional administrative personnel hired to support our growth and increased activities;

•
$0.2 million of increased personnel costs incurred by our Consumer Operations segment, including salaries and other compensation-related costs such as stock-based compensation, primarily related to employee termination costs;

•	$0.1 million of costs within our Consumer Operations segment for HOTSHOT distribution expenses related to HOTSHOT sales;

•	$0.1 million increase in other costs, primarily facility and office-expense related; and

•	$0.5 million decrease in external consulting costs within our Consumer Operations segment due to decreased use.
Loss from Operations
Our consolidated loss from operations for the three months ended September 30, 2016 totaled $10.7 million. Of this total, $2.7 million of the operating loss was incurred by our Consumer Operations segment, $5.6 million was incurred by our Drug Development segment and the remaining $2.5 million related to corporate and unallocated costs. The operating loss incurred by the Consumer Operations segment was primarily driven by production costs, marketing, promotional and branding costs related to the launch of HOTSHOT, and personnel-related expenses, including stock-based compensation. These costs were slightly offset by the total revenue generated from HOTSHOT sales in the third quarter of 2016. The operating loss incurred by the Drug Development segment relates to costs incurred for pre-clinical and clinical activities, as well as personnel-related expenses, including stock-based compensation.
Interest Income, net
Interest income, net, increased by $0.1 million in the comparative quarters as we increased our investments in U.S. government securities and corporate debt from money market accounts and interest rates increased, offset by lower available cash to invest.
Nine Months Ended September 30, 2016 Compared to the Nine Months Ended September 30, 2015
The following table sets forth the condensed consolidated results of operations, including information related to our Consumer Operations and Drug Development segments for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015.

	Nine Months Ended September 30, 2016	Nine Months Ended September 30, 2015	Change
Net product revenue	$698,819	$—	$698,819	N/A
Other revenue	12,940	—	12,940	N/A
Total revenue	711,759	—	711,759	N/A
Costs and expenses:
Cost of product revenue	529,041	—	529,041	N/A
Research and development	16,147,357	9,440,324	6,707,033	71%
Selling, general and administrative	15,937,326	11,842,896	4,094,430	35%
Total costs and expenses	32,613,724	21,283,220	11,330,504	53%
Loss from operations	(31,901,965)	(21,283,220)	(10,618,745)	50%
Interest income, net	308,877	34,397	274,480	798%
Net loss	$(31,593,088)	$(21,248,823)	$(10,344,265)	49%

Total Revenue
Our Consumer Operations segment generated all of our revenue in the nine months ended September 30, 2016, totaling $0.7 million, through sales of HOTSHOT and expedited shipping and handling purchases. Revenue was driven by our HOTSHOT launch efforts, including our print and digital media campaign, public relation efforts, pre-launch efforts and other sales and promotional activities. Sales via e-commerce on our branded website represented approximately 92% of our total revenue for the nine months ended September 30, 2016.
Cost of Product Revenue
All costs of product revenue are recorded by our Consumer Operations segment and relate to the production and sale of HOTSHOT. Cost of product revenue was $0.5 million for the nine months ended September 30, 2016, and included the cost of HOTSHOT sold, depreciation expense related to manufacturing equipment purchased to support production, and inventory write-offs which totaled approximately $0.3 million related to HOTSHOT finished goods that were not expected to be sold based upon projected sales, estimated product shelf life, the number of units produced, production level requirements and timing of future production runs. There was no cost of product revenue for the nine months ended September 30, 2015.

Research and Development Expenses
Our Drug Development segment incurred the majority of our research and development expenses, which were $16.1 million for the nine months ended September 30, 2016 compared to $9.4 million for the nine months ended September 30, 2015. The 71% increase of $6.7 million was primarily related to:

•
$5.3 million of increased costs related to clinical studies of our drug product candidate, a single molecule, chemically synthesized, TRP ion channel activator, IND-supporting pre-clinical activities for our drug product candidate, clinical studies of alternate formulations of our extract formulation and manufacture of clinical supply;

•	$1.0 million of increased costs for clinical studies of our drug product candidate outside of the United States;

•	$0.3 million increase related to our Consumer Operations segment for continued research of our consumer product;

•	$0.2 million increase in consulting expenses to supplement Drug Development segment personnel due to increased activities; and

•	$0.1 million decrease in other costs, primarily allocated insurance and office-related expenses.
Selling, General and Administrative Expenses

Selling, general and administrative includes expenses that are incurred by our Consumer Operations segment as well as corporate and unallocated amounts that do not relate to a reportable segment. Selling, general and administrative expenses were $15.9 million for the nine months ended September 30, 2016 compared to $11.8 million for the nine months ended September 30, 2015. The 35% increase of $4.1 million was primarily related to:

•
$1.3 million of increased external costs within our Consumer Operations segment related to developing our consumer brand and HOTSHOT, including brand development and strategy costs, and marketing and promotional costs for pre-launch and launch activities, as selling commenced in the second quarter of 2016;

•
$1.1 million of increased corporate personnel costs, including salaries and other compensation-related costs such as stock-based compensation, related to additional administrative personnel hired to support our growth and increased activities;

•
$1.0 million of increased personnel costs incurred by our Consumer Operations segment, including salaries and other compensation-related costs such as stock-based compensation, due to hiring additional personnel to support the launch of HOTSHOT, as well as employee termination costs;

•	$0.4 million of increased external consulting costs for our Consumer Operations segment, as well as professional general and administrative costs; and

•	$0.3 million increase in other costs, primarily facility and office-expense related.
Loss from Operations
Our consolidated loss from operations for the nine months ended September 30, 2016 totaled $31.9 million. Of this total, $8.5 million of the operating loss was incurred by our Consumer Operations segment, $15.5 million was incurred by our Drug Development segment and the remaining $7.9 million related to corporate and unallocated costs. The operating loss incurred by the Consumer Operations segment was driven by production costs, marketing, promotional and branding costs related to preparing for, and executing, the launch of HOTSHOT, and personnel-related expenses, including stock-based compensation. These costs were slightly offset by the total revenue generated from HOTSHOT sales during the nine months ended September 30, 2016. The operating loss incurred by the Drug Development segment relates to costs incurred for pre-clinical and clinical activities, personnel-related expenses, including stock-based compensation, as well as consulting costs.
Interest Income, net
Interest income, net, increased by $0.3 million in the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015 as as we increased our investments in U.S. government securities and corporate debt from money market accounts and interest rates increased, offset by lower available cash to invest.
Liquidity and Capital Resources
Overview
Since inception, we have incurred an operating loss and we anticipate that we will continue to incur operating losses for at least the next several years. To date, we have generated limited revenue from sales of HOTSHOT. We expect to continue incurring significant research and development expenses related to the development of our drug product candidates and significant selling, general and administrative expenses as we continue to commercialize HOTSHOT. As a result, we will need additional capital to fund our operations, which we may raise through a combination of equity offerings, debt financings, other third-party funding, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements.
Since our inception, we have financed our operations through private placements of equity securities and our IPO, which we completed in February 2015. As of September 30, 2016, we had $67.3 million in cash, cash equivalents and marketable securities, which were held in bank deposit accounts, money market funds, corporate debt and U.S. government agency securities.
Sources of Liquidity
At September 30, 2016, we had $65.2 million of working capital and our cash, cash equivalents and marketable securities totaled $67.3 million. Our cash, cash equivalents and marketable securities balance decreased during the nine months ended September 30, 2016, due primarily to our net loss incurred.

Cash Flows

	Nine Months Ended September 30, 2016	Nine Months Ended September 30, 2015
Net cash (used in) provided by:
Operating activities	$(25,753,337)	$(15,308,809)
Investing activities	(13,125,863)	(10,227,611)
Financing activities	22,096	80,841,802
Net (decrease) increase in cash and cash equivalents	$(38,857,104)	$55,305,382

Operating Activities
Net cash used in operating activities for the nine months ended September 30, 2016 was $25.8 million, an increase of $10.4 million compared to the same period in the prior year. The use of cash for the nine months ended September 30, 2016 was primarily related to our net loss for the period of $31.6 million, offset by non-cash charges consisting of stock compensation expense of $5.4 million, depreciation expense of $0.2 million and amortization and accretion on investments of $0.1 million. Cash used in operations was also offset by a $0.2 million cash inflow from changes in operating assets and liabilities. This inflow was driven by an increase in accounts payable, accrued expenses and other current liabilities of $1.0 million, offset by an increase in prepaid expenses and other current and noncurrent assets of $0.7 million and an increase in inventory of $0.1 million. The increase in accounts payable, accrued expenses and other current liabilities was primarily due to an increase in clinical trial activity and an increase in compensation-related accruals. The increase in prepaid expenses and other current assets relates to the timing of payments for clinical trials and related activities, and the increase in inventory relates to the launch of HOTSHOT in the second quarter of 2016. Net cash used in operating activities for the nine months ended September 30, 2015 totaled $15.3 million and was primarily related to our net loss for the period of $21.2 million, offset by non-cash charges of $4.9 million, primarily related to stock compensation expense, and a cash inflow of $1.0 million from changes in operating assets and liabilities, primarily related to an increase in accrued expenses and other current liabilities.
Investing Activities
Net cash used in investing activities for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015, increased $2.9 million, primarily related to $2.6 million increase in net purchases and sales of marketable securities. Property and equipment acquisitions increased $0.3 million, which was primarily related to manufacturing equipment used to produce HOTSHOT and the development of our branded website for e-commerce sales.
Financing Activities
Net cash provided by financing activities for the nine months ended September 30, 2016, compared to the nine months ended September 30, 2015, decreased by $80.8 million. During the nine months ended September 30, 2015, we completed our IPO, which resulted in net proceeds of $79.9 million.
As of September 30, 2016, we had no long-term debt.
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
Outlook
Based on our research and development plans, our consumer brand and HOTSHOT growth plans and our expectations of timing related to the progress of our clinical programs, we expect that our existing cash resources and marketable securities will enable us to fund our costs and expenses, working capital and capital expenditure requirements through late-2018. We have based this estimate on assumptions that may prove to be wrong, however, and we could use our capital resources sooner than we expect. Additionally, the process of testing drug product candidates in clinical trials is costly, as are the resources required to commercialize a consumer brand and products, and the timing of progress of these efforts is uncertain.
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
Beginning in the first quarter of 2016, we began capitalizing inventory costs associated with HOTSHOT when it was determined that the inventory had a probable future economic benefit. Inventory is stated at the lower of cost or estimated net realizable value, on a first-in, first-out, or FIFO, basis. We periodically analyze our inventory levels, and write down inventory that has become obsolete, that has a cost basis in excess of its estimated realizable value or that exceeds projected sales.
During the three and nine months ended September 30, 2016, we recorded inventory write-offs of excess inventory totaling approximately $32,700 and $258,700, respectively, based upon our analysis of projected sales, estimated product shelf life, the number of units produced and production level requirements.
We may need to record additional inventory write-offs in the future which will vary based upon factors such as inventory levels, production levels, projected sales of our consumer product and shelf-lives of our inventory components. HOTSHOT currently has a 12 month shelf life. If we are not successful in generating sufficient levels of sales of HOTSHOT or if our other estimates prove to be inaccurate, additional inventory write-offs may be required.
Total revenue
Total revenue is comprised of net product revenue and other revenue. Net product revenue includes sales of HOTSHOT finished goods to e-commerce customers, specialty retailers and sports teams. Other revenue consists of customer purchases of expedited shipping and handling. Total revenue is recognized when persuasive evidence of an arrangement exists, delivery of the product has occurred, the sales price is fixed or determinable and collectibility is reasonably assured. For sales through September 30, 2016, we issued refunds to e-commerce customers, upon request, within 21 days of shipment. In October 2016, we began offering refunds to e-commerce customers, upon request, within 30 days of delivery, for purchases subsequent to September 30, 2016. As we do not currently have adequate history to accurately estimate refunds, all e-commerce sales, and their related costs, are deferred and revenue is recognized once the the refund period lapses. For specialty retailer and sports team sales, total revenue is recognized at the time products are delivered to customers. We do not offer a right of return or refund to specialty retailers or sports teams.
Discounts provided to customers are accounted for as a reduction of net product revenue.
Total revenue is presented net of taxes collected from customers and remitted to governmental authorities.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates. As of September 30, 2016, we had cash, cash equivalents and marketable securities of $67.3 million. We invest our cash in a variety of financial instruments, principally money market funds, U.S. government securities, investment-grade corporate notes and commercial paper. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Available for sale securities that we invest in are subject to interest rate risk and may fall in value if market interest rates increase. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our portfolio.

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

As of September 30, 2016, we have evaluated, under the supervision and with the participation of our management, including the chief executive officer and the principal financial and accounting officer, the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon our evaluation, the chief executive officer and the principal financial and accounting officer concluded that our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

During the nine months ended September 30, 2016, there was no significant change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We currently rely, and expect to continue to rely, on a sole source third-party co-packer to produce, bottle and package HOTSHOT and have entered into a production agreement with this co-packer. We rely on a third-party as the sole source for certain of the raw materials in HOTSHOT and have entered into a supply agreement with this supplier. There can be no assurance any of our sole source third-party manufacturers and suppliers will meet our commercial demands in a timely manner or that we will be to identify and establish relationships with qualified additional or back-up suppliers and manufacturers. Any supply or manufacturing disruptions could disrupt the sales of our consumer product, which could have a material adverse impact on our business.

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

On August 26, 2016, we announced Marina Hahn transitioned from her role as President, Consumer to an outside advisor. Katharine Lindemann, our Chief Operating Officer, continues to lead our consumer business for which she assumed operational responsibility in May 2016. In connection with this transition, Ms. Hahn's employment was terminated and Flex Innovation Group LLC, our wholly owned subsidiary, entered into an Advisor Agreement with Ms. Hahn pursuant to which Ms. Hahn agreed to provide us with advisory services related to the commercialization of our consumer product. On November 1, 2016, we notified Ms. Hahn that we were terminating the Advisor Agreement, effective as of November 16, 2016.

Item 6.	Exhibits
The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index, which are incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FLEX PHARMA, INC.

	By:	/s/ Christoph Westphal
Christoph Westphal, M.D., Ph.D. President and Chief Executive Officer

	By:	/s/ John McCabe
John McCabe Vice President, Finance (Principal Financial and Accounting Officer)
Date: November 2, 2016

EXHIBIT INDEX

Exhibit number		Description of Document

3.1	(1)	Amended and Restated Certificate of Incorporation of the Registrant.

3.2	(1)	Amended and Restated Bylaws of the Registrant.

4.1	(2)	Form of Common Stock Certificate of the Registrant.

4.2	(2)	Amended and Restated Investors' Rights Agreement, dated July 23, 2014, by and among the Registrant and certain of its stockholders.

10.1	+	Advisor Agreement, dated August 24, 2016, by and among Flex Innovation Group LLC, the Registrant and Marina Hahn.

31.1		Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

31.2		Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

32.1		Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(b) or 15d-14(b) of the Exchange Act and 18 U.S.C. Section 1350.

101
The following materials from Flex Pharma, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, formatted in XBRL (eXtensible Business Reporting Language):(i) Unaudited Condensed Consolidated Balance Sheets, (ii) Unaudited Condensed Consolidated Statements of Operations (iii) Unaudited Condensed Consolidated Statements of Comprehensive Loss, (iv) Unaudited Condensed Consolidated Statements of Cash Flows, and (v) Notes to Unaudited Condensed Consolidated Financial Statements.

(1) Incorporated by reference to the Registrant's Current Report on Form 8-K (File No. 001-36812), filed with the SEC on February 9, 2015.
(2) Incorporated by reference to the Registrant's Registration Statement on Form S-1 (File No. 333-201276), as amended.
+ Indicates management contract or compensatory plan.