Form 10-K
period 2016-12-31
Flex Pharma, Inc.
filed 2017-03-08
CIK 1615219

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2016
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

Large Accelerated Filer ☐	Accelerated Filer ☒	Non-accelerated Filer ☐	Smaller Reporting Company ☐
(Do not check if a smaller reporting company)
         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐ No ☒
       As of June 30, 2016, the last day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the Common Stock held by non-affiliates of the registrant was approximately $104.8 million, based on the closing price of the registrant’s common stock on June 30, 2016.
As of March 3, 2017, there were 17,970,590 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement relating to its 2017 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

FLEX PHARMA, INC.
2016 ANNUAL REPORT ON FORM 10-K

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K, or Annual Report, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact are "forward-looking statements" for purposes of this Annual Report. In some cases, you can identify forward-looking statements by terminology such as "anticipate," "believe," "could," "estimate," "expects," "intend," "may," "plan," "potential," "predict," "project," "should," "will," "would" or the negative of those terms, and similar expressions. Forward-looking statements include, but are not limited to, statements about:

•	the success, cost and timing of our clinical trials;

•	our ability to obtain and maintain regulatory approval of our drug product candidates, and any related restrictions, limitations, and/or warnings in the label of an approved drug product candidate;

•	our ability to obtain funding for our operations, including funding necessary to complete clinical development and file a new drug application for drug product candidates;

•	our ability to expand the sales of our consumer product;

•	our plans to develop our drug product candidates;

•	our ability to attract collaborators with development, regulatory and commercialization expertise;

•	the size and growth potential of the markets for our consumer products and our drug product candidates, and our ability to serve those markets;

•	our ability to develop sales and marketing capabilities, whether alone or with potential future collaborators;

•	the rate and degree of market acceptance of our consumer product and our drug product candidates;

•	regulatory developments in the United States and foreign countries;

•	the performance of our third-party suppliers and manufacturers;

•	the success of competing therapies that are, or become, available;

•	the loss of key scientific or management personnel;

•	our expectations regarding the period during which we qualify as an emerging growth company under the Jumpstart Our Business Startups Act;

•	the accuracy of our estimates regarding expenses, future revenue, capital requirements and needs for additional financing; and

•	our expectations regarding our ability to obtain and adequately maintain sufficient intellectual property protection for our consumer product and drug product candidates.
Factors that may cause actual results to differ materially from current expectations include, among other things, those set forth in Part I, Item 1A. "Risk Factors" below and for the reasons described elsewhere in this Annual Report. Any forward-looking statement in this Annual Report reflects our current view with respect to future events and is subject to these and other risks, uncertainties and assumptions relating to our operations, results of operations, industry and future growth. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future.

This Annual Report also contains estimates, projections and other information concerning our industry, our business and the markets for certain drugs and consumer products, including data regarding the estimated size of those markets, their projected growth rates and the incidence of certain medical conditions. Information that is based on estimates, forecasts, projections or similar methodologies is inherently subject to uncertainties and actual events or circumstances may differ materially from events and circumstances reflected in this information. Unless otherwise expressly stated, we obtained these industry, business, market and other data from reports, research surveys, studies and similar data prepared by third parties, industry, medical and general publications, government data and similar sources. In some cases, we do not expressly refer to the sources from which these data are derived.

i

Except where the context otherwise requires, in this Annual Report, "we," "us," "our" and the "Company" refer to Flex Pharma, Inc. and, where appropriate, its consolidated subsidiaries.

ii

PART I

Item 1.         BUSINESS
Overview
We are a biotechnology company that is developing innovative and proprietary treatments for muscle cramps and spasms associated with severe neurological conditions and exercise-associated muscle cramps. Our lead drug product candidate, FLX-787, is currently in exploratory Phase 2 clinical trials in Australia in patients with multiple sclerosis, or MS, and amyotrophic lateral sclerosis, or ALS. In 2017, we expect to initiate a Phase 2 clinical trial in the United States of FLX-787 in patients with motor neuron disease, primarily with ALS, and another Phase 2 clinical trial in patients with Charcot-Marie-Tooth disease, or CMT. In 2016, we launched our consumer product, HOTSHOT®, to prevent and treat exercise-associated muscle cramps, or EAMCs.
FLX-787, HOTSHOT and our other drug product candidates are based on the potential mechanism of action we describe as Chemical Neuro Stimulation, which is the process by which a chemical signal, acting topically, induces a neuronal sensory signal that produces a beneficial effect. Our product candidates activate certain receptors in primary sensory neurons, which then act via neuronal circuits to reduce the repetitive firing, or hyperexcitability, of alpha-motor neurons in the spinal cord, thereby preventing or reducing the frequency and intensity of muscle cramps and spasms. We believe that we are the only company developing both drug and consumer products based on this mechanism of muscle cramp inhibition.
Muscle cramps and spasms are involuntary, often painful, contractions producing tightness in muscles that can last several minutes and, in many instances, result in prolonged soreness. Muscle cramps, spasms and spasticity are thought to result from the hyperexcitability of alpha-motor neurons. FLX-787 and HOTSHOT activate the specific transient receptor potential, or TRP, ion channel receptors found on the surface of the mouth, esophagus and/or stomach, which triggers signals in sensory neurons that are relayed to the spinal cord. This sensory signaling is thought to increase the activity of inhibitory spinal interneurons, which reduces alpha-motor neuron hyperexcitability, thereby preventing muscle cramps, spasms and spasticity.
In 2016, we began enrolling exploratory clinical trials in Australia of FLX-787 in patients suffering from cramps, spasms and spasticity associated with MS and ALS. In 2017, we expect to initiate, subject to the review by the U.S. Food and Drug Administration, or the FDA, of our investigational new drug application, or IND, a Phase 2 parallel designed, clinical trial in the United States of FLX-787 in patients with motor neuron disease, primarily with ALS. In order to accelerate this Phase 2 parallel designed clinical trial, we may include patients from the sites in our Australian trial in patients with ALS. In 2017, we also expect to initiate a Phase 2 clinical trial in the United States of FLX-787 in patients with CMT, subject to the FDA's review of our IND and associated protocol.
According to the National Institute of Neurological Disorders and Stroke, between 250,000 and 350,000 people in the United States suffer from MS, approximately 84% of whom experience spasticity. Approximately 20,000 people in the United States suffer from ALS, many of whom will experience painful muscle cramps at some point in their disease progression. CMT is the most common form of inherited neuromuscular disease, affecting an estimated 150,000 people in the United States. A large majority of CMT patients experience muscle cramps frequently, which interferes with motor performance, exercise, activities of daily living, sleep and quality of life.
HOTSHOT is our consumer beverage containing a proprietary formulation of TRP activators. We market HOTSHOT to endurance athletes, who drink it before, during and after exercise to prevent and treat EAMCs. The majority of HOTSHOT sales are generated through our branded website and third-party websites. We also sell HOTSHOT to select retailers in a limited number of geographic areas with strong endurance sports markets. In 2017, we expect to expand our retail presence and will be increasing the number of geographic areas that we target.
Our Scientific Approach
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
We refer to the mechanism of action of our product candidates as Chemical Neuro Stimulation, which is the process by which a chemical signal, acting topically, induces a neuronal sensory signal that produces a beneficial effect. FLX-787, HOTSHOT and our other drug product candidates stimulate primary sensory neurons in the mouth, esophagus and/or stomach by activating TRPV1 and TRPA1 ion channels. These sensory neurons project both directly and indirectly to the spinal cord, and we believe that their activation enhances the overall inhibitory tone in spinal cord circuits, which reduces repetitive firing of the alpha-motor neurons throughout the body and thereby prevents or reduces the frequency and intensity of muscle cramps and spasms. Muscle contractions associated with spasms and spasticity are also believed to result from abnormal repetitive firing of alpha-motor neurons.
We believe that FLX-787, HOTSHOT and our other drug product candidates directly interact with TRPA1 and TRPV1 ion channels in a topical and local fashion and trigger strong, centrally-acting excitatory signals from peripheral sensory neurons in the mucus membranes of the mouth, throat, esophagus and stomach. In our studies to date, using sensitive validated bioanalytical methods, we have not been able to demonstrate FLX-787 reaching the bloodstream, which we believe limits the potential for systemic side-effects. We believe this mechanism and the lack of systemic exposure should reduce any drug-drug interactions.
Our founders developed an extract formulation containing TRP activators that the FDA has deemed to be generally recognized as safe, or GRAS, when used in ingested food. Following the positive results of our extract formulation tested in our electrically-induced cramp model, we analyzed the extract formulation and identified two compounds, FLX-787 and FLX-788, as the most likely active components of the extract formulation, both of which activate the TRPV1 and TRPA1 ion channels. Our drug development efforts are currently focused on developing FLX-787 for the treatment of patients with cramps, spasms and spasticity associated with severe neurological conditions.
Our Strategy
Our strategy is to become a leading biotechnology company focused on treating muscle cramps, spasms and spasticity associated with severe neurological conditions and EAMCs. The key elements of our strategy are as follows:

•
Advance FLX-787 for the treatment of severe neurological conditions of significant unmet need. FLX-787 is currently being evaluated in Australia in randomized, blinded, placebo-controlled cross-over clinical trials in patients suffering from cramps, spasms and/or spasticity associated with MS and ALS. In 2017, we expect to commence, in the United States, a parallel designed, Phase 2 clinical trial of FLX-787 in patients with motor neuron disease, primarily with ALS, and a second Phase 2 clinical trial in patients with CMT, subject to the FDA’s review of our IND and associated protocols.

•
Drive adoption and recurring use of HOTSHOT for the prevention and treatment of EAMCs. We are building awareness, adoption and repetitive use of HOTSHOT among key opinion leaders and core endurance athletes, who we believe are interested in scientifically-proven products. We believe that, over time, these athletes will act as opinion leaders and their endorsement and use will drive future adoption by a broader audience. As our brand and target market evolve, we anticipate evaluating product line extension opportunities based on a variety of factors, including market opportunity, brand positioning, target audience and product formulation alternatives. We are also working with universities to study other benefits of HOTSHOT that may broaden the appeal and use of HOTSHOT.

•
Collaborate selectively to augment and accelerate the research and development of our drug product candidates. We may seek third-party collaborators for the development and eventual commercialization of any drug product candidate we develop. In particular, we may enter into third-party arrangements for targeted neurological indications in which our potential collaborator has particular expertise or for which we need access to additional markets and research, development or commercialization resources.

•
Explore opportunities with marketing, distribution or national retail partners to expand the use of HOTSHOT. We may seek opportunities with strategic partners to accelerate the awareness and use of HOTSHOT by consumers. We may also collaborate with strategic partners to develop new consumer products and explore additional commercial opportunities for HOTSHOT.

•
Selectively develop additional compounds to treat cramps and spasms in neurological conditions. We have chosen FLX-787 as our lead drug product candidate to treat patients with MS, CMT and motor neuron disease, including ALS. FLX-787, FLX-788, FLX-797 and FLX-798 each demonstrated a statistically significant effect in reducing muscle cramps in our electrically-induced cramp model. We may elect to continue the development of these molecules in MS, CMT, ALS or other indications.

FLX-787
FLX-787 is a single molecule, chemically synthesized, TRP ion channel activator that has demonstrated dose dependent human efficacy in our electrically-induced cramp model. We believe FLX-787 may relieve cramps, spasms and spasticity affecting individuals suffering from severe neurological conditions, including MS, CMT and motor neuron diseases such as ALS.
Human Efficacy Demonstrated in Electrically-Induced Cramp Model
We have tested the efficacy of FLX-787 in reducing the intensity of muscle cramps in our electrically-induced human cramp model. In this model, we induce muscle cramping in the flexor hallucis brevis muscle, a small muscle on the bottom of the big toe, using electrical stimulation. We then measure the duration and intensity of the subject's cramp using electromyography, or EMG. EMG is a technique used for evaluating and recording the electrical activity produced by skeletal muscles and produces a record called an electromyogram. To measure a subject's muscle cramp, we calculate the area under the curve, or AUC, produced by the electromyogram. Muscle cramp intensity and duration vary by subject, so each study begins by inducing a cramp in each subject in order to create a “baseline AUC.” This baseline AUC is later compared to the AUC after the subject receives either the study article or a vehicle control without active ingredients. The time at which the subject receives the study article or vehicle control is referred to as timepoint zero. We then attempt to induce muscle cramps using electrical stimulation at various times following timepoint zero. At each timepoint, we measure the subject's cramp intensity and duration using the EMG recording sensors and then compare each AUC against the baseline AUC. We believe that if a subject's AUC at the subsequent timepoints is smaller than the subject's baseline AUC, then the study article successfully prevented or reduced the intensity of the subject's muscle cramp.
FLX-787 and FLX-788 are constituent molecules of the original extract formulation of TRP activators developed by our co-founders, and FLX-797 and FLX-798 are combinations of the constituent molecules in this extract formulation. FLX-787, FLX-788, FLX-797 and FLX-798 were each tested in nine healthy volunteers using our electrically-induced cramp model and were observed to decrease cramp intensity (see Figure 1 below). Using a generalized linear mixed model (Tukey-Kramer post-hoc), FLX-787, FLX-788, FLX-797 and FLX-798 treatment arms significantly reduced cramp intensity relative to control (p<0.01), with both FLX-787 and FLX-788 providing a significant improvement in efficacy compared to the extract formulation.
In a separate study of five subjects, FLX-787, formulated as an orally disintegrating tablet, or ODT, reduced the intensity and duration of electrically-induced muscle cramps in a dose-dependent manner (p<0.05). Six doses (0.5, 2.5, 7, 19, 33 and 56 mg) of FLX-787 showed an effect consistent with a classic sigmoidal dose response curve, with virtually no effect at the lowest doses and a maximal effect at the highest doses (see Figure 2 below).

Figure 1	Figure 2

Previous studies have shown a correlation between electrically-induced cramping and individual susceptibility to naturally occurring cramping. As a result, we believe that the use of our electrically-induced muscle cramping technique is an effective tool for understanding the pathogenesis and treatment of naturally occurring muscle cramping.
Clinical Trials of FLX-787 in Patients with Severe Neurological Conditions
FLX-787 is currently being evaluated in Australia in randomized, blinded, placebo-controlled cross-over clinical trials in patients suffering from cramps, spasms and/or spasticity associated with MS and ALS. In 2017, we expect to begin Phase 2 randomized, blinded, placebo-controlled parallel designed clinical trials in the United States of FLX-787 in patients with motor neuron disease, primarily with ALS, and CMT, subject to the FDA’s review of our IND and associated protocols.
The FDA has never approved a drug to treat cramping in a neurological condition and, as a result, we are evaluating a number of different endpoints in our trials. Our Australian clinical trials of MS and ALS patients are designed as exploratory trials to determine the effect of FLX-787 across a broad range of potential endpoints with no pre-specified primary endpoint. We expect our Phase 2 clinical trials in the United States in patients with motor neuron disease and CMT will include changes in cramp frequency as the primary endpoint and we may include one or more key secondary endpoints. We have chosen change in cramp frequency as the primary endpoint based, in part, upon feedback we received from the FDA for a proposed trial in patients with nocturnal leg cramps. The FDA may not agree that the endpoints we have chosen for our trials are appropriate for a trial of patients with motor neuron disease and/or CMT, and either the FDA or we may identify alternative endpoints that are more appropriate to study in our future clinical trials of FLX-787.
Multiple Sclerosis
Background. MS is an autoimmune disease in which inflammatory processes cause worsening demyelination and cell degeneration over years, resulting in a variety of neurological deficits such as loss of muscle control, sensation and vision. Spasticity is caused by damage to motor systems in the brain and spinal cord. These lesions cause hyperactive muscle stretch reflexes, which result in increased muscle tone and associated symptoms such as myoclonus which are subsumed under the descriptive term spasticity. The need to treat spasticity increases as the disease progresses and goes hand in hand with worsening weakness, leading to complications such as contractures, bed sores and severe pain. According to the National Institute of Neurological Disorders and Stroke, between 250,000 and 350,000 people in the United States suffer from MS and approximately 84% of patients with MS experience spasticity. We believe that a significant number of MS patients also experience muscle cramps and/or spasms.

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
MS Clinical Trial. In 2016, we began enrolling a randomized, blinded, placebo-controlled exploratory clinical trial of 19 mg of FLX-787, formulated as a liquid, in MS patients. The trial includes a 14-day run-in period during which patients receive a placebo and record their experience with cramps, spasms and/or spasticity. At the end of this run-in period, patients may be excluded from the trial if they are deemed to have responded to placebo. Following this run-in period, patients receive either FLX-787 or a placebo during the first 14-day treatment period before “crossing-over” to the other treatment for an additional 14-day treatment period. We expect to include up to 60 patients in the trial and will evaluate a number of endpoints relating to spasms/cramping frequency, spasticity, pain, quality of life, sleep and safety.
Motor Neuron Disease and ALS
Background. Motor neuron disease is a progressive disease that leads to motor neuron degeneration, dysfunction and eventual neuronal death in the brain and spinal cord.  Motor neuron disease includes diseases such as ALS, primary lateral sclerosis, and progressive muscular atrophy and related disorders that affect the upper and lower motor neurons.  Motor neuron degeneration leads to progressive loss of voluntary motor control and is often associated with muscle cramps, spasms and spasticity resulting in increased pain, reduced function and decreased quality of life. ALS is a neurological disease that affects approximately 20,000 people in the United States and causes muscle weakness and impacts physical function. In most patients, doctors do not know why ALS occurs, which are referred to as sporadic cases. A small number of familial cases are known to occur. ALS often begins with muscle twitching and weakness in an arm or leg, or sometimes with slurring of speech. Eventually, ALS can affect the ability to control the muscles needed to move, speak, eat and breathe. ALS patients commonly experience fasciculations, which are persistent muscle twitches that can interfere with sleep, and many patients with ALS experience painful muscle cramps.
Limitations of Current Treatment. The October 2009 American Academy of Neurology ALS Care Guidelines found insufficient data to support or refute any specific interventions for the treatment of muscle cramps, twitches and spasticity in ALS patients. The guidelines did note that in diseases such as MS, effective treatments for similar problems include benzodiazepines, baclofen, dantrolene and tizanidine, all of which cause sedation in patients.
Motor Neuron Disease and ALS Clinical Trials. In 2016, we began enrolling a randomized, blinded, placebo-controlled exploratory clinical trial of 20 mg of FLX-787, formulated as an ODT, in ALS patients in Australia. Similar to our MS trial, our Australian ALS trial includes a 14-day placebo run-in period, followed by treatment periods where patients receive either FLX-787 or a placebo in the first 14-day treatment period before “crossing-over” to the other treatment for an additional 14-day treatment period. The trial is designed to include up to 50 patients and to evaluate a number of endpoints relating to spasms/cramping frequency, spasticity, pain, quality of life, sleep and safety.
In 2017, we expect to begin enrolling a randomized, blinded, placebo-controlled Phase 2 clinical trial of FLX-787, formulated as an ODT, in patients with motor neuron disease in the United States, subject to the FDA's review of our IND. We expect this trial will primarily include ALS patients, but it may also include patients with other motor neuron diseases. We also expect this trial will include a 28-day run-in period during which patients will receive a placebo and record their experience with cramps, spasms and/or spasticity. At the end of this run-in period, patients may be excluded from the trial if they are deemed to have responded to placebo. Unlike our Australian clinical trial of ALS patients, our U.S. clinical trial of ALS patients will be a parallel designed trial in which subjects receive either FLX-787 or placebo for a 28-day treatment period with no subsequent "cross-over" period. In this trial, we expect to evaluate changes in cramp frequency as the primary endpoint, with a number of secondary endpoints.
We believe the parallel design of our U.S. trial of ALS patients provides regulatory and operational benefits to the cross-over trial being conducted in Australia. As a result, we may ultimately decide to streamline our ALS development efforts and complete only our parallel designed Phase 2 clinical trial and include patients from the Australian sites in the U.S. trial.
Charcot-Marie-Tooth
Background. CMT is the most common form of inherited neuromuscular disease, affecting an estimated 150,000 people in the United States. It occurs in populations worldwide with a prevalence of about 1 in 2,500 individuals. The primary clinical features of this disease are slowly progressive distal weakness, muscle atrophy affecting the feet and legs and sensory loss. The presence of muscle cramps in hands, fingers and other muscles commonly experienced by CMT patients is consistent with the hypothesis that hyperexcitability underlies muscles cramps. Patients with CMT usually do not suffer from spasticity or other central nervous system symptoms, as the underlying pathology affects the peripheral nerve. A large majority of CMT patients experience muscle cramps frequently, in many muscles, which can interfere with motor performance, exercise, activities of daily living, sleep and quality of life for many patients.
Limitations of Current Treatment. There are no drug products approved by the FDA to treat cramps in patients with CMT. Several symptomatic therapies are used but data from randomized controlled trials of these therapies are lacking.
CMT Clinical Trial. In 2017, we expect to begin enrolling a randomized, blinded, placebo-controlled Phase 2 clinical trial of FLX-787, formulated as an ODT, in CMT patients, subject to the FDA's review of our IND and associated protocol. We expect the trial will include a 28-day run-in period during which patients receive a placebo and record their experience with cramps and/or spasms. At the end of this run-in period, patients may be excluded from the trial if they are deemed to have responded to placebo. Similar to our proposed U.S. clinical trial of ALS patients, our CMT clinical trial will be a parallel designed trial with patients receiving either FLX-787 or placebo for a 28-day treatment period. In this trial, we expect to evaluate changes in cramp frequency as the primary endpoint, with a number of secondary endpoints.
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
Limitations of Current Treatment. We do not believe any therapy has been shown to be safe and effective in treating nocturnal leg cramps in well-designed, blinded clinical trials. Stretching and systemic treatments, such as dietary supplements, vasodilators and calcium channel blockers, have shown some benefit in treating nocturnal leg cramps, but we do not believe any medication has shown durable evidence of clinical efficacy. Quinine is prescribed in the United Kingdom for the treatment of nocturnal leg cramps. However, quinine is associated with serious and life-threatening adverse events and, in 1994, the FDA banned the use of over-the-counter quinine for the treatment of leg cramps and expanded this restriction for prescription quinine products in 2006.
Nocturnal Leg Cramp Clinical Studies. We have conducted three studies in subjects with nocturnal leg cramps. In the first study, reported in February 2016, we evaluated our extract formulation in a randomized, blinded, placebo-controlled, cross-over design study of 50 subjects. Statistically significant effects were demonstrated on key endpoints in the study, including cramp frequency (p<0.05), cramp-free days (p<0.01), the physician-rated Clinical Global Impression of Change (p<0.01), cramp pain measures (p<0.05), and specific sleep disturbance measures (p<0.05). There were no serious adverse events reported in the study.
In a second study, reported in October 2016, we evaluated multiple dosages of FLX-787, formulated as both a liquid and an ODT, in four rapidly successive cross-over periods. The 29 subjects in this study had participated in our prior nocturnal leg cramps study. Muscle cramp frequency was reduced (p<0.05) at two weeks in the parallel portion of the first phase. In the cross-over data sets, efficacy (p<0.05) was generally seen for the pre-specified endpoints of muscle cramp frequency and cramp free nights in the early study arms. In the latter arms, FLX-787 did not show statistical significance versus placebo, which we believe may have resulted from a potential carryover effect. There were no serious adverse events reported in the study.
In October 2016, we also reported results from the first portion of the third study, which evaluated FLX-787 in 72 subjects who reported to suffer from nocturnal leg cramps. The study did not demonstrate a statistically significant difference versus placebo on the pre-specified endpoints of muscle cramp frequency or cramp-free nights. A number of concerns have been identified that we believe impact the data interpretation from this study, including concerns relating to patient selection. These issues appear to have been concentrated at one of the three clinical recruitment sites in the study. When data from this site are excluded and analysis is restricted to patients from the two other sites (n=37), FLX-787 shows a strong statistical trend in reducing muscle cramp frequency (p=0.06) during the initial two-week parallel portion of the study versus placebo as compared to the baseline run-in period.

The data we received from the second part of this study were generally consistent with the data from the first part of the study. There were no serious adverse events reported in either part of the study.
Given the subsequent concerns regarding patient selection in our third study, we also conducted an analysis of subjects likely to have NLC based upon a questionnaire administered after the study was completed. Of the respondents to the questionnaire, 26 subjects were identified, in a blinded manner, as likely having nocturnal leg cramps. An analysis of the first treatment exposure in both parts of the study for the subjects showed a statistically significant effect in the reduction in cramp frequency when compared to placebo (p=0.03).
In January 2017, we decided to delay further development of FLX-787 for nocturnal leg cramps and focus our drug development efforts on severe neurological conditions.
Other Potential Indications
We may also pursue the use of our drug product candidates in several other conditions where muscle cramps, spasms or abnormal muscle contractions afflict patients, including spasms due to brain injury such as in stroke or cerebral palsy or trauma, cervical dystonia, spasticity as a result of spinal cord injury, focal dystonias (e.g. blepharospasm), other peripheral neuropathies (e.g. diabetic), fibromyalgia, Machado-Joseph disease, hereditary spastic paraplegia, cramp fasciculation syndrome, cramps due to renal failure (during dialysis) or liver cirrhosis, spasmodic dysphonia, hypomagnesemia, hypocalcemia, piriformis syndrome, lower lumbar radiculopathy and neuromyotonias (focal).
HOTSHOT
In June 2016, we launched our first consumer product, HOTSHOT, which is marketed to endurance athletes that experience EAMCs and was our only source of revenue during 2016. HOTSHOT’s efficacy is based on the same potential mechanism of action of Chemical Neuro Stimulation as our drug product candidates but is formulated as a consumer beverage with a lower amount of TRP activators.
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
Limitations of Current Products. There are a number of well-known sports drinks and other consumer products that are intended to treat electrolyte abnormalities and dehydration. However, we do not believe clinical studies have proven that these factors, in isolation, cause EAMCs. Scientists recently began hypothesizing that altered neuromuscular control, as a result of muscle fatigue, causes EAMCs. While there are other companies that market their muscle cramping products to endurance athletes participating in high-intensity sports, we believe HOTSHOT is the only product that has been shown to be scientifically effective in treating muscle cramps.
HOTSHOT for the Prevention and Treatment of Exercise-Associated Muscle Cramps
HOTSHOT is a beverage that athletes take before, during and after exercise to prevent and treat muscle cramps. It is based on our founders’ original extract formulation of TRP activators. We tested several different formulations of the active ingredients from this extract formulation to refine the taste while ensuring continued efficacy in treating and preventing muscle cramps. We also added emulsifiers and flavoring agents, in order to develop a more appealing consumer product. HOTSHOT includes organic ingredients and is priced at a premium to many existing sports beverages. As our brand and target markets evolve, we anticipate evaluating product line extension opportunities and believe that the breadth of our consumer products will depend on a variety of factors, including market opportunity, brand positioning, target audience and product formulation alternatives.
HOTSHOT Brand Strategy
We believe there is a significant opportunity to commercialize an efficacious product for treating and preventing EAMCs under a culturally relevant lifestyle brand. Our product is marketed primarily to endurance athletes participating in high endurance sports, such as triathlons, marathons and cycling events. Our marketing materials and branded website highlight HOTSHOT’s efficacy and the scientific origins of and support for HOTSHOT.

We are building awareness and adoption of HOTSHOT among key opinion leaders and core endurance athletes, who we believe are interested in scientifically-proven products. We increase awareness and demand using a number of different tools, including attendance and sponsorship of endurance events, endorsements from endurance athletes, the use of targeted digital, print and social media campaigns, sales and marketing campaigns focused on key geographic areas and public relations activities. We believe that, over time, these athletes will act as opinion leaders and their endorsement and use will drive future adoption by a broader audience.
To explain the science behind HOTSHOT, we highlight the importance of an athlete’s nerves and muscles working together to prevent and treat muscle cramps, which we refer to as neuromuscular performance, or NMP. Respondents to a customer survey indicate that many of our customers perceive benefits of HOTSHOT beyond cramping, including benefits relating to reduced muscle soreness, increased ability to exert oneself and reduced muscle fatigue. We are working with leading academic centers to study these potential benefits.
HOTSHOT Distribution
We use e-commerce strategies to sell online through our direct-to-consumer website and through third-party websites, including a retailer that offers international shipping. In 2016, we focused our sales and marketing efforts on a limited number of geographic areas with strong endurance sports markets, including Los Angeles, California, Boulder, Colorado and Boston, Massachusetts. In 2017, we expect to expand these core geographic markets to include several additional cities. In each of these locations, we build brand awareness by attending endurance sports events and distributing HOTSHOT to leading retailers, such as cycling, running and triathlon stores. Over time, we may expand to more mainstream distribution channels, including national retailers.
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
We own a first family of applications, including two pending U.S. utility patent applications and one European patent application directed to compositions and methods of using those compositions for preventing, treating or ameliorating muscle cramping. A patent based on these applications, if issued, would have a statutory expiration in both the United States and Europe in July 2031.
We also own a second family of patent applications, including one utility patent application that is pending in the United States, Australia, Brazil, Canada, China, the Eurasian Patent Organization, Europe, Israel, Japan, Korea, Mexico, New Zealand, Singapore and South Africa. This application is directed to methods for preventing and treating various muscle-related conditions and disorders and methods of diagnosing and selecting a patient for treatment. The patent applications also include various uses of TRP activators, formulations, compositions of chemical matter, and enabling technology such as the electrical stimulation technique for inducing muscle cramps.
We also own additional families of applications, including one PCT application and three provisional patent applications. These applications are directed at various aspects of our work including influencing neuromuscular activity by stimulating a TRP channel in the nerve ending of a sensory neuron. The PCT application will enter the national phase in April 2018. A patent based on the PCT application, if issued, would have a statutory expiration in October 2036. A patent based on the pending provisional applications would, if issued, have a statutory expiration in June 2037 or January 2038.

We also own one design patent application directed to the design of one of our bottles. The international patent application was granted in September 2016, and we are currently awaiting the outcome of the designations in Australia, Canada, Europe, Japan, South America, and the United States. The statutory expiration of the design patents will vary based on jurisdiction. If issued in the United States, the design patent will expire fifteen years after the date of grant.
While we seek broad coverage for our patents, there is always a risk that an alteration to the formulation of our drug product candidates and consumer products may provide sufficient basis for a competitor to avoid infringement claims by us.
Trade Secrets, Trademarks and Proprietary Information
Our drug product candidates and consumer product have gone through numerous iterations to optimize their effectiveness, thereby creating trade secrets and proprietary know-how. In particular, the formulation of our consumer product will be treated as a trade secret. We seek to protect our proprietary information, including our trade secrets and proprietary know-how, by requiring our employees to execute Proprietary Information, Inventions, Non-Solicitation, and Non-Competition Agreements upon the commencement of their employment. Consultants and other advisors are required to sign consulting agreements. These agreements generally provide that all confidential information developed or made known during the course of the relationship with us be kept confidential and not be disclosed to third-parties except in specific circumstances. In the case of our employees, the agreements also typically provide that all inventions resulting from work performed for us, and utilizing our property or relating to our business and conceived or completed during their employment with us, shall be our exclusive property to the extent permitted by law. Further, we require confidentiality agreements from entities that receive our confidential data or materials.
We have received trademark protection from the U.S. Patent and Trademark Office, or the USPTO, and several foreign bodies for certain of our marks and will continue to apply for trademark protection with the USPTO and applicable foreign bodies for our brand. Issuance of a federally registered trademark creates a rebuttable presumption of ownership of the mark, but may be subject to challenge by others claiming first use in the mark in some or all of the areas in which it is used. Federally registered trademarks have a perpetual life, as long as they are maintained and renewed on a timely basis and used properly as trademarks, subject to the rights of third-parties to seek cancellation of the trademarks if they claim priority or confusion of usage. We believe that trademarks will be an important element of our ability to successfully market our consumer products.
Royalty Agreement
In connection with the transfer of certain intellectual property to us by certain of our founders, or collectively the Founders, on March 20, 2014, we entered into a royalty agreement with the Founders. Pursuant to the royalty agreement, we are obligated to pay the Founders a royalty of 2%, in the aggregate, of gross sales of any product sold by us or by any of our licensees for use in the treatment of any neuromuscular disorders, and that uses, incorporates or embodies, or made using any of our intellectual property, including any know-how. The royalty agreement grants the Founders certain audit rights and requires any license or sublicense granted by us be consistent with the terms and conditions of the royalty agreement. Each Founder may assign his rights and obligations under the royalty agreement to a third party upon prior written notice to us and we may not assign our rights and obligations thereunder except in the event of a change in control relating to our company. The term of the royalty agreement is perpetual.
Manufacturing
We do not currently have our own manufacturing facilities. We intend to continue to use our financial resources to focus on commercializing HOTSHOT and developing our drug product candidates, and we do not intend to establish our own manufacturing facilities. We intend to meet our pre-clinical and clinical trial manufacturing requirements by establishing relationships with third-party manufacturers and other service providers to perform these services for us.
We rely on a network of third-party manufacturers to supply materials and produce HOTSHOT. Several contract suppliers provide us with raw materials and our co-packer converts these raw materials into finished goods available for sale. We currently rely, and expect to continue to rely, on a sole source third-party co-packer to produce, bottle and package HOTSHOT and have entered into a production agreement with this co-packer. We rely on a third party as the sole source for certain of the raw materials in HOTSHOT and have entered into a supply agreement with this supplier. There can be no assurance our sole source third-party manufacturer and suppliers will meet our commercial demands in a timely manner or that we will be to identify and establish relationships with qualified additional or back-up suppliers and manufacturers.
Sales and Marketing
We currently have limited marketing, sales or distribution capabilities, which we established in connection with the launch of HOTSHOT. In order to commercialize any drug product candidate that is approved for commercial sale, we must either develop a sales and marketing infrastructure or collaborate with third parties that have sales and marketing experience.
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
We may also seek third party support from established pharmaceutical and biotechnology companies for those products that would benefit from the promotional support of a large sales and marketing force. In these cases, we might seek to promote our products in collaboration with marketing partners or rely on relationships with one or more companies with large established sales forces and distribution systems.
HOTSHOT
We launched HOTSHOT in June 2016 and, to date, our marketing efforts have focused on building brand awareness of HOTSHOT among key opinion leaders and core endurance athletes. To drive product trial, we use a variety of sales and marketing strategies, including sponsorships of endurance events, endorsements from endurance athletes, public relations campaigns, print and digital media campaigns, social media advertisements, product sampling and promotional activities at events such as marathons, triathlons, cycling events and obstacle course races. We anticipate leveraging early adopters to drive product and messaging advocacy and using targeted digital and social media campaigns to expand product sales.
We use e-commerce strategies to sell online through our direct-to-consumer website and through third-party websites, including a retailer that offers international shipping. We initially targeted select geographic markets in order to develop this core group of early adopters, including Los Angeles, California, Boulder, Colorado and Boston, Massachusetts, and expect to expand beyond these cities to several additional geographies in 2017. We have a limited sales force focused on each of these locations to accelerate distribution of our product initially through specialty retailers, such as cycling, running and triathlon stores. Over time, we may expand our distribution to more mainstream channels, including national retailers.
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
The October 2009 American Academy of Neurology ALS Care Guidelines found insufficient data to support or refute any specific interventions for the treatment of muscle cramps, twitches and spasticity in ALS patients. The guidelines did note that in diseases such as MS, effective treatments for similar problems include benzodiazepines, baclofen, dantrolene and tizanidine.

There are no drug products approved by the FDA to treat cramps in patients with CMT. Several symptomatic therapies are used but data from a randomized controlled studies of this therapies are lacking.
HOTSHOT competes against traditional beverage companies, sports beverage companies and companies developing dietary supplements. We believe the principal elements of competition in the consumer product industry will be price, taste, selection, brand recognition, brand loyalty, distribution channel offerings and the effectiveness of the product.
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

•
performance of adequate and well-controlled human clinical trials according to the FDA's laws and regulations pertaining to the conduct of human clinical studies, collectively referred to as Good Clinical Practices, or GCP, and according to the International Council for Harmonization, or ICH, GCP guidelines, to establish the safety and efficacy of the proposed drug for its intended use;

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
We rely, and expect to continue to rely, on third parties for the production of clinical and future commercial quantities of our products. Manufacturers of our products are required to comply with applicable FDA manufacturing requirements contained in the FDA's cGMP regulations. cGMP regulations require, among other things, quality control and quality assurance as well as the corresponding maintenance of records and documentation. Drug manufacturers and other entities involved in the manufacture and distribution of approved drugs are also required to register their establishments with the FDA and certain state agencies, and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with cGMP and other laws. Accordingly, manufacturers must continue to expend time, money, and effort in the area of production and quality control to maintain cGMP compliance. Discovery of problems with a product after approval may result in restrictions on a product, manufacturer, or holder of an approved NDA. These restrictions may include suspension of a product until the FDA is assured that quality standards can be met, continuing oversight of manufacturing by the FDA under a consent decree of permanent injunction, which frequently includes the imposition of costs and continuing inspections over a period of many years, as well as possible withdrawal of the product from the market. In addition, changes to the manufacturing process generally require prior FDA approval before being implemented. Other types of changes to the approved product, such as adding new indications and additional labeling claims, are also subject to further FDA review and approval.
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
Conventional Food Regulation
HOTSHOT is regulated as a conventional food. Treatment or prevention of nocturnal leg muscle cramps are a particular indication that the FDA stated, in a Federal Register notice in 2000 (65 Fed. Reg. 1031), qualifies as a structure/function claim or intended use, although it can also be targeted by drug products. Structure/function claims that focus on effects derived from nutritive value may be made for conventional foods. Food products are subject to extensive regulation in the United States and abroad with respect to their safety, manufacturing, packaging, labeling, advertising and distribution. The manufacture, packaging, labeling, holding, sale, and distribution of foods are also subject to extensive local, state, and foreign government regulation. The Bureau of Customs and Border Patrol, or CBP, a division of the Department of Homeland Security, also regulates shipments containing conventional foods and engages in enforcement activity in concert with the FDA to block the import or export of articles deemed adulterated or otherwise unlawful for sale in the United States (imports) or in the non-U.S. country to which articles are addressed. Import holds on articles or demands for recall can interfere with the timely delivery of products to market and can result in regulatory fines and penalties.
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
In the United Kingdom, the principal governing legislation is the Food Safety Act of 1990, or FSA (governing safety of food products) and the Medicines Act of 1968 (governing licensing and sale of medicine). Further guidance is provided by numerous Statutory Instruments addressing the formulation, purity, packaging, advertising and labeling of such products. Medicinal products are regulated and enforced by the Medicines and Healthcare Products Regulatory Agency (MHRA), an agency of the Department of Health. The MHRA determines if an herbal remedy is medicinal by virtue of its "presentation" or "function." Food products are regulated by the Food Standard Agency (FSA), which reports to the Department of Health and to the Department of Environment, Food and Rural Affairs. Vitamin and mineral supplements and soup products with herbal ingredients are generally considered food supplements and are subject to the purview of the FSA. Additional legislative standards have been adopted in the other EU countries, typically similar in scope to the UK. The regulatory scheme in Canada is similar but not identical to that of the United States concerning medicines and healthcare products or material health products and is regulated by Health Canada.
Pharmaceutical Coverage, Pricing and Reimbursement for Drug Products
Significant uncertainty exists as to the coverage and reimbursement status of any drug candidates for which we obtain regulatory approval. In the United States and markets in other countries, sales of any drug products for which we receive regulatory approval for commercial sale will depend in part on the availability of coverage and adequate reimbursement from third-party payors. Third-party payors include government payor programs at the federal and state levels, including Medicare and Medicaid, managed care organizations, private health insurers and other organizations. The process for determining whether a payor will provide coverage for a drug product may be separate from the process for setting the price or reimbursement rate that the payor will pay for the drug product. Third-party payors may limit coverage to specific drug products on an approved list, or formulary, which might not include all of the FDA-approved drug products for a particular indication. In addition, a payor's decision to provide coverage for a drug product does not imply that an adequate reimbursement rate will be approved. Adequate third-party reimbursement may not be available to enable us to maintain price levels sufficient to realize an appropriate return on our investment in product development.
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
In March 2010, then President Obama signed into law the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, collectively, the ACA, a sweeping law intended to, among other things, broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, add new transparency requirements for healthcare and health insurance industries, impose new taxes and fees on the health industry and impose additional health policy reforms. Among other things, the ACA revises the definition of "average manufacturer price" for calculating and reporting Medicaid drug rebates on outpatient prescription drug prices, which could increase the amount of Medicaid drug rebates to states once the provision is effective. Further, the new law imposes a significant annual fee on companies that manufacture or import branded prescription drug products. There have been judicial and Congressional challenges to certain aspects of the ACA. Most recently, in January, Congress voted to adopt a budget resolution for fiscal year 2017, or the Budget Resolution, that authorizes the implementation of legislation that would repeal portions of the ACA. The Budget Resolution is not a law; however, it is widely viewed as the first step toward the passage of repeal legislation. Further, on January 20, 2017, President Trump signed an Executive Order directing federal agencies with authorities and responsibilities under the ACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the ACA that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. Congress also could consider subsequent legislation to replace elements of the ACA that are repealed.
In addition, other legislative changes have been proposed and adopted since the ACA was enacted. For example, on August 2, 2011, then President Obama signed into law the Budget Control Act of 2011, which, among other things, created the Joint Select Committee on Deficit Reduction to recommend to Congress proposals in spending reductions. The Joint Select Committee on Deficit Reduction did not achieve a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, triggering the legislation's automatic reduction to several government programs. This includes aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, which went into effect in April 2013, and will remain in effect through 2025 unless additional Congressional action is taken. On January 2, 2013, then President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, reduced Medicare payments to several providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These new laws may result in additional reductions in Medicare and other healthcare funding, which could have a material adverse effect on our customers and accordingly, our financial operations.
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
Further, there has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries and proposed bills designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the cost of drugs under Medicare, and reform government program reimbursement methodologies for drugs.

We expect that healthcare reform measures that have been and may be adopted in the future, may result in more rigorous coverage criteria and in additional downward pressure on the price that we receive for any approved product, and could seriously harm our future revenue. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our products.
Other U.S. Healthcare Laws and Compliance Requirements
In the United States, our activities are potentially subject to regulation by various federal, state and local authorities in addition to the FDA, including the Centers for Medicare and Medicaid Services, other divisions of the United States Department of Health and Human Services (e.g., the Office of Inspector General), the United States Department of Justice and individual United States Attorney offices within the Department of Justice, and state and local governments. For example, various activities, including but not limited to clinical research, sales, marketing and scientific/educational grant programs, must comply with the anti-fraud and abuse provisions of the Social Security Act, the federal Anti-Kickback Statute, the federal False Claims Act and similar state laws, each as amended. Failure to comply with such requirements could potentially result in substantial penalties to us. Even if we structure our programs with the intent of compliance with such laws, there can be no certainty that we would not need to defend against enforcement or litigation, in light of the fact that there is significant enforcement interest in pharmaceutical companies in the United States, and some of the applicable laws are quite broad in scope.
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
The federal false claims laws, including the civil False Claims Act, impose liability on any person or entity that, among other things, knowingly presents, or causes to be presented, a false or fraudulent claim for payment by a federal healthcare program. The qui tam provisions of the civil False Claims Act allow a private individual to bring civil actions on behalf of the federal government alleging that the defendant has submitted a false claim to the federal government, and to share in any monetary recovery. In recent years, the number of suits brought by private individuals has increased dramatically. In addition, various states have enacted false claims laws analogous to the False Claims Act. Many of these state laws apply where a claim is submitted to any third-party payor and not merely a federal healthcare program. There are many potential bases for liability under the civil False Claims Act. Liability arises, primarily, when an entity knowingly submits, or causes another to submit, a false claim for reimbursement to the federal government. The civil False Claims Act has been used to assert liability on, for example, the basis of kickbacks and other improper referrals, improperly reported government pricing metrics such as Best Price or Average Manufacturer Price, improper promotion of off-label uses (i.e., uses not expressly approved by FDA in a drug's label), and allegations as to misrepresentations with respect to the services rendered. Our business activities relating to the reporting of discount and rebate information and other information affecting federal, state and third-

party reimbursement of our future products, and the sale and marketing of our future products and our service arrangements or data purchases, among other activities, may be subject to scrutiny under these laws. The cost of defending any such claims, as well as any sanctions imposed, could adversely affect our financial performance.
Also, the Health Insurance Portability and Accountability Act of 1996, or HIPAA, created several additional federal crimes, including healthcare fraud, and false statements relating to healthcare matters. The healthcare fraud statute prohibits knowingly and willfully executing a scheme to defraud any healthcare benefit program, including private third-party payors. The false statements statute prohibits knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services. Similar to the Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation.
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
Because of the breadth of these laws, it is possible that some of our business activities could be subject to challenge under one or more of such laws. If our operations are found to be in violation of any of the federal and state laws described above or any other governmental regulations that apply to us, we may be subject to penalties, including potentially significant administrative, criminal and civil penalties, damages, fines, individual imprisonment, exclusion from participation in government healthcare programs, additional reporting requirements and oversight if we become subject to a corporate integrity agreement or similar agreement to resolve allegations of non-compliance with these laws, injunctions, recall or seizure of products, total or partial suspension of production, denial or withdrawal of pre-marketing product approvals, private "qui tam" actions brought by individual whistleblowers in the name of the government or refusal to allow us to enter into supply contracts, including government contracts, and the curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our results of operations.
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
Our Reporting Segments
Effective as of the second quarter of 2016 and in connection with the launch of HOTSHOT, we began operating as two reportable segments: Consumer Operations and Drug Development. We operate in only one geographic area, the United States. See Note 15 to our consolidated audited financial statements included elsewhere in this Annual Report for certain financial information related to our two operating segments, which is incorporated by reference into Item 1 of this Annual Report.
Employees
As of March 3, 2017, we had 30 full-time employees and one part-time employee. None of our employees are represented by labor unions or covered by collective bargaining agreements. We consider our relationship with our employees to be good.
Research and Development
Our Drug Development segment has incurred the majority of our research and development expenses. We incurred $37.1 million of research and development expenses from February 26, 2014 (inception) through December 31, 2016. Our research and development efforts are focused on new product development, including pre-clinical research and clinical trials to develop our drug product candidates.
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

We file electronically with the U.S. Securities and Exchange Commission, or SEC, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act. We make available on our website at www.flex-pharma.com (under "Investors & Media"), free of charge, copies of these reports as soon as reasonably practicable after filing these reports with, or furnishing them to, the SEC. Further, a copy of this Annual Report is located at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D. C. 20549. Information on the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330. The SEC maintains a website that contains reports, proxy and information statements and other information regarding our filings at www.sec.gov. The information found on our website is not incorporated by reference into this Annual Report or any other report we file with or furnish to the SEC.

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

We are a biotechnology company with limited operating history. Since inception, we have incurred a significant loss. We incurred an accumulated net loss of $76.6 million from February 26, 2014, the date of our inception, to December 31, 2016.
Our losses have resulted principally from expenses incurred in the research and development of our original extract formulation, FLX-787, HOTSHOT and our other drug product candidates and from selling, general and administrative expenses that we have incurred while marketing HOTSHOT and building our business infrastructure. We expect to incur substantial and increased expenses as we expand our development activities and advance our clinical programs and as we continue to commercialize HOTSHOT. As a result of the foregoing, we expect to continue to incur significant and increasing operating losses and negative cash flows for the foreseeable future.
To date, we have financed our operations through private placements of equity securities and the proceeds from our initial public offering completed in February 2015. We have no drug products approved for commercialization and to date have generated only limited revenue from the sale of HOTSHOT. The development of biotechnology products is a highly speculative undertaking and involves a substantial degree of risk.
We have generated limited consumer product revenue to date and may never become profitable.
We do not have any drug products approved for marketing and, to date, have only generated approximately $1.0 million in revenue from the sale of HOTSHOT. Our ability to generate revenue from drug products and achieve profitability depends on our ability to successfully complete the development of, and obtain the marketing approvals necessary to commercialize, one or more of our drug product candidates. Until, and unless, we receive approval from the FDA and other regulatory authorities overseas for one or more of our drug product candidates, we cannot market or sell our products as drugs and will not have drug product revenues. Any drug product candidate we develop will require significant time and capital before we can apply for approval from the FDA. Further, we do not expect to generate significant revenue from HOTSHOT, or any future consumer product, for several years, if ever. Therefore, for the foreseeable future, we will have to fund all of our operations and capital expenditures from cash, cash equivalents and marketable securities on hand, licensing fees and grants, if any, strategic alliances and potentially, future equity or debt offerings.
Even if we succeed in developing and commercializing one or more drug product candidates, we expect to incur substantial losses for the foreseeable future and may never become profitable. The successful development and commercialization of any drug product candidates will require us to perform a variety of functions, including:

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
The successful commercialization of our consumer brand and products will require us to perform a variety of functions, including:

•	creating and maintaining brand loyalty from our customers;

•	marketing HOTSHOT to endurance athletes and, following the initial adoption by these athletes, expanding our targeted customers to a broader audience;

•	entering into distribution and other strategic arrangements with third-party retailers and other potential distributors of our products; and

•	developing new product lines and extensions.
The number of athletes that suffer from EAMCs, or the frequency of EAMCs experienced by athletes, may not be as large as we estimate. In addition, consumers may be unwilling to pay for a premium priced consumer product for the treatment and/or prevention of EAMCs. As a result, we may not be able to attract new customers and generate significant revenue from sales of our consumer products, and we may never achieve profitability.
We may be unable to develop and commercialize any drug product candidate, or substantially increase the sales of HOTSHOT, and, even if we do, may never achieve profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable would decrease the value of our company and could impair our ability to raise capital, expand our business or continue our operations. A decline in the value of our company could cause you to lose all or part of your investment.
We expect that we will need substantial additional funding. If we are unable to raise capital when needed, we could be forced to delay, reduce or eliminate our product development programs or commercialization efforts.
Developing pharmaceutical products, including conducting pre-clinical studies and clinical trials, is a time-consuming, expensive and inherently uncertain process that takes years to complete. We expect that our expenses will increase as we continue our clinical trials of FLX-787 for patients with MS and ALS outside the United States and initiate new clinical trials in the United States. If we obtain marketing approval for a drug product candidate that we develop, we expect to incur significant commercialization expenses related to product sales, marketing, distribution and manufacturing. Additionally, as continue to commercialize HOTSHOT, we expect to incur significant manufacturing and sales and marketing costs even if we are unable to generate substantial revenue from these products.
As of December 31, 2016, we had cash, cash equivalents and marketable securities of $61.1 million. Based upon our current operating plan, we believe our existing cash, cash equivalents and marketable securities will enable us to fund our operating expenses and capital requirements until early 2019. This estimate is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Changes may occur beyond our control that would cause us to consume our available capital before that time, including changes in and progress of our development activities, acquisitions of additional drug candidates, increased costs of marketing and selling our consumer products and changes in regulation. Our future funding requirements will depend on many factors, including but not limited to:

•	the timing and size of any future clinical trials and our ability to successfully complete them in a timely manner;

•	the FDA's acceptance of our IND for our planned clinical trials in motor neuron disease and CMT;

•	the number of indications that we pursue for our drug product candidates;

•	our ability to obtain approval from the FDA to market our product candidates;

•	market acceptance of HOTSHOT or any drug product candidates, if approved;

•	the cost and timing of establishing sales, marketing and distribution capabilities;

•	the cost of our research and development activities;

•	the ability to obtain coverage and adequate reimbursement by third-party payors;

•	the cost and timing of marketing authorization or regulatory clearances;

•	the cost of goods associated with HOTSHOT and drug product candidates; and

•	the extent to which we acquire or invest in businesses, products and technologies, including entering into licensing or collaboration arrangements for product candidates.

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
Attempting to secure additional financing may divert our management from our day-to-day activities, which may adversely affect our ability to develop and commercialize our drug product candidates or consumer brand and products. In addition, we cannot guarantee that future financing will be available in sufficient amounts or on terms acceptable to us, if at all. If we are unable to raise additional capital when required or on acceptable terms, we may be required to:

•	significantly delay, scale back or discontinue the development or commercialization of our drug product candidates or our consumer products;

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
If we raise additional funds through collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties, we may have to relinquish valuable rights to our intellectual property or future revenue streams. If we are unable to raise additional funds when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.
We have a limited operating history and no history of commercializing pharmaceutical products, which may make it difficult to evaluate the prospects for our future viability.
We were formed in February 2014 and, as a result, have a limited operating history upon which to evaluate our business. Prior to the launch of HOTSPOT, our operations had been limited to financing and staffing our company, developing our intellectual property, developing our drug product candidates, conducting proof-of-concept clinical trials and preparing for the launch of our consumer brand and product. We have not yet demonstrated an ability to successfully complete a large-scale, pivotal clinical trial or obtain marketing approval. We have conducted limited sales and marketing activities necessary for the launch of HOTSPOT. Consequently, predictions about our future success or viability may not be as accurate as they could be if we had a longer operating history or a history of successfully developing and commercializing drug products.
Risks Related to Clinical Development and Regulatory Approval
We are heavily dependent on the successful development of FLX-787, and we cannot be certain that any drug product candidate we develop will enter clinical trials in the United States, receive regulatory approval or be successfully commercialized.
We currently have no drug products that are approved for commercial sale and may never successfully develop marketable drug products. We expect that a substantial portion of our efforts and expenditures over the next few years will be devoted to developing FLX-787 and our other drug product candidates and, accordingly, our business depends heavily on the successful development, regulatory approval and subsequent commercialization of the drug product candidates we develop. We are currently testing FLX-787 in clinical trials in patients with muscle cramps, spasms and spasticity associated with ALS and MS. In 2017, we expect to file an IND in order to begin evaluating FLX-787 in patients with muscle cramps, spasms and spasticity associated with motor neuron disease and CMT. There is no guarantee that our IND will not be placed on clinical hold by the FDA or that the results of our clinical trials will be favorable.
We have also studied FLX-787 and other single molecule TRP agonists in our electrically-induced cramp model. While we understand the physical properties of the TRP activators in our extract formulation and their interaction with the primary sensory neurons in the mouth, esophagus, and stomach, we do not know whether it is this interaction that produced the reduction in muscle cramps observed in the studies in our electrically-induced cramp model. One of our studies of FLX-787 in subjects with nocturnal leg cramps did not show a statistically significant effect on the pre-specified endpoints and we have not yet received any results from the trials of FLX-787 in patients with severe neurological conditions. We will also need to determine the most appropriate dosage level and delivery mechanism for any drug product candidate. If we are not able to develop drug product candidates that safely and effectively treat severe neurological conditions, our future prospects may be limited, which may negatively impact the trading price of our common stock.
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
Because our drug product candidates are in early stages of development, there is a high risk of failure, and we may never succeed in developing marketable products or generating product revenue.
Our early clinical studies of FLX-787 in reducing electrically-induced muscle cramps may not be predictive of the results of any clinical studies we may conduct in MS, ALS, CMT or other neurological conditions. The technique to electrically induce, measure and analyze muscle cramps utilized in connection with our completed studies has not been widely studied, its usefulness in clinical studies has not been validated and the methods of analyzing the results have not been widely agreed upon. As a result, we cannot be certain that our clinical studies performed to date are an accurate predictor of the efficacy of product candidates in preventing or reducing naturally occurring muscle cramps and spasms. If our clinical trials do not successfully demonstrate the efficacy of our product candidates for the treatment of MS, ALS or CMT, our ability to develop and commercialize our drug product candidates may be limited.
Because of the small number of subjects in our clinical studies performed to date, the results from our completed clinical studies may be less reliable than results achieved in larger clinical studies.
A study design that is considered appropriate includes a sufficiently large sample size with appropriate statistical power, as well as proper control of bias, to allow a meaningful interpretation of the results. In our two studies of FLX-787 using our electrically-induced cramp model, we analyzed the effect of FLX-787 on reducing electrically-

induced muscle cramps in 14 subjects in the aggregate. The results of studies with smaller sample sizes such as these can be disproportionately influenced by the impact the treatment had on a few individuals, which limits the ability to generalize the results across a broader community, thus making the study results less reliable than studies with a larger number of subjects. As a result, there may be less certainty that our product candidates will achieve a statistically significant effect in any future clinical trials. If our drug product candidates do not achieve statistically significant results in our clinical trials, our ability to continue developing these product candidates and achieve regulatory approval may be limited.
Clinical development involves an expensive and time-consuming process with an uncertain outcome, and results of earlier studies and trials may not be predictive of future trial results.
We are currently conducting clinical trials of FLX-787 in Australia in patients with ALS and MS and are planning to conduct a Phase 2 clinical trial of FLX-787 in the United States in patients with motor neuron disease, including ALS, and another Phase 2 clinical trial in patients with CMT. However, the commencement of clinical trials in the United States requires the submission of an IND to the FDA. An IND requires the submission of manufacturing information, analytical data, the results of nonclinical trials, a proposed clinical trial protocol and other information, and the FDA's primary objective in reviewing an IND is to assure the safety of subjects. There is no guarantee that we will be able to begin our trials of FLX-787 in ALS and CMT patients in the United States. In addition, our planned and any future clinical trials may not begin on time, have an effective design, enroll a sufficient number of patients, or be completed on schedule, if at all. The FDA may place any IND or clinical trial that we propose on clinical hold, which would require that we resolve any concerns prior to being permitted to initiate or continue clinical development. Outside the United States, a local ethics committee may prevent our clinical trials in MS and ALS patients from continuing. If the FDA does not approve our IND, or the FDA or any ethics committee prevents a trial from beginning or an ongoing trial from continuing, our ability to develop drug products may be delayed.
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
Undesirable side effects caused by our drug product candidates could cause us, clinical trial sites or regulatory authorities to interrupt, delay or halt clinical trials and could result in the delay or denial of regulatory approval. None of the subjects in the studies of our drug product candidates reported any serious adverse events, or SAEs. However, there is no guarantee that subjects in our future clinical trials will not experience SAEs. Any side effects could affect subject recruitment or the ability of enrolled subjects to complete clinical trials or result in potential product liability claims, which may harm our business, financial condition and prospects significantly.
Further, if we or others identify undesirable side effects caused by our consumer products or drug product candidates products, a number of potentially significant negative consequences could result, including:

•	regulatory authorities may withdraw approval for the drug products or impose restrictions on their distribution in the form of a modified REMS;

•	regulatory authorities may require additional labeling statements on the drug products such as warnings or contraindications;

•	we may be required to create a medication guide for the drug products outlining the risks of such side effects for distribution to patients;

•	we may be required to change the way the product is administered or conduct additional clinical studies;

•	we could be sued and held liable for harm caused to individuals;

•	we could elect to discontinue the sale of HOTSHOT or any future consumer product; or

•	our reputation may suffer.
Any of these events could prevent us from achieving or maintaining market acceptance of the affected drug product candidate, if approved, or HOTSHOT and could substantially increase the costs of commercializing our product candidates.

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
Risks Related to Our Reliance on Third Parties
We rely on third parties to conduct our clinical trials. If these third parties do not successfully carry out their contractual duties or meet expected deadlines, we may not be able to obtain marketing approval for or commercialize our drug product candidates and our business could be materially harmed.
We rely upon third-party CROs to monitor and manage data for our clinical programs. We rely on these parties for execution of our clinical trials, and we control only certain aspects of their activities. Nevertheless, we are responsible for ensuring that each of our trials is conducted in accordance with the applicable protocol, legal, regulatory and scientific standards and our reliance on the CROs does not relieve us of our regulatory responsibilities. We and our CROs are required to comply with FDA laws and regulations regarding current good clinical practices, or GCPs, which are also required by the Competent Authorities of the Member States of the European Economic Area, or EEA, and comparable foreign regulatory authorities in the form of International

Council for Harmonization, or ICH, guidelines for all of our drug product candidates in clinical development. Regulatory authorities enforce GCPs through periodic inspections of trial sponsors, principal investigators and trial sites. If we or any of our CROs fail to comply with applicable GCPs, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We cannot assure you that upon inspection by a given regulatory authority, such regulatory authority will determine that any of our clinical studies or trials comply with GCP regulations. While we have agreements governing activities of our CROs, we have limited influence over their actual performance. In addition, our ongoing clinical trials in MS and ALS are being conducted outside of the United States, which makes it more difficult for us to monitor CROs and perform visits of our clinical trial sites. As a result, we rely heavily on CROs to ensure the proper and timely conduct of our clinical trials and compliance with applicable regulations, including GCPs. Failure to comply with applicable regulations in the conduct of our clinical trials may require us to repeat clinical trials, which would delay the regulatory approval process.
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
We rely completely on third parties to manufacture and package our supplies for our clinical studies and we intend to rely on third parties to produce commercial supplies of any approved drug product candidate, if marketed. Our commercialization of any of our drug product candidates could be stopped, delayed or made less profitable if those third parties fail to comply with the regulatory requirements of the FDA, Competent Authorities of the Member States of the EEA or comparable regulatory authorities, fail to provide us with sufficient quantities of product or fail to do so at acceptable quality levels or prices.
We do not currently have nor do we plan to acquire the infrastructure or capability internally to manufacture or package the clinical supplies of our product candidates for our planned studies, and we lack the resources and the capability to manufacture on a commercial scale. The facilities used by our contract manufacturers to manufacture and package our drug product candidates must be approved by the FDA pursuant to inspections that will be conducted after we submit an NDA to the FDA. While we will work closely with our third-party manufacturers on the manufacturing process for our drug product candidates, including conducting quality audits, we generally will not control the manufacturing process of, and will be completely dependent on, our contract manufacturers or other third-party manufacturers for compliance with cGMP regulatory requirements and for manufacture of both active drug substances and finished drug products for our drug product candidates. If we were unable to obtain product for our clinical studies for any reason, whether as a result of manufacturing, supply or storage issues or otherwise, we could experience delays, disruptions, suspensions or terminations of, or be required to restart or repeat, our clinical trials. We have no control over the ability of our contract manufacturers or other third-party manufacturers to maintain adequate quality control, quality assurance and qualified personnel. If our contract manufacturers or other third-party manufacturers cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA or others, they will not be able to secure and/or maintain regulatory approval for their manufacturing facilities for the drug product candidates. If the FDA or a comparable foreign regulatory authority does not approve these facilities for the manufacture of our drug product candidates or if it withdraws any such approval in the future, or if these facilities are found not to be compliant with the regulatory requirements for the manufacture of drug products, we may need to find alternative manufacturing facilities, which would significantly impact our ability to develop, obtain regulatory approval for or market our drug product candidates, if approved.
We rely on our manufacturers to purchase from third-party suppliers the materials necessary to produce our product for our clinical studies and expect to continue to rely on our manufacturers to purchase from third parties the materials necessary to produce our products if, and when, they are commercially marketed. We do not have any control over the process or timing of the acquisition of these raw materials by our manufacturers. Moreover, we currently do not have any agreements for the commercial production of our drug product candidates. There may be only a limited number of these suppliers, and we cannot assure you that we will be successful in identifying and qualifying an acceptable supplier of the raw materials we require. Even if successful, the process of identifying and qualifying a replacement supplier or a contract manufacturer or other third-party manufacturer could cause a delay in the supply of a drug product candidate, or the raw material components thereof, for an ongoing clinical trial. Any such significant delay in supply could considerably delay completion of our clinical trials, product testing and potential regulatory approval of our drug product candidates. If our manufacturers or we are unable to purchase the raw materials we require after regulatory approval has been obtained for our drug product candidates, the commercial launch of our drug product candidates would be delayed or there would be a shortage in supply, which would impair our ability to generate revenue from the sale of our drug product candidates.
We depend on third-party manufacturers and suppliers, including sole source manufacturers and suppliers, for HOTSHOT. We may not be able to maintain these relationships and could experience supply disruptions outside of our control.

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

We currently rely, and expect to continue to rely, on a sole source third-party co-packer to produce, bottle and package HOTSHOT and have entered into a production agreement with this co-packer. We rely on a third party as the sole source for certain of the raw materials in HOTSHOT and have entered into a supply agreement with this supplier. There can be no assurance any of our sole source third-party manufacturers and suppliers will meet our commercial demands in a timely manner or that we will be to identify and establish relationships with qualified additional or back-up suppliers and manufacturers. Any supply or manufacturing disruptions could disrupt the sales of our consumer product, which could have a material adverse impact on our business.

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
Developing drug products, conducting clinical trials, obtaining marketing approval, establishing manufacturing capabilities and marketing approved products is expensive and, therefore, we anticipate exploring collaborations with third parties that have more resources and experience than we do. In situations where we enter into a development and commercial collaboration arrangement for a drug product candidate, we may also seek to establish additional collaborations for development and commercialization in territories outside of those addressed by the first collaboration arrangement for such drug product candidate. If any of our drug product candidates receives marketing approval, we may enter into sales and marketing arrangements with third parties with respect to otherwise unlicensed or unaddressed territories outside of the United States. There are a limited number of potential partners, and we expect to face competition in seeking appropriate partners. If we are unable to enter into any development and commercial collaborations and/or sales and marketing arrangements on reasonable and acceptable terms, if at all, we may be unable to successfully develop and seek regulatory approval for our product candidates and/or effectively market and sell future approved products, if any, in some or all of the territories outside of the United States where it may otherwise be valuable to do so.
Establishing manufacturing and distribution capabilities, and marketing and selling consumer products, is expensive and, therefore, we anticipate entering into collaborations with third parties that have more resources and experience than we do. In particular, we do not have, nor do we intend to hire, a large sales force to market our consumer products. Until we have significant sales of HOTSHOT, we may find it difficult to attract qualified partners and expect to face competition in seeking appropriate partners. If we are unable to enter into any development and commercial collaborations and/or sales and marketing arrangements on reasonable and acceptable terms, if at all, we may be unable to effectively market and sell our consumer products.
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
Even if we are able to establish collaboration arrangements with third parties, any such collaboration may not ultimately be successful, which could have a negative impact on our business, results of operations, financial condition and growth prospects. If we partner with a third party for development and commercialization of a product candidate, we can expect to relinquish some or all of the control over the future success of that product candidate to the third party. It is possible that a partner may not devote sufficient resources to the development or commercialization of our product candidate or may otherwise fail in development or commercialization efforts, in which event the development and commercialization of such product candidate could be delayed or terminated and our business could be substantially harmed. In some cases, we may be responsible for continuing development of a product candidate or research program under a collaboration, and the payment we receive from our partner may be insufficient to cover the cost of this development. Moreover, collaborations and sales and marketing arrangements are complex and time consuming to negotiate, document and implement and they may require substantial resources to maintain. Even if we were successful in establishing a collaboration, conflicts may arise between us and our partners, such as conflicts concerning the interpretation of clinical data, the achievement of milestones, the interpretation of financial provisions or the ownership of intellectual property developed during the collaboration. If any such conflicts arise, a partner could act in its own self-interest, which may be adverse to our best interests. Any such disagreement between us and a partner could result in the delay or prevent the development or commercialization of our product candidates and, in turn could prevent us from generating sufficient revenue to achieve or maintain profitability.
Our employees, independent contractors, principal investigators, CROs, consultants, commercial partners and vendors may engage in misconduct or other improper activities, including non-compliance with regulatory standards and requirements.
We are exposed to the risk of fraud or other misconduct by employees and independent contractors, such as principal investigators, CROs, manufacturers, consultants, commercial partners and vendors. Misconduct by these parties could include the disclosure of unauthorized activities to us or intentional or negligent failures to comply with FDA regulations, to provide accurate information to the FDA, to comply with manufacturing standards, to comply with federal and state healthcare fraud and abuse laws, to report financial information or data accurately. In particular, sales, marketing and other business arrangements in the healthcare industry are subject to extensive laws intended to prevent fraud, kickbacks, self-dealing and other abusive practices. These laws may restrict or prohibit a wide range of business activities, including, but not limited to certain activities related to research, manufacturing, distribution, pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements. Misconduct by employees and other third parties could also involve the improper use of individually identifiable information, including, without limitation, information obtained in the course of clinical studies and trials. In addition, federal procurement laws impose substantial penalties for misconduct in connection with government contracts and require certain contractors to maintain a code of business ethics and conduct.
We have adopted a code of business ethics and conduct, but it is not always possible to identify and deter misconduct by employees and other third parties, and the precautions we take to detect and prevent improper activities may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations. If any such actions are instituted against us, those actions could have a significant impact on our business, including the imposition of civil, criminal and administrative penalties, damages, monetary fines, disgorgement, possible exclusion from participation in Medicare, Medicaid and other federal healthcare programs, contractual damages, reputational harm, diminished profits and future earnings and curtailment or restructuring of our operations, any of which could adversely affect our ability to operate.
Risks Related to Commercialization of Our Drug Product Candidates and Consumer Brand and Products
If we are not effective in attracting and retaining customers at an acceptable cost, we will be unable to generate significant revenue for HOTSHOT and achieve profitability.

We will need to increase awareness of our brand and HOTSHOT in order to successfully commercialize HOTSHOT. Promoting and positioning our brand depends largely on the success of our marketing efforts and our ability to provide consistent, high quality customer experiences. We believe that, because we are a small company with low public brand awareness in a competitive market, achieving significant market awareness may require significant marketing expense. To promote our brand and HOTSHOT, we have incurred, and expect to continue to incur, substantial expense in our marketing efforts both to attract and to retain customers. Our promotional activities may not be effective in building our brand awareness and customer base to the extent necessary to generate sufficient revenue to become profitable. Further, we expect to build brand awareness by selling our products to retail locations in our targeted markets. If we are not able to obtain a significant retail presence, our ability to increase our brand awareness may be limited. If we are unsuccessful in increasing brand awareness, we may not generate significant revenue from HOTSHOT.

Our success depends, in large part, on our ability to attract visitors to our website and convert them into customers in a cost-effective manner. Search engine and other online marketing initiatives comprise a substantial part of our marketing efforts, and our success depends in part on our ability to manage costs associated with these initiatives, or to find other channels to acquire and retain customers cost-effectively. If we are unable to attract customers in a cost-effective manner, we not become profitable.

Even if we are successful generating brand awareness, we may not build a critical mass of repeat customers that continue to purchase our consumer product. After their initial purchase, consumers may elect not to purchase our product for a variety of different reasons, including its taste, price or effectiveness or the customer's limited need. If consumers do not purchase HOTSHOT repetitively, then we will not generate significant revenue from our consumer product and achieve profitability.

The beverage market is subject to some seasonal variations and we expect the impact of seasonality may be more significant for HOTSHOT than it is for other beverages. Given that our customers' exercise patterns may vary with the seasons, we expect HOTSHOT sales to be generally higher during the warmer months when athletes may be more inclined to exercise. Our business will be harmed if customers cease using HOTSHOT during periods of inactivity and do not begin purchasing HOTSHOT in their next training cycle.
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

HOTSHOT is regulated as a conventional beverage by the FDA. We believe the prevention and treatment of EAMCs is an appropriate marketing claim for a conventional beverage and not a disease claim that would render the product subject to regulation as a drug. The FDA regulates, among other things, the manufacture, composition, safety, packaging, labeling, marketing, advertising and distribution of conventional beverages. The FDA may determine that a particular conventional beverage or ingredient that we may market presents an unacceptable health risk. If that occurs, we could be required to cease distribution of and/or recall conventional beverages containing that ingredient. Further, the FDA may believe our consumer product is more appropriate regulated as a dietary supplement and require that we make adjustments to our label, which may materially and adversely affect our marketing efforts.

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

Under the FDA Food Safety Modernization Act, or FSMA, FDA has new enforcement authorities and there are new compliance obligations for food companies and importers. First, regarding enforcement, FDA now may suspend a facility’s registration (and revoke the right to sell products in interstate commerce) based on findings by the FDA that a product might present an unreasonable risk of serious illness, injury or death. FDA also has been granted authority under FSMA to issue a mandatory product recall when a company does not voluntarily recall food that poses a reasonable probability that the use of or exposure to the food will cause serious adverse health consequences or death, after first being asked to do so by FDA.

Second, regarding compliance obligations for industry, the FDA has published final regulations for the seven major rules implementing FSMA. In particular, there are new requirements that affect food manufacturing and food imports. The regulation on Current Good Manufacturing Practice, Hazard Analysis, and Risk-Based Preventive Controls requirements for human food establishes new requirements, including supplier verification, for safely manufacturing food for U.S. consumption.

The new regulations for food imports are in FDA’s final rule on Foreign Supplier Verification Programs, or FSVP. The FSVP final rule requires all “importers” of food into the U.S. to develop supplier verification programs of their foreign suppliers. For our company, the rule will affect our import of finished goods from outside of the U.S. The first compliance dates for FSVP take effect in May 2017.

FDA has issued final rules updating its nutrition labeling regulations. All food labels that bear a Nutrition Facts Panel will need to be revised. The compliance date is July 26, 2018 for larger companies and one year later for companies with annual sales of less than $10 million. Products that are labeled on or after that date must comply with the new requirements. It is likely that FDA will extend the compliance date but it is unknown how soon the compliance date will be extended or how much additional time will be provided.

The U.S. Department of Agriculture’s Agricultural Marketing Service, or AMS, is in the process of conducting rulemaking to require disclosures for bioengineered foods, as required by the National Bioengineered Food Disclosure Standard, passed by Congress in July 2016. It is unknown when AMS will issue the final rule, although the statute requires the final rule to be issued by July 2018, and how much time the agency will provide for compliance. The bill allows disclosures to be made using an electronic link, such as a Quick Response code, rather than including the disclosure language on the label itself.

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

The majority of our inventory is concentrated in one warehouse location, which exposes us to the risk of natural disasters or other force majeure events. Losses at this location could materially adversely affect our product distributions, sales and consumer satisfaction.

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

Our servers, and those of our partners, are vulnerable to computer viruses, physical or electronic break-ins and similar disruptions, which could lead to interruptions and delays in our service and operations as well as loss, misuse or theft of data. Any attempts by hackers to disrupt our service or our internal systems or those of our partners, if successful, could harm our business, be expensive to remedy and damage our reputation. Although we have developed systems and processes that are designed to protect customer information and prevent data loss and other security breaches, such measures cannot provide absolute security. In addition, we rely on third-party technology and systems in certain aspects of our businesses, including encryption and authentication technology to securely transmit confidential information. Any significant disruption to our service or internal computer systems could adversely affect our business and results of operations.
We are subject to uncertainty relating to third-party payor coverage and reimbursement policies which, if not favorable to our drug product candidates, could hinder or prevent our products' commercial success.
Our ability to commercialize our drug product candidates successfully will depend in part on the extent to which governmental authorities, private health insurers and other third-party payors establish appropriate coverage and reimbursement levels for our drug product candidates and related treatments. As a threshold for coverage and reimbursement, third-party payors generally require that drug products be approved for marketing by the FDA. A trend in the U.S. healthcare industry and elsewhere is cost containment. Government authorities and other third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medical products. Third-party payors also are increasingly challenging the effectiveness of and prices charged for medical products and services. Therefore, as a result of these cost containment measures, coverage and reimbursement may not be available for any drug product that we commercialize and, even if these are available, the level of reimbursement may not be satisfactory. We do not expect any third-party payors to cover and reimburse for our consumer products.
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
Our business exposes us to the risk of liabilities arising out of our products and operations. For example, we may be liable for claims brought by users of our products or by employees, customers or other third parties for personal injury or property damage occurring in the course of our operations. We will seek to minimize these risks through various insurance policies from third-party insurance carriers. The insurance industry has become more selective in offering certain types of insurance, including product liability, product recall and property casualty insurance. There can be no assurance that we will be able to obtain or maintain adequate amounts of such coverage or obtain comparable coverage on terms and conditions favorable to us, if at all. Further, we anticipate that any additional insurance coverage we may obtain will be subject to large individual claim deductibles, individual claim and aggregate policy limits and other terms and conditions. We cannot assure you that our insurance will be sufficient to cover our losses. Any losses that are not completely covered by our insurance could have a material adverse effect on our business, financial condition or results of operations, including preventing or limiting the commercialization of drug products and consumer products we develop, alone or with collaborators.
Unfavorable publicity or consumer acceptance of HOTSHOT or of dietary supplements or conventional beverages, generally, could reduce our sales.
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
For instance, many consumers currently believe that hydration, stretching and sports drinks are sufficient to prevent EAMCs. To successfully market our consumer product, we will need to convince consumers that these treatments, alone, are insufficient in relieving or preventing muscle cramps. Changing consumer behavior patterns may take months or years to accomplish and there is no guarantee that we will be successful in doing so. There is no guarantee that consumers will be willing to use our consumer products, particularly in light of the fact that HOTSHOT is priced at a premium to many conventional beverages. If consumers are not willing to purchase our products as a preventative measure, our ability to generate significant revenue from the sale of HOTSHOT may be limited.
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
HOTSHOT is formulated to address the needs of athletes and we expect to formulate our drug product candidates to address the needs of individuals suffering from severe neurological diseases. As a conventional beverage, we intend to market our consumer products only to athletes suffering from EAMCs and not to individuals suffering from a disease. However, if our drug product candidates are not shown to be more effective than our consumer products in preventing muscle cramps, or patients or physicians believe our consumer products are just as effective as any approved drug product candidates, individuals suffering from severe neurological diseases may elect to use our consumer products rather than our drug product candidates, if approved, which may limit the market for our drug products candidates.
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
In March 2010, the ACA was enacted, which includes measures that have or will significantly change the way healthcare is financed by both governmental and private insurers. Among the ACA provisions of importance to the pharmaceutical industry are the following:

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

•
creation of the Independent Payment Advisory Board, which, if and when created, will have authority to recommend certain changes to the Medicare program that could result in reduced payments for prescription drugs and those recommendations could have the effect of law even if Congress does not act on the recommendations; and

•
establishment of a Center for Medicare Innovation at the Centers for Medicare & Medicaid Services to test innovative payment and service delivery models to lower Medicare and Medicaid spending, potentially including prescription drug spending.

There have been judicial and Congressional challenges to certain aspects of the ACA, and we expect there will be additional challenges and amendments in the future. In January, Congress voted to adopt a budget resolution for fiscal year 2017, or the Budget Resolution, that authorizes the implementation of legislation that would repeal portions of the ACA. The Budget Resolution is not a law; however, it is widely viewed as the first step toward the passage of repeal legislation. Further, on January 20, 2017, President Trump signed an Executive Order directing federal agencies with authorities and responsibilities under the ACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the ACA that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. Congress also could consider subsequent legislation to replace elements of the ACA that are repealed. We cannot predict how the ACA, its possible repeal, or any legislation that may be proposed to replace the ACA will impact our business.
In addition, other legislative changes have been proposed and adopted since ACA was enacted. In August 2011, the President signed into law the Budget Control Act of 2011, which, among other things, created the Joint Select Committee on Deficit Reduction to recommend proposals in spending reductions to Congress. The Joint Select Committee on Deficit Reduction did not achieve its targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, triggering the legislation's automatic reductions to several government programs. These reductions include aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, which went into effect in April 2013 and will remain in effect through 2025 unless additional Congressional action is taken. In January 2013, then President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, reduced Medicare payments to several providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These new laws may result in additional reductions in Medicare and other healthcare funding, which could have a material adverse effect on our customers and accordingly, our financial operations. Further, under the recently enacted Drug Quality and Security Act, drug manufacturers will be subject to product identification, tracing and verification requirements, among other requirements, that are designed to improve the detection and removal of counterfeit, stolen, contaminated or otherwise potentially harmful drugs from the U.S. drug supply chain. These requirements will be phased in over several years and compliance with this new law will likely increase the costs of the manufacture and distribution of drug products, which could have an adverse effect on our financial condition. Further, there has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries and proposed bills designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the cost of drugs under Medicare, and reform government program reimbursement methodologies for drugs.
We expect that healthcare reform measures that have been and may be adopted in the future, may, among other things, result in more rigorous coverage criteria and in additional downward pressure on the price that we receive for any approved product. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability or commercialize our product candidates.
We may be subject, directly or indirectly, to federal and state healthcare fraud and abuse and false claims laws and regulations. Prosecutions under such laws have increased in recent years and we may become subject to such litigation. If we are unable to comply, or have not fully complied, with such laws, we could face substantial penalties.
Our operations are, and will continue to be, directly, and indirectly, through our customers, subject to various state and federal fraud and abuse laws, including, without limitation, the federal Anti-Kickback Statute and federal False Claims Act. These laws may impact, among other things, our clinical research, and proposed sales, marketing and education programs.
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
The ACA, among other things, amends the intent requirement of the federal Anti-Kickback Statute and certain criminal healthcare fraud statutes so that a person or entity no longer needs to have actual knowledge of this statute or specific intent to violate it to have committed a violation. In addition, the ACA provides that the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the civil False Claims Act.
HIPAA created additional federal criminal statutes that prohibit knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program or obtain, by means of false or fraudulent pretenses, representations or promises, any of the money or property owned by, or under the custody or control of, any healthcare benefit program, regardless of whether the payor is public or private, knowingly and willfully embezzling or stealing from a health care benefit program, willfully obstructing a criminal investigation of a health care offense and knowingly and willfully falsifying, concealing or covering up by any trick or device a material fact or making any materially false statements in connection with the delivery of, or payment for, healthcare benefits, items or services relating to healthcare matters.
HIPAA, as amended by HITECH, and their respective implementing regulations, also impose obligations on covered entities, including healthcare providers, health plans and healthcare clearinghouses, as well as their respective business associates that create, receive, maintain or transmit individually identifiable health information for or on behalf of a covered entity, with respect to safeguarding the privacy, security and transmission of individually identifiable health information.
The federal Open Payments program, created under the Physician Payments Sunshine Act within the ACA, and its implementing regulations, impose new annual reporting requirements for certain manufacturers of drugs, devices, biologicals and medical supplies for which payment is available under Medicare, Medicaid or the Children's Health Insurance Program (with certain exceptions) to annually report certain payments and transfers of value provided to physicians and teaching hospitals, or to entities or individuals at the request of, or designated on behalf of, the physicians and teaching hospitals, and to report annually certain ownership and investment interests held by physicians and their immediate family members.
Additionally, many states have laws comparable to those described above, which may be broader in scope and apply regardless of payor.
We are unable to predict whether we could be subject to actions under any of these or other fraud and abuse laws, or the impact of such actions. If we are found to be in violation of any of the laws described above and other applicable state and federal fraud and abuse laws, we may be subject to significant administrative, criminal and civil penalties, damages, fines, individual imprisonment, exclusion from participation in government healthcare programs, additional reporting requirements and oversight if we become subject to a corporate integrity agreement or similar agreement to resolve allegations of non-compliance with these laws, injunctions, recall or seizure of products, total or partial suspension of production, denial or withdrawal of pre-marketing product approvals, private "qui tam" actions brought by individual whistleblowers in the name of the government or refusal to allow us to enter into supply contracts, including government contracts, and the curtailment or restructuring of our operations, any of which could have a material adverse effect on our business and results of operations.
If we cannot compete successfully for market share against other pharmaceutical companies, dietary supplement companies and consumer companies, we may not achieve sufficient product revenue and our business will suffer.
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
In addition, our consumer products will compete against both small and large companies developing and marketing dietary supplement and conventional beverages. We believe the principal elements of competition in the consumer product industry are price, taste, selection, brand recognition, brand loyalty, distribution channel offerings and the effectiveness of the product. If our consumer product gains market acceptance, we are likely to experience increased competition as more participants enter the market. Certain of our competitors are larger than us and have longer operating histories, larger customer bases, greater brand recognition and greater resources for marketing, advertising and product promotion. They may be able to secure inventory from vendors on more favorable terms, operate with a lower cost structure or adopt more aggressive pricing policies. Our competitors may also be more effective and efficient in introducing new products. We may not be able to compete effectively, and our attempt to do so may require us to increase marketing and/or reduce our prices, which may result in lower margins. Failure to effectively compete could materially adversely affect our market share, financial condition and growth prospects.
Risks Related to Our Business Operations and Industry
Our future success depends on our ability to retain key executives and to attract, retain motivate qualified personnel.
Our future success depends on our ability to retain key executives and to attract, retain motivate qualified personnel. We are highly dependent on Christoph Westphal, our President, Chief Executive Officer and Chair, Thomas Wessel, our Chief Medical Officer, and Katharine Lindemann, our Chief Operating Officer. Although we have employment agreements with Drs. Westphal and Wessel and Ms. Lindemann, these agreements do not prevent them from terminating their employment with us at any time. We do not maintain “key person” insurance for any of our executives or other employees. The loss of the services of any of these persons could impede the achievement of our research, development and commercialization objectives.
We will need to grow the size of our organization, and we may experience difficulties in managing this growth.
As of March 3, 2017, we had 30 full-time employees and one part-time employee. As our development and commercialization plans and strategies develop, we expect to need additional research and development, managerial, operational, sales, marketing, financial and other resources. Future growth would impose significant added responsibilities on members of management, including:

•	managing our clinical trials effectively;

•	continuing the commercialization of HOTSHOT;

•	identifying, recruiting, maintaining, motivating and integrating additional employees;

•	managing our internal development efforts effectively while complying with our contractual obligations to other third parties;

•	improving our managerial, development, operational, sales and finance systems; and

•	developing our compliance infrastructure and processes to ensure compliance with complex regulations and industry standards regarding us and our product candidates.
As our operations expand, we expect that we will need to manage additional relationships with various strategic partners, suppliers and other third parties. Our future financial performance and our ability to commercialize our product candidates and to compete effectively will depend, in part, on our ability to manage any future growth effectively. To that end, we must be able to manage our development efforts and clinical studies and trials effectively and hire, train and integrate additional management, administrative and sales and marketing personnel. We may not be able to accomplish these tasks, and our failure to accomplish any of them could prevent us from successfully growing our company.
Risks Related to Intellectual Property
Our proprietary rights may not adequately protect our intellectual property and products, and if we cannot obtain or maintain adequate protection of our intellectual property rights, we may not be able to successfully market our products.
Our commercial success will depend, in part, on obtaining and maintaining intellectual property protection for our products, formulations, processes, methods and other technologies. We will only be able to protect these technologies and products from unauthorized use by third parties to the extent they are covered by valid and enforceable intellectual property rights, including patents, or other market exclusionary rights apply.
We have applied for patent protection in the United States and in some, but not all, foreign countries, including claims directed at mechanisms and methods relating to our product candidates, formulations and enabling technology such as our electrical stimulation technique for inducing muscle cramping. Any changes we make to our formulations, however, may not be covered by our existing patent applications, and we may be required to file new applications or seek other forms of protection as a result. In addition, none of the active ingredients in HOTSHOT and our drug product candidates can be protected by a patent covering its chemical composition of matter since each ingredient has long been in the public domain. Consequently, we will rely on method of use and formulation patent protection for any drug product candidates and consumer products we develop and/or commercialize, which may not provide the same level of protection as composition of matter patent protection. In countries where we have not and do not seek patent protection, third parties may be able to manufacture and sell our products without our permission, and we may not be able to stop them from doing so.
The patent positions of biotechnology companies, like ours, can be highly uncertain and involve complex legal and factual questions for which important legal principles remain unresolved. No consistent policy has emerged in the United States regarding the breadth of claims allowed in patents covering the technology in the pharmaceutical field. The general environment for pharmaceutical patents outside the United States also involves significant uncertainty. Accordingly, we cannot predict the breadth of claims that may ultimately issue on our patent applications, or that the scope of these patent rights will provide a degree of protection on our product candidates and future products and technology sufficient to permit us to gain or maintain our competitive advantage with respect to these products and technology. For example, we cannot predict:

•
the degree and range of protection any patents will afford us against competitors, including whether third parties will find ways to design around our patent claims and make, use, sell, offer to sell or import competitive products without infringing our patents;

•	if and when patents will issue;

•	whether others will obtain patents claiming inventions similar to those covered by our patents and patent applications; or

•	whether we will need to initiate litigation or administrative proceedings in connection with patent rights, which may be costly regardless of whether we win or lose.
In addition, others may independently develop similar or alternative products and technologies that may be outside the scope of our intellectual property. For example, a third party may develop a competitive product that provides therapeutic benefits similar to those of one or more of our product candidates but that has a different composition that falls outside the scope of our patent protection. Furthermore, others may have invented technology claimed by our patents before we did so, and they may have filed patents claiming such technology before we did so, which would weaken our ability to obtain and maintain adequate patent protection for such technology. Should third parties obtain patent rights to similar products or technology, this may have an adverse effect on our business.
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
If we are unable to prevent disclosure of our trade secrets or other confidential information to third parties, or to ensure that all inventions are assigned to us, our competitive position may be impaired.
In addition to patents, we may also rely on trade secrets to protect our technology, especially where we do not believe patent protection is appropriate or obtainable. For instance, we treat the formulation of HOTSHOT as a trade secret. Trade secrets, however, are difficult to protect. We seek to protect this information, in part, through the use of non-disclosure and confidentiality agreements with employees, consultants, advisors and others. While we believe that we use reasonable efforts to protect our trade secrets, our own or our strategic partners' employees, consultants, contractors or advisors may unintentionally or willfully disclose our information to competitors. In addition, we cannot be certain that we have executed such agreements with all parties who may have contributed to our intellectual property or who had access to our proprietary information, nor can we be certain that our agreements with such parties will not be breached. These agreements may not effectively prevent disclosure of confidential and proprietary information and may not provide an adequate remedy in the event of unauthorized use or disclosure of confidential and proprietary information. We cannot guarantee that our trade secrets and other confidential proprietary information will not be publicly disclosed or that competitors will not otherwise gain access to our trade secrets or independently develop substantially equivalent information and techniques. The failure to obtain or maintain trade secret protection could adversely affect our competitive business position.

In addition, to the extent that consultants or key employees apply technological information independently developed by them or by others to our potential products, disputes may arise as to the proprietary rights in such information, which may not be resolved in our favor. Consultants and key employees that work with our confidential and proprietary technologies are required to assign all intellectual property rights in their discoveries to us. However, these consultants or key employees may terminate their relationship with us, and we cannot preclude them indefinitely from dealing with our competitors. If our trade secrets become known to competitors with greater experience and financial resources, the competitors may copy or use our trade secrets and other proprietary information in the advancement of their products, methods or technologies. If we were to prosecute a claim that a third party had illegally obtained and was using our trade secrets, it could be expensive and time consuming and the outcome could be unpredictable. In addition, courts outside the United States are sometimes less willing to protect trade secrets than courts in the United States. Moreover, if our competitors independently develop equivalent knowledge, we would lack any contractual or other legal claim to prevent them from using such information, and our business could be harmed.
Third parties may claim that we or our employees have misappropriated the intellectual property of a third party, including know-how or trade secrets, or may claim ownership of what we regard as our own intellectual property.
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

Our commercial success depends in part on our avoiding infringement of the patents and proprietary rights of third parties. There is a substantial amount of litigation, both within and outside the United States, involving patent and other intellectual property rights in the biotechnology and pharmaceutical industries, including patent infringement lawsuits, interferences, oppositions and reexamination proceedings before the USPTO. Numerous U.S. and foreign issued patents and pending patent applications owned by third parties exist in the fields in which we and our collaborators are developing drug product candidates. As the biotechnology and pharmaceutical industries expand and more patents are issued, the risk increases that our drug product candidates may be subject to third-party claims of patent infringement.
Third parties may assert that we are employing their proprietary technology without authorization. There may be third-party patents or patent applications with claims to materials, formulations, methods of manufacture or methods for treatment related to the use or manufacture of our consumer products and/or drug product candidates. Because patent applications can take many years to issue, there may be currently pending patent applications of which we are unaware that ultimately result in issued patents that our drug product candidates and consumer products may infringe. In addition, third parties may obtain patents in the future and claim that use of our technologies infringes upon these patents. If any third-party patents were held by a court of competent jurisdiction to cover the manufacturing process of any of our drug product candidates, any drug substance formed during our manufacturing process or any of our final products themselves, the holders of any such patents may be able to block our ability to commercialize such drug product candidate unless we obtain a license under the applicable patents, or until such patents expire. Similarly, if any third-party patent were held by a court of competent jurisdiction to cover aspects of our formulations or methods of use, the holders of any such patent may be able to block our ability to develop and commercialize the applicable drug product candidate unless we obtain a license or until such patent expires. In either case, such a license may not be available on commercially reasonable terms or at all.
Parties making claims against us may request and/or obtain injunctive or other equitable relief, which could effectively block our ability to further develop and commercialize one or more of our drug product candidates. Defense of these claims, regardless of their merit, would subject us to substantial litigation expense and would be a substantial diversion of employee resources from our business. In the event of a successful claim of infringement against us, we may have to pay substantial damages, including treble damages and attorneys' fees for willful infringement, obtain one or more licenses from third parties, pay royalties or redesign our infringing products or manufacturing processes, which may be impossible and in any case would require substantial time and monetary expenditure. We cannot predict whether any such license would be available at all or whether it would be available on commercially reasonable terms. Furthermore, even in the absence of litigation, we may need to obtain licenses from third parties to advance our research, manufacture clinical study and trial supplies or to facilitate commercialization of our product candidates. We may fail to obtain any of these licenses at a reasonable cost or on reasonable terms, if at all. In that event, we would be unable to further develop and commercialize one or more of our product candidates, which could harm our business significantly. We cannot provide any assurances that third-party patents will not be enforced against our products, which could result in either an injunction prohibiting our sales or, with respect to our sales, an obligation on our part to pay royalties or other forms of compensation to third parties.
We may be required to initiate costly and time-consuming litigation in order to enforce our proprietary rights.
Even where laws provide us with patent protection covering our products, litigation could become necessary to enforce and determine the scope of our proprietary rights, which would require significant time and expense and divert the resources of management, and the outcome of any such litigation would be highly uncertain. If we or one of our future collaboration partners were to initiate legal proceedings against a third party to enforce a patent covering the product candidate, the defendant could counterclaim that our asserted patent is invalid and/or unenforceable. In patent litigation in the United States, defendant counterclaims alleging invalidity and/or unenforceability are commonplace. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, including lack of novelty, obviousness or non-enablement. Patents may be unenforceable if someone connected with prosecution of the patent withheld relevant information from the USPTO, or made a misleading statement, during prosecution. The outcomes of proceedings involving assertions of invalidity and unenforceability are unpredictable.
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
Interference, derivation or other proceedings brought at the USPTO may be necessary to determine the priority or patentability of inventions with respect to our patent applications or those of our licensors or potential collaboration partners. Litigation or USPTO proceedings brought by us may fail or may be invoked against us by third parties. Even if we are successful, domestic or foreign litigation or USPTO or foreign patent office proceedings may result in substantial costs and distraction to our management. We may not be able to prevent misappropriation of our proprietary rights, particularly in countries where the laws may not protect such rights as fully as in the United States.
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
Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation or other proceedings, there is a risk that some of our confidential information could be compromised by disclosure during this type of litigation or other proceedings. In addition, during the course of this kind of litigation or proceedings, there could be public announcements of the results of hearings, motions or other interim proceedings or developments or public access to related documents. If investors perceive these results to be negative, the market price for our common shares could be significantly harmed.
Our inability or failure to adequately protect our trademarks could have a negative impact on our brand image and limit our ability to penetrate new markets.
We believe trademarks will be an important element of the success of our consumer brand and products. We have obtained a trademark for the HOTSHOT name and other marks associated with our consumer brand and we will continue to file additional product descriptions with the USPTO and the registries of countries where our consumer products are likely to be marketed. There can be no assurance that we will obtain registrations that we apply for or that the registrations we obtain will prevent the imitation of our products or infringement of our intellectual property rights by others. If a third party copies our products in a manner that projects lesser quality or carries a negative connotation, our brand image could be materially adversely affected.
Risks Related to Ownership of Our Common Stock
The market price of our common stock may be highly volatile and you could lose all or part of your investment.
The market price of our common stock is likely to be volatile. Our stock price could be subject to wide fluctuations in response to a variety of factors, including the following:

•	negative results from, delays in commencing or completing, or terminating our clinical trials;

•	inability to obtain additional funding;

•	any delay in filing an IND for any drug product candidate and any adverse development or perceived adverse development with respect to the FDA's review of that IND;

•	failure to successfully develop and commercialize our drug product candidates or consumer products;

•	failure to generate significant sales for HOTSHOT;

•	changes in laws or regulations applicable to our consumer products or drug product candidates, including without limitation, coverage and reimbursement policies;

•	inability to obtain adequate product supply for our drug product candidates or consumer product, or the inability to do so at acceptable prices;

•	adverse regulatory decisions;

•	introduction of new products or technologies by our competitors;

•	failure to meet or exceed product development or financial projections we provide to the public;

•	failure to meet or exceed the estimates and projections of the investment community;

•	the perception of the pharmaceutical industry or conventional beverage industry by the public, legislatures, regulators and the investment community;

•	announcements of significant acquisitions, strategic partnerships, joint ventures or capital commitments by us or our competitors;

•	disputes or other developments relating to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies;

•	additions or departures of key scientific or management personnel;

•	significant lawsuits, including patent or stockholder litigation;

•	changes in the market valuations of similar companies;

•	sales of our common stock by us or our stockholders in the future; and

•	trading volume of our common stock.
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
As of March 3, 2017, our executive officers, directors, 5% or greater stockholders and their affiliates beneficially owned approximately 51.1% of our voting stock. Therefore, these stockholders will have the ability to exert significant control over us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders, acting together, may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may believe are in your best interest as one of our stockholders or entrench our management and/or the board of directors.
Our common stock is thinly traded and in the future, may continue to be thinly traded, and our stockholders may be unable to sell at or near asking prices or at all if they need to sell their shares to raise money or otherwise desire to liquidate such shares.
To date, we have a low volume of daily trades in our common stock on The NASDAQ Global Market. Our stockholders may be unable to sell their common stock at or near their asking prices or at all, which may result in substantial losses to our stockholders. As a consequence of this lack of liquidity, the trading of relatively small quantities of shares by our stockholders may disproportionately influence the price of those shares in either direction. The price for our shares could, for example, decline significantly in the event that a large number of our common stock are sold on the market without commensurate demand, as compared to a seasoned issuer that could better absorb those sales without adverse impact on its share price.
We are an "emerging growth company," and the reduced reporting requirements applicable to emerging growth companies may make our common stock less attractive to investors.
We are an "emerging growth company," as defined in the Jumpstart Our Business Startups Act, or the JOBS Act. For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not "emerging growth companies," including exemption from compliance with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation. We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our initial public offering, (b) in which we have total annual gross revenue of at least $1 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds

$700 million as of the prior June 30th, and (2) the date on which we have issued more than $1 billion in non-convertible debt during the prior three-year period.
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
We will continue to incur significant costs as a result of operating as a public company, and our management will be required to devote substantial time to compliance initiatives.
We completed our initial public offering on February 3, 2015. As a newly public company, we incur significant legal, accounting and other expenses that we did not incur as a private company. In addition, the Sarbanes-Oxley Act of 2002, as well as rules subsequently implemented by the SEC, and The NASDAQ Global Market have imposed various requirements on public companies. In July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, was enacted. There are significant corporate governance and executive compensation related provisions in the Dodd-Frank Act that require the SEC to adopt additional rules and regulations in these areas. Stockholder activism, the current political environment and the current high level of government intervention and regulatory reform may lead to substantial new regulations and disclosure obligations, which may lead to additional compliance costs and impact (in ways we cannot currently anticipate) the manner in which we operate our business. Our management and other personnel will need to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly.
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
Provisions in our amended and restated certificate of incorporation and bylaws, as well as provisions of Delaware law, could make it more difficult for a third party to acquire us or increase the cost of acquiring us, even if doing so would benefit our stockholders or remove our current management.
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

Item 1B.     Unresolved Staff Comments
None.

Item 2.         Properties
Our corporate headquarters are located at a 7,234 square foot subleased facility in Boston, MA, which is used primarily for corporate and research and development functions. The Company's current sublease will terminate on August 31, 2017, following which time the Company will lease the same location from September 1, 2017 until August 31, 2019. We have also leased 1,600 of office space in New York, NY to be used for sales and marketing functions. The lease for our New York office expires in October 2018. In March 2017, we committed to a plan to transition our consumer operations from New York to Boston. In connection with this transition, we expect to either terminate the lease for the New York office or sublease the space and may relocate several employees to our Boston office. We believe that our existing facilities are sufficient for our needs for the foreseeable future.

Item 3.         Legal Proceedings
We are not currently a party to any material legal proceedings.

Item 4.         Mine Safety Disclosures
Not applicable.

PART II

Item 5.         Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock began trading on the NASDAQ Global Market on January 29, 2015 under the symbol “FLKS.” Prior to that time, there was no public market for our common stock. The following tables sets forth the high and low sales prices per share of our common stock as reported on The NASDAQ Global Market for the periods indicated.

Year Ended December 31, 2016	High	Low
First Quarter	$12.48	$6.53
Second Quarter	$13.16	$9.06
Third Quarter	$12.10	$10.33
Fourth Quarter	$11.73	$4.67

Year Ended December 31, 2015	High	Low
First Quarter (beginning January 29, 2015)	$22.97	$12.74
Second Quarter	$24.17	$16.72
Third Quarter	$17.95	$10.00
Fourth Quarter	$12.83	$9.71

On March 3, 2017, the last reported sale price of our common stock was $4.22.

Comparative Stock Performance Graph

The following performance graph and related information shall not be deemed "soliciting material" or to be "filed" with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act or Exchange Act, except to the extent that we specifically incorporate it by reference into such filing.

The following graph shows a comparison from January 29, 2015 (the date our common stock commenced trading on the NASDAQ Global Market) through December 31, 2016, of the cumulative total return for our common stock, the NASDAQ Biotechnology Index and the NASDAQ Composite Index. The graph assumes an initial investment of $100 on January 29, 2015. The comparisons in the graph are not intended to forecast or be indicative of possible future performance of our common stock.

Company/Index	1/29/2015	3/31/2015	6/30/2015	9/30/2015	12/31/2015	3/31/2016	6/30/2016	9/30/2016	12/31/2016
Flex Pharma, Inc.	$100.00	$131.10	$115.05	$80.33	$83.28	$73.38	$68.29	$78.80	$35.32
NASDAQ Composite Index	$100.00	$105.50	$107.73	$99.81	$108.31	$105.77	$105.31	$115.59	$117.08
NASDAQ Biotechnology Index	$100.00	$104.08	$110.78	$91.42	$101.76	$81.67	$79.94	$87.88	$81.12

Holders of Record

As of March 3, 2017, we had approximately 29 holders of record of our common stock. Certain shares are held in "street" name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number.

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

Item 6.         Selected Consolidated Financial Data
The following table sets forth our selected consolidated financial data. We derived the consolidated statement of operations data for the year ended December 31, 2016, the year ended December 31, 2015 and for the period from February 26, 2014 (inception) to December 31, 2014, and the consolidated balance sheet data as of December 31, 2016, December 31, 2015, and December 31, 2014, from our audited consolidated financial statements, included elsewhere in this Annual Report. Our historical results are not necessarily indicative of results to be expected for any period in the future. The selected consolidated financial data presented below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and the related notes thereto, included elsewhere in this Annual Report. The selected consolidated financial data in this section is not intended to replace our consolidated financial statements and the related notes thereto.

	Year Ended December 31, 2016	Year Ended December 31, 2015	Period from February 26, 2014 (Inception) to December 31, 2014
Consolidated Statement of Operations Data:
Net product revenue	$989,918	$—	$—
Other revenue	20,745	—	—
Total revenue	1,010,663	—	—
Costs and expenses:
Cost of product revenue	662,747	—	—
Research and development	20,378,161	12,749,379	4,003,911
Selling, general and administrative	19,855,987	16,464,279	4,025,895
Total costs and expenses	40,896,895	29,213,658	8,029,806
Loss from operations	(39,886,232)	(29,213,658)	(8,029,806)
Interest income, net	393,109	72,028	18,946
Net loss attributable to common stockholders	$(39,493,123)	$(29,141,630)	$(8,010,860)
Net loss per share attributable to common stockholders — basic and diluted(1)	$(2.43)	$(2.08)	$(4.57)
Weighted-average number of common shares outstanding — basic and diluted(1)	16,233,985	14,032,916	1,753,024

(1)
See Note 2 and Note 14 of our consolidated financial statements included elsewhere herein for an explanation of the method used to compute basic and diluted net loss per share of common stock and the weighted-average number of shares used in computation of the per share amounts.

	As of December 31, 2016	As of December 31, 2015	As of December 31, 2014
Consolidated Balance Sheet Data:
Cash, cash equivalents and marketable securities	$61,074,973	$93,651,992	$33,854,153
Working capital(2)	58,578,074	89,400,216	33,157,388
Total assets	63,214,979	95,069,838	35,611,398
Convertible preferred stock	—	—	41,031,167
Accumulated deficit	(76,645,613)	(37,152,490)	(8,010,860)
Total stockholders' equity (deficit)	59,317,386	92,192,408	(6,538,340)

(2)    We define working capital as current assets less current liabilities.

Item 7.         Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with "Selected Consolidated Financial Data" and our consolidated financial statements and related notes included elsewhere in this Annual Report. This discussion and analysis and other parts of this Annual Report contain forward-looking statements based upon current beliefs, plans and expectations that involve risks, uncertainties and assumptions, such as statements regarding our plans, objectives, expectations, intentions and projections. Our actual results and the timing of selected events could differ materially from those anticipated in these forward-looking statements as a result of several factors, including those set forth under "Risk Factors" and elsewhere in this Annual Report. You should carefully read the "Risk Factors" section of this Annual Report to gain an understanding of the important factors that could cause actual results to differ materially from our forward-looking statements. Please also see the section entitled "Special Note Regarding Forward-Looking Statements."
Introduction
Our Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is provided in addition to the accompanying consolidated financial statements and notes to assist readers in understanding our results of operations, financial condition, and cash flows. MD&A is organized as follows:

Overview - A discussion of our business and overall analysis of financial and other highlights in order to provide context for the remainder of MD&A.

Results of Operations - An analysis of our financial results comparing the year ended December 31, 2016 to the year ended December 31, 2015, and the year ended December 31, 2015 to the period from February 26, 2014 (inception) to December 31, 2014.

Liquidity and Capital Resources - An analysis of changes in our consolidated balance sheets and cash flows, and discussion of our financial condition and potential sources of liquidity.

Critical Accounting Policies and Significant Judgments and Estimates - A discussion of critical accounting policies and those that require us to make subjective estimates and judgments.
Overview
We are a biotechnology company that is developing innovative and proprietary treatments for muscle cramps and spasms associated with severe neurological conditions and exercise-associated muscle cramps. Our lead drug product candidate, FLX-787, is currently in exploratory Phase 2 clinical trials in Australia in patients with multiple sclerosis, or MS, and amyotrophic lateral sclerosis, or ALS. In 2017, we expect to initiate Phase 2 clinical trials in the United States of FLX-787 in patients with motor neuron disease, primarily with ALS, and patients with Charcot-Marie-Tooth disease, or CMT. In 2016, we launched our consumer product, HOTSHOT®, to prevent and treat exercise-associated muscle cramps, or EAMCs.
FLX-787, HOTSHOT and our other product candidates are based on the potential mechanism of action we describe as Chemical Neuro Stimulation, which is the process by which a chemical signal, acting topically, induces a neuronal sensory signal that produces a beneficial effect. Our product candidates activate certain receptors in primary sensory neurons, which then act via neuronal circuits to reduce the repetitive firing, or hyperexcitability, of alpha-motor neurons in the spinal cord, thereby preventing or reducing the frequency and intensity of muscle cramps and spasms.
HOTSHOT is our consumer beverage containing a proprietary formulation of TRP activators that prevents and treats EAMCs. We market HOTSHOT to endurance athletes, who drink it before, during and after exercise to prevent and treat muscle cramps. The majority of HOTSHOT sales are generated through our branded website and third-party websites. We also maintain sales and marketing efforts in a limited number of geographic areas with strong endurance sports markets.
Effective in the second quarter of 2016 and in connection with the launch of HOTSHOT, we began operating as the following two reportable segments:

•	the Consumer Operations segment, which reflects the total revenue and costs and expenses for HOTSHOT and our consumer operations; and

•
the Drug Development segment, which reflects the costs and expenses related to our efforts to develop innovative and proprietary drug products to treat muscle cramps and spasms associated with severe neurological conditions.

We disclose information about our reportable segments based on the way that we organize segments within the Company for making operating decisions and assessing financial performance. See Note 15 to our consolidated financial statements included elsewhere in this Annual Report for certain financial information related to our reportable segments.

We have incurred an operating loss since our inception and we anticipate that we will continue to incur operating losses for at least the next several years. Our net loss and our accumulated deficit was $39.5 million and $76.6 million, respectively, as of December 31, 2016. To date, we have financed our operations with net proceeds from the private placement of our preferred stock and our initial public offering. We expect to continue incurring significant research and development expenses related to the development of our drug product candidates and significant selling, general and administrative expenses as we continue to commercialize HOTSHOT. As a result, we will need additional capital to fund our future operations.

Components of Operating Results
Revenue
Revenue is comprised of net product revenue and other revenue. Net product revenue includes sales of HOTSHOT finished goods to e-commerce customers, specialty retailers and sports teams. Other revenue consists of payments made by customers for expedited shipping and handling. Revenue is recognized when persuasive evidence of an arrangement exists, delivery of the product has occurred, the sales price is fixed or determinable and collectibility is reasonably assured. For sales through September 30, 2016, we issued refunds to e-commerce customers, upon request, within 21 days of shipment. As we currently do not have adequate history to accurately estimate refunds, all e-commerce sales, and their related costs, are deferred and revenue is recognized once the refund period lapses. When we began selling HOTSHOT on a third-party e-commerce website in October 2016, the refund period and related deferral period increased, as we began offering refunds to e-commerce customers, upon request, within 30 days of delivery, for purchases subsequent to September 30, 2016. For specialty retailer and sports team sales, revenue is recognized at the time products are delivered to customers. Discounts provided to customers are accounted for as a reduction of net product revenue. Total revenue is presented net of any taxes collected from customers and remitted to governmental authorities.

When purchasing via our branded website, customers may purchase HOTSHOT in packs of 6 or 12 bottles and are offered a first-time purchase discount for a 6 pack. We expect that a significant portion of our total revenue will continue to be generated through our branded website. In the fourth quarter of 2016, we began selling HOTSHOT through two third-party e-commerce websites, including a retailer that offers international shipping, and we may consider selling HOTSHOT via additional websites or e-commerce partners in the future. Generally, we realize higher revenue per bottle from our e-commerce sales as opposed to team and specialty retailer sales.

HOTSHOT is generally sold to specialty retailers and sports teams in multi-pack cases and our sales terms to specialty retailers and sports teams do not allow for a right of return or refund.

Future sales of HOTSHOT are expected to vary from quarter to quarter and will be impacted by the number of visitors attracted to our branded website, those that purchase from the website, seasonality and the amount of repeat sales that we are able to generate through e-commerce. Future sales will also be impacted by the amount of revenue that we are able to generate through retail channels. Our inability to generate sufficient e-commerce and retail revenues would have a material adverse impact on our operations.

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

We began the initial production run of HOTSHOT in the first quarter of 2016, in advance of our planned launch in the second quarter of 2016. In the first quarter of 2016, we wrote off materials purchased for the initial production run of HOTSHOT finished goods that, upon completion, were not expected to be sold based upon projected sales, estimated product shelf life, the number of units produced and production level requirements. The initial production run of HOTSHOT finished goods was completed in the second quarter of 2016, at which time we wrote off the production fees associated with those finished goods that were not expected to be sold. During the third quarter of 2016, we wrote off additional finished goods that were not expected to be sold based on shelf life requirements and the timing of our next production run, which took place during the fourth quarter of 2016. In the fourth quarter of 2016, upon completion of the second production run of HOTSHOT, we wrote off certain raw materials that are not expected to be used in future production runs. Based on our projected sales, estimated product shelf life and the number of units produced, we did not write off any finished goods produced during the second production run of HOTSHOT as they are expected to be sold during 2017.

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

Cost of product revenue also includes depreciation expense related to manufacturing equipment purchased to support production, as well as royalty amounts payable to certain of our founders on HOTSHOT sales.
Research and Development Expenses
Our research and development expenses to date include the costs incurred related to the development and testing of our extract formulation for muscle cramps in the United States and expenses related to the testing and development of our drug product candidates, including FLX-787. Research and development costs include salaries and other compensation-related costs, such as stock-based compensation for research and development employees, costs of clinical studies of our extract formulation and drug product candidates, costs for consultants who we utilize to supplement our personnel, fees paid to third parties, facilities and overhead expenses, cost of laboratory supplies and other outside expenses.

Research and development activities are central to our business model. Drug product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. We expect to continue incurring significant research and development expenses related to the development of our drug product candidates. It is difficult to determine, with certainty, the duration and completion costs of our current or future pre-clinical programs and clinical trials of our drug product candidates.

In addition, the probability of success for each drug product candidate will depend on numerous factors, including competition, product safety and efficacy, patent production, manufacturing capability and commercial viability. We will determine which programs to pursue and how much to fund each program in response to the scientific and clinical success of our drug product candidates, as well as an assessment of each product candidate's commercial potential.

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

Selling, general and administrative expenses also include costs related to our Consumer Operations segment for our consumer brand and HOTSHOT. Prior to the launch of HOTSHOT, these costs included personnel costs, brand development costs, market research costs, product design costs, pre-launch activity costs and other external costs. Since the launch of HOTSHOT, we continue to incur costs related to personnel and market research, and are also incurring costs related to our launch print and digital media campaigns, public relations activities and costs related to the distribution of our product. These distribution costs include shipping and handling costs incurred once our product is in salable condition. In the future, we may pursue relationships with endurance athletes, figures or teams prominent in the athletic community.

Our selling, general and administrative expenses may increase as we support the efforts of our Consumer Operations and Drug Development segments as well as the needs of our corporate functions.

Interest Income, Net

Interest income, net primarily consists of interest income from our cash, cash equivalents and marketable securities, amortization and accretion of investment premiums and realized gains and losses.
Results of Operations
Year Ended December 31, 2016 Compared to the Year Ended December 31, 2015
The following table sets forth our results of operations for the year ended December 31, 2016 compared to the year ended December 31, 2015.

			Change
	Year Ended December 31, 2016	Year Ended December 31, 2015	$	%
Net product revenue	$989,918	$—	$989,918	N/A
Other revenue	20,745	—	20,745	N/A
Total revenue	1,010,663	—	1,010,663	N/A
Costs and expenses:
Cost of product revenue	662,747	—	662,747	N/A
Research and development	20,378,161	12,749,379	7,628,782	60%
Selling, general and administrative	19,855,987	16,464,279	3,391,708	21%
Total costs and expenses	40,896,895	29,213,658	11,683,237	40%
Loss from operations	(39,886,232)	(29,213,658)	(10,672,574)	37%
Interest income, net	393,109	72,028	321,081	446%
Net loss	$(39,493,123)	$(29,141,630)	$(10,351,493)	36%

Revenue
Our Consumer Operations segment generated all of our revenue through sales of HOTSHOT and purchases of expedited shipping and handling. Revenue totaled $1.0 million for the approximate seven month period from the launch of HOTSHOT in June 2016 to December 31, 2016. Revenue was driven by our HOTSHOT launch efforts, print and digital media campaigns, public relation efforts, pre-launch efforts and other sales and promotional activities. Sales via e-commerce represented approximately 92% of our total revenue for the year ended December 31, 2016. From launch in June of 2016 through December 31, 2016, the Company sold approximately 210,000 bottles of HOTSHOT at an average total revenue per bottle of $4.81. There was no revenue for the year ended December 31, 2015.
Cost of Product Revenue
All costs of product revenue are recorded by our Consumer Operations segment and relate to the production and sale of HOTSHOT. Cost of product revenue was $0.7 million for the year ended December 31, 2016, and included the cost of HOTSHOT sold, depreciation expense related to manufacturing equipment purchased to support production, royalty expense and inventory write-offs. During the year ended December 31, 2016, inventory write offs totaled approximately $0.3 million, primarily related to HOTSHOT finished goods that were not expected to be sold based upon projected sales, estimated product shelf life, the number of units produced, production level requirements and timing of future production runs. There was no cost of product revenue for the year ended December 31, 2015.
Research and Development Expenses
Our Drug Development segment has incurred the majority of our research and development expenses. Research and development expenses were $20.4 million for the year ended December 31, 2016 compared to $12.7 million for the year ended December 31, 2015. The 60% increase of $7.6 million was primarily related to:

•
$6.2 million of increased costs related to clinical studies of various formulations of our extract formulation and drug product candidates, including FLX-787, in the United States, IND-supporting pre-clinical activities for FLX-787, and the manufacture of clinical supply;

•	$1.3 million of increased costs for clinical studies of FLX-787 outside of the United States;

•	$0.6 million increase in consulting expenses to supplement Drug Development segment personnel due to increased clinical and translational research activities;

•	$0.2 million increase related to our Consumer Operations segment for continued research of our consumer product;

•
$0.6 million decrease in personnel costs incurred by our Drug Development segment, primarily stock-based compensation expense, related to the to revaluation of non-employee awards and option grants at lower valuations than the prior year due to decreased stock price; and

•	$0.1 million decrease in other costs, primarily allocated insurance and office-related expenses.
Selling, General and Administrative Expenses
Selling, general and administrative includes expenses that are incurred by our Consumer Operations segment, as well as corporate and unallocated amounts that do not relate to a reportable segment. Selling, general and administrative expenses were $19.9 million for the year ended December 31, 2016 compared to $16.5 million for the year ended December 31, 2015. The 21% increase of $3.4 million was primarily related to:

•
$1.0 million of increased personnel costs incurred by our Consumer Operations segment, including salaries and other compensation-related costs such as stock-based compensation, due to hiring additional personnel to support the launch of HOTSHOT, and certain employee termination costs;

•
$0.6 million of increased corporate personnel costs, including salaries and other compensation-related costs, related to additional administrative personnel hired to support our growth and increased activities across the business;

•
$0.6 million of increased external costs within our Consumer Operations segment related to developing our consumer brand and HOTSHOT, including brand development and strategy costs, and marketing and promotional costs for pre-launch and launch activities, as selling commenced in the second quarter of 2016;

•
$0.5 million of increased external consulting costs for our Consumer Operations segment mainly related to supporting HOTSHOT launch activities, as well as professional general and administrative costs;

•
$0.3 million increase in stock-based compensation expense, primarily related to employee stock option grants, offset by the revaluation of non-employee awards at lower valuations due to decreased stock price;

•	$0.2 million increase in legal and professional fees, mainly related to patents and related legal work; and

•	$0.2 million increase in other costs, primarily insurance and facility-related fees.
Loss from Operations
Our consolidated loss from operations for the year ended December 31, 2016 totaled $39.9 million. Of this total, $10.0 million of the operating loss was incurred by our Consumer Operations segment, $19.6 million was incurred by our Drug Development segment and the remaining $10.2 million related to corporate and unallocated costs. The operating loss incurred by the Consumer Operations segment was driven by production costs, selling, marketing, promotional and branding costs related to preparing for, and executing, the launch of HOTSHOT, and personnel-related expenses, including stock-based compensation. These costs were slightly offset by the total revenue generated from HOTSHOT sales during the year ended December 31, 2016. The operating loss incurred by the Drug Development segment relates to costs incurred for pre-clinical and clinical activities, personnel-related expenses, including stock-based compensation, and consulting costs.
Interest Income, net
Interest income, net, increased by $0.3 million in the year ended December 31, 2016 compared to the year ended December 31, 2015 as we increased our investments in U.S. government securities and corporate debt from money market accounts and interest rates increased, offset by lower available cash to invest.
Year Ended December 31, 2015 Compared to the Period from February 26, 2014 (Inception) to December 31, 2014
The following table sets forth our results of operations for the year ended December 31, 2015 compared to the period from February 26, 2014 (inception) to December 31, 2014. During the period from February 26, 2014 (inception) to December 31, 2014, we initiated operations, and began building our workforce and commenced development of our consumer brand and HOTSHOT.

		Period from February 26,	Change
	Year Ended December 31, 2015	2014 (Inception) to December 31, 2014	$	%
Costs and expenses:
Research and development	$12,749,379	$4,003,911	$8,745,468	218%
Selling, general and administrative	16,464,279	4,025,895	12,438,384	309%
Total costs and expenses	29,213,658	8,029,806	21,183,852	264%
Loss from operations	(29,213,658)	(8,029,806)	(21,183,852)	264%
Interest income, net	72,028	18,946	53,082	280%
Net loss	$(29,141,630)	$(8,010,860)	$(21,130,770)	264%

Research and Development Expenses
Our Drug Development segment incurred the majority of our research and development expenses. Research and development expenses were $12.7 million for the year ended December 31, 2015 compared to $4.0 million for the period from February 26, 2014 (inception) through December 31, 2014. The 218% increase of $8.7 million was primarily related to:

•
$2.9 million of increased clinical study costs as we increased the number of studies for the continued testing of our extract formulation as well as the testing of various formulations of the extract formulation and drug product candidates;

•
$2.6 million of increased stock-based compensation expense within our Drug Development segment, primarily related to the revaluation of non-employee awards and option grants at higher valuations than the prior year due to increased stock price;

•
$1.7 million of increased Drug Development segment personnel costs including salaries and other compensation-related costs, as headcount increased during 2015 as we added personnel to support our increasing research and development efforts;

•	$0.7 million of increased external consulting costs incurred to supplement the increased research and development activities;

•	$0.3 million of study startup costs for clinical studies of FLX-787 outside of the United States;

•	$0.2 million of costs incurred by our Consumer Operations segment for athlete-based efficacy studies; and

•
$0.3 million of increased other costs, including employee travel-related costs, as well as allocated facility, insurance and office-related expenses as our resources and activities increased in the comparative periods.

Selling, General and Administrative Expenses
Selling, general and administrative includes expenses that are incurred by our Consumer Operations segment as well as corporate and unallocated amounts that do not relate to a reportable segment. Selling, general and administrative expenses were $16.5 million for the year ended December 31, 2015 compared to $4.0 million for the period from February 26, 2014 (inception) to December 31, 2014. The 309% increase of $12.4 million was primarily related to:

•
$4.0 million of increased external costs within our Consumer Operations segment, related to developing our consumer brand and HOTSHOT, including brand development, market research, product design, pre-launch activities and a print and digital media campaign. These consumer efforts began in substance in the fourth quarter of 2014 and increased significantly in 2015;

•
$2.3 million of increased corporate stock-based compensation expense, primarily related to the revaluation of non-employee awards and option grants at higher valuations than the prior year due to increased stock price;

•
$1.8 million of increased personnel costs incurred by our Consumer Operations segment, including salaries and other compensation-related costs such as stock-based compensation, as we added personnel to support the launch of our consumer brand and HOTSHOT;

•
$1.7 million of increased corporate personnel costs including salaries, and other compensation-related costs, as we added additional general and administrative personnel to support our growth and increased activities;

•
$1.2 million of increased professional service fees, including corporate legal costs, insurance, accounting and intellectual property legal and filing costs, primarily related to becoming a publicly traded company;

•	$0.6 million of increased external consulting costs incurred to supplement our general and administrative personnel due to increased personnel and activity;

•
$0.6 million of employee-related travel costs, of which $0.3 million was incurred by our Consumer Operations segment and $0.3 million related to corporate costs, due to increased activity and an increased workforce; and

•	$0.2 million of increased other costs, including facility and office-related expenses, also related to increased personnel and activities.
Loss from Operations
Our consolidated loss from operations for the year ended December 31, 2015 totaled $29.2 million. Of this total, $7.9 million of the operating loss was incurred by our Consumer Operations segment, $12.2 million was incurred by our Drug Development segment and the remaining $9.1 million related to corporate and unallocated costs. The operating loss incurred by the Consumer Operations segment was driven by marketing, promotional and branding costs related to development of our consumer brand and HOTSHOT, and personnel-related expenses, including stock-based compensation. The operating loss incurred by the Drug Development segment related to costs incurred for pre-clinical and clinical activities, personnel-related expenses, including stock-based compensation, and consulting costs.

Interest Income, net
Interest income, net, increased by $0.1 million in the year ended December 31, 2015 compared to period from February 26, 2014 (inception) to December 31, 2014, due to a higher average cash balance and due to the fact that we began investing in corporate debt securities during 2015. We did not hold any marketable securities during the period from February 26, 2014 (inception) to December 31, 2014.
Liquidity and Capital Resources
Overview
Since inception, we have incurred an operating loss and we anticipate that we will continue to incur operating losses for at least the next several years. To date, we have generated limited revenue from sales of HOTSHOT, and have generated no revenue from any of our drug product candidates. We may not be successful in generating significant revenue from the sale of HOTSHOT. We expect to continue incurring significant research and development expenses related to the development of our drug product candidates and significant selling, general and administrative expenses as we continue to commercialize HOTSHOT. As a result, we will need additional capital to fund our operations, which we may raise through a combination of equity offerings, debt financings, other third-party funding, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements.
As of December 31, 2016, we had $61.1 million in cash, cash equivalents and marketable securities, which were held in bank deposit accounts, money market funds, U.S. government agency securities, commercial paper and corporate debt securities.
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
As of December 31, 2016, we had no long-term debt.
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

Drug Product Candidates

The successful development of any drug product candidate is highly uncertain. As such, at this time, we cannot reasonably estimate or know the nature, timing and costs of the efforts that will be necessary to complete the development of our future drug product candidates. We are also unable to predict when, if ever, material net cash inflows will commence from the sale of drug product candidates. This is due to the numerous risks and uncertainties associated with developing drug products, including the uncertainty of:

•	receiving regulatory approval to conduct clinical trials;

•	successfully enrolling, and completing, clinical trials;

•	receiving marketing approvals from applicable regulatory authorities;

•	establishing arrangements with third-party manufacturers;

•	obtaining and maintaining patent and trade secret protection and regulatory exclusivity; and

•	launching commercial sales of our products, if and when approved, whether alone or in collaboration with others.

A change in the outcome of any of these variables with respect to the development of any of our drug product candidates would significantly change the costs and timing associated with the development of that drug product candidate.

As our drug product candidate, FLX-787, is in the early stage of development and the outcome of these efforts is uncertain, we cannot estimate the actual amounts necessary to successfully complete the development and commercialization of FLX-787.
Consumer Brand and Products
The development and growth of our consumer brand, HOTSHOT and future products is uncertain, including the timing and resources needed to support successful commercialization. Our future success depends, in large part, on our ability to implement a growth strategy that establishes distribution and placement of our products, attracts consumers to HOTSHOT and future product offerings, and maintains brand loyalty for our consumer products.

Our future funding requirements will be impacted by our ability to successfully grow our consumer brand, HOTSHOT and any future products. In addition, delays or unexpected costs related to HOTSHOT and growth plans could significantly change the costs and the timing of such costs associated with our consumer operations.
Outlook
Based on our research and development plans, our consumer brand and HOTSHOT growth plans and our expectations of timing related to the progress of our clinical programs, we expect that our existing cash resources and marketable securities will enable us to fund our costs and expenses, working capital and capital expenditure requirements through early 2019. We have based this estimate on assumptions that may prove to be wrong, however, and we could use our capital resources sooner than we expect. Additionally, the process of testing drug product candidates in clinical trials is costly, as are the resources required to commercialize a consumer brand and products, and the timing of progress of these efforts is uncertain.

Cash Flows

	Year ended December 31, 2016	Year ended December 31, 2015	Period from February 26, 2014 (Inception) to December 31, 2014
Net cash (used in) provided by:
Operating activities	$(32,051,873)	$(20,746,118)	$(6,480,866)
Investing activities	(12,240,880)	(27,265,091)	(76,141)
Financing activities	22,098	80,843,751	40,411,160
Net (decrease) increase in cash and cash equivalents	$(44,270,655)	$32,832,542	$33,854,153

Operating activities
Net cash used in operating activities for the year ended December 31, 2016 was $32.1 million, an increase of $11.3 million compared to the same period in the prior year. The use of cash for the year ended December 31, 2016 was primarily related to our net loss for the period of $39.5 million, offset by non-cash charges consisting of stock compensation expense of $6.6 million, and depreciation, amortization and accretion on investments which together totaled $0.3 million. Cash used in operations was also offset by a $0.6 million cash inflow from changes in operating assets and liabilities. This inflow was driven by an increase in accounts payable, accrued expenses and other current liabilities of $1.1 million, offset by an increase in prepaid expenses and other current and noncurrent assets of $0.1 million and an increase in inventory of $0.5 million. The increase in accounts payable, accrued expenses and other current liabilities was primarily due to an increase in clinical trial activity and an increase in compensation-related accruals. The increase in prepaid expenses and other current assets relates to the timing of payments for clinical trials and related activities, and the increase in inventory relates to the launch of HOTSHOT in the second quarter of 2016.

Net cash used in operating activities for the year ended December 31, 2015 was $20.7 million, an increase of $14.3 million compared to the period from February 26, 2014 (inception) to December 31, 2014. The use of cash for the year ended December 31, 2015 was primarily related to our net loss for the period of $29.1 million, offset by non-cash charges of $6.6 million, primarily related to stock compensation expense, and a cash inflow of $1.7 million from changes in operating assets and liabilities, primarily related to an increase in accounts payable and accrued expenses. The increase in accounts payable and accrued expenses was primarily due to a significant increase in operations, specifically clinical trial activity and development of the consumer brand and HOTSHOT, and an increase in compensation-related accruals as a result of increased personnel to support operations.

Net cash used in operating activities for the period from February 26, 2014 (inception) to December 31, 2014 was $6.5 million. The use of cash for the period from February 26, 2014 (inception) to December 31, 2014 was primarily related to our net loss for the period of $8.0 million offset by non-cash charges of $1.5 million. Cash used in operating activities was primarily the result of operating expenses related to our research and development efforts, which included clinical study costs and personnel costs, personnel and other costs needed to support our operations and costs associated with our consumer product development.
Investing Activities
Net cash used in investing activities of $12.2 million for the year ended December 31, 2016 includes $11.7 million of net purchases and sales of marketable securities and $0.6 million for purchases of capital equipment. Cash used for purchases and sales of marketable securities decreased $15.3 million from prior year as we began investing in marketable securities in 2015, most of which did not mature until 2016. Capital equipment purchases increased $0.3 million, primarily related to purchases of manufacturing equipment used to produce HOTSHOT and the development of our branded website for e-commerce sales.
Net cash used in investing activities of $27.3 million for the year ended December 31, 2015 primarily related to $27.0 million of net purchases and sales of marketable securities and $0.3 million for purchases of capital equipment. Cash used for purchases and sales of marketable securities increased $27.0 million from the prior year as we did not hold any marketable securities in the prior year. Capital equipment purchases increased $0.2 million compared to the prior year, due to our increased activities and workforce.
Net cash used in investing activities of $0.1 million for the period from February 26, 2014 (inception) to December 31, 2014 related to purchases of capital equipment.
Financing Activities
Net cash provided by financing activities of approximately $22,100 for the year ended December 31, 2016 related to proceeds from exercises of common stock.
Net cash provided by financing activities of $80.8 million for the year ended December 31, 2015 was primarily related to net proceeds of $79.9 million from completion of our IPO, and $0.4 million related to proceeds from exercises of common stock.
Net cash provided by financing activities of $40.4 million for the period from February 26, 2014 (inception) to December 31, 2014, was provided by our sales of shares of series A and series B convertible preferred stock resulting in net proceeds to us of $41.0 million, partially offset by $0.6 million in deferred IPO issuance costs.
Contractual Obligations
The following summarizes our significant contractual obligations as of December 31, 2016:

Contractual Obligations	Total	Less Than 1 Year	1 - 3 Years
Operating lease obligations(1)	$434,877	$312,307	$122,570
Total	$434,877	$312,307	$122,570

(1)
Consists of our lease agreement for an approximate 7,200 square foot facility used for administrative and research and development activities in Boston, Massachusetts, as well as an approximate 1,600 square foot facility in New York, New York to support our sales and marketing personnel. The Boston lease commenced on April 29, 2014 and has a 40-month term expiring August 31, 2017, and we established a letter of credit in support of this lease in the amount of $126,595. In January 2017, the Company signed a lease for the same office space from September 1, 2017 to August 31, 2019. The security deposit amount will be unchanged upon commencement of the new lease. The operating lease obligations related to the new lease are not included in the table above. See Note 18 of our consolidated financial statements included elsewhere herein for more information. The New York lease commenced on November 1, 2014 and is scheduled to expire on October 31, 2018. The security deposit for the New York lease is $64,800.

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
We have entered into a royalty agreement with certain of our founders under which these founders are paid a royalty of 2%, in the aggregate, of gross sales of any product sold by us or by any of our licensees for use in the treatment of any neuromuscular disorder, and that uses, incorporates or embodies (or is made using) any of our intellectual property (including any know-how). Royalty amounts earned by the founders through December 31, 2016 totaled approximately $20,000. Future royalty payments are not included in the table above as the amount of these payments is not determinable as it is dependent upon the achievement of the earlier mentioned revenue recognition.
Net Operating Loss and Research and Development Carryforwards
As of December 31, 2016, we had deferred tax assets of $28.2 million and deferred tax liabilities of approximately $27,000. The deferred tax assets have been offset by a valuation allowance due to uncertainties surrounding our ability to realize these tax benefits. The deferred tax assets are primarily composed of a federal net operating loss, or NOL, tax carryforward. As of December 31, 2016, we have a federal NOL carryforward of $61.0 million available to potentially offset future taxable income. We also have federal research and development tax credit carryforwards of $1.2 million available to potentially offset future federal income taxes. The federal net operating loss carryforwards and research and development tax credit carryforwards expire at various dates through 2036. In general, if we experience a greater than 50% aggregate change in ownership of certain significant stockholders over a three-year period, or a Section 382 ownership change, utilization of our pre-change net operating loss or research and development credit carryforwards are subject to an annual limitation under Section 382 of the Internal Revenue Code of 1986, as amended. Such limitations may result in expiration of a portion of the net operating loss or research and development credit carryforwards before utilization and may be substantial. We have not conducted an assessment to determine whether there may have been a Section 382 ownership change. If we experience a Section 382 ownership change as a result of future changes in our stock ownership, some of which changes are outside of our control, the tax benefits related to the net operating loss or research and development carryforwards may be limited or lost.
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

During the year ended December 31, 2016, we recorded inventory write-offs of excess inventory totaling approximately $282,000, based upon our analysis of projected sales, estimated product shelf life, the number of units produced and production level requirements.

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
We recorded total non-cash stock-based compensation expense to employees and non-employees of $6.6 million for the year ended December 31, 2016, $6.6 million for the year ended December 31, 2015 and $1.5 million for the period from February 26, 2014 (inception) to December 31, 2014. At December 31, 2016, we had $8.7 million of total unrecognized compensation cost related to non-vested equity awards. Total unrecognized compensation cost will be adjusted for the re-measurement of non-employee awards as well as future changes in employee and non-employee forfeitures, if any. We expect to recognize the unrecognized compensation over a remaining weighted-average period of 2.11 years. We expect our stock-based compensation expense to grow in future periods due to potential increases in the value of our common stock and increased number of awards granted to employees and non-employees.
The intrinsic value of all outstanding options as of December 31, 2016 was approximately $1.6 million, of which approximately $1.1 million related to vested options and the remainder related to unvested options. We expect to continue to grant stock options in the future, and, to the extent that we do, our actual stock-based compensation expense recognized in future periods will increase.
Performance-based stock option grants

Performance-based vesting criteria for stock options primarily relate to specific revenue targets at certain milestone dates. Stock-based compensation expense associated with performance-based stock options is recognized if the performance condition is considered probable of achievement using management’s best estimates. During the third quarter of 2016, previously issued performance-based stock options were canceled in conjunction with an employment termination agreement. The vesting conditions had not previously been considered probable, and no stock-based compensation expense was recorded related to this award.
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

•
Expected volatility — As we do not have a significant trading history for our common stock, the expected stock price volatility for our common stock was estimated by taking the volatility for industry peers over a period equivalent to the expected term of the stock option grants. We intend to continue to consistently apply this process using the same or similar public companies until a sufficient amount of historical information regarding the volatility of our own common stock price becomes available.

•
Expected dividend yield — We have never declared or paid any cash dividends and do not presently plan to pay cash dividends in the foreseeable future. Consequently, we used an expected dividend yield of zero.

The following table presents the weighted-average assumptions used to estimate the fair value of options granted during the periods presented:

	Year ended December 31, 2016	Year ended December 31, 2015	Period from February 26, 2014 (Inception) to December 31, 2014
Expected volatility	71.01% to 74.20%	72.98% to 74.94%	75.8% to 76.4%
Risk-free interest rate	1.23% to 2.40%	1.62% to 2.49%	1.59% to 2.71%
Expected term	5.3 - 10 years	5.3 - 10 years	6 - 10 years
Expected dividend yield	0%	0%	0%

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
Emerging Growth Company Status

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act, and may remain an emerging growth company for up to five years following the completion of our IPO. For so long as we remain an emerging growth company, we are permitted and intend to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not emerging growth companies. These exemptions include:

•	reduced disclosure about our executive compensation arrangements;

•	no non-binding stockholder advisory votes on executive compensation or golden parachute arrangements; and

•	exemption from the auditor attestation requirement in the assessment of our internal control over financial reporting.
We have taken advantage of reduced reporting burdens in this Annual Report on Form 10-K.
We may take advantage of these exemptions for up to five years following the completion of our IPO, or such earlier time that we are no longer an emerging growth company. We would cease to be an emerging growth company if we have more than $1.0 billion in annual revenues as of the end of any fiscal year, if we are deemed to be a large accelerated filer under the rules of the Securities and Exchange Commission, or SEC, or if we issue more than $1.0 billion of non-convertible debt over a three-year period.
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

Item 7A.     Quantitative and Qualitative Disclosures about Market Risk
The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates. As of December 31, 2016, we had cash, cash equivalents and marketable securities of $61.1 million. We invest in a variety of financial instruments, principally money market funds, U.S. government agency securities, commercial paper and investment-grade corporate debt securities. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Available for sale securities that we invest in are primarily subject to interest rate risk and may fall in value if market interest rates increase. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our portfolio.
Item 8.      Financial Statements and Supplementary Data

Our consolidated financial statements, together with the report of our independent registered public accounting firm, appear on pages F-1 through F-30 of this Annual Report.

Item 9.      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.     Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our periodic and current reports that we file under the Exchange Act with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and our chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

As of the end of the period covered by this Annual Report, we carried out an evaluation, under the supervision and with the participation of our management, including the chief executive officer and the chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon, and as of the date of, this evaluation, the chief executive officer and the chief financial officer concluded that our disclosure controls and procedures were effective. Accordingly, management believes that the consolidated financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flow for the periods presented.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2016. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework (2013). Based on our assessment, our management believes that, as of December 31, 2016, our internal control over financial reporting is effective based on those criteria.

Attestation Report of the Registered Public Accounting Firm

This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s independent registered public accounting firm pursuant to rules of the SEC that permit emerging growth companies, which we are, to provide only management’s report in this Annual Report.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the period covered by this Annual Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.     Other Information

We expect that our 2017 annual meeting of stockholders, or the Annual Meeting, will be held on or about June 1, 2017. To be considered for inclusion in the our proxy materials for the Annual Meeting, stockholder proposals must be submitted in writing between the date of this Annual Report and April 2, 2017, to the attention of the Secretary of Flex Pharma, Inc. at 800 Boylston Street, 24th Floor, Boston, Massachusetts 02199. If stockholders wish to submit a proposal (including a director nomination) at the Annual Meeting that is not to be included in our proxy materials for the Annual Meeting, the written request must be received by the Secretary of Flex Pharma, Inc. no later than the close of business on April 2, 2017. Stockholders are also advised to review our amended and rested bylaws, which contain additional requirements about advance notice of stockholder proposals and director nominations.

PART III

Item 10.     Directors, Executive Officers and Corporate Governance
We have adopted a code of business conduct and ethics that applies to all of our employees, officers and directors, including those officers responsible for financial reporting. Our code of business conduct and ethics is available on our website at www.flex-pharma.com. We intend to disclose any amendments to the code, or any waivers of its requirements, on our website.
The information required by this item is incorporated by reference to the information set forth in the sections titled “Election of Directors,” “Executive Officers” and "Section 16(a) Beneficial Ownership Reporting Compliance" in our proxy statement for our 2017 Annual Meeting of Stockholders.

Item 11.     Executive Compensation
The information required by this item is incorporated by reference to the information set forth in the sections titled “Executive and Director Compensation” and “Information Regarding Committees of the Board of Directors − Compensation Committee Interlocks and Insider Participation” in our proxy statement for our 2017 Annual Meeting of Stockholders.
Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is incorporated by reference to the information set forth in the sections titled “Security Ownership of Certain Beneficial Owners and Management” and “Securities Authorized for Issuance Under Equity Compensation Plans” in our 2017 Annual Meeting of Stockholders.
Item 13.     Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated by reference to the information set forth in the sections titled “Transactions with Related Persons” and “Election of Directors” in our 2017 Annual Meeting of Stockholders.

Item 14.     Principal Accountant Fees and Services
The information required by this item is incorporated by reference to the information set forth in the section titled “Ratification of Selection of Independent Registered Public Accounting Firm” in our proxy statement for our 2017 Annual Meeting of Stockholders.

PART IV

Item 15.     Exhibits and Consolidated Financial Statement Schedules

Consolidated Financial Statements

The following consolidated financial statements are filed as a part of this Annual Report on Form 10-K.

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2016 and December 31, 2015

Consolidated Statements of Operations for the year ended December 31, 2016, the year ended December 31, 2015 and for the period from February 26, 2014 (inception) to December 31, 2014

Consolidated Statements of Comprehensive Loss for the year ended December 31, 2016, the year ended December 31, 2015 and for the period from February 26, 2014 (inception) to December 31, 2014

Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the year ended December 31, 2016, the year ended December 31, 2015 and for the period from February 26, 2014 (inception) to December 31, 2014

Consolidated Statements of Cash Flows for the year ended December 31, 2016 and the year ended December 31, 2015 and for the period from February 26, 2014 (inception) to December 31, 2014

Notes to Consolidated Financial Statements

Financial Statement Schedules

All other schedules are omitted because they are not required or the required information is included in the financial statements or notes thereto.

Exhibits

The exhibits required to be filed as part of this report are listed in the Exhibit List attached hereto and are incorporated herein by reference.

Flex Pharma, Inc.
Index to Consolidated Financial Statements
As of December 31, 2016 and 2015, for the year ended December 31, 2016, for the year ended December 31, 2015 and for the period from February 26, 2014 (Inception) to December 31, 2014

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of
Flex Pharma, Inc.

We have audited the accompanying consolidated balance sheets of Flex Pharma, Inc. as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive loss, convertible preferred stock and stockholders’ equity (deficit), and cash flows for each of the two years in the period ended December 31, 2016 and for the period from February 26, 2014 (inception) to December 31, 2014. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Flex Pharma, Inc. at December 31, 2016 and 2015, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2016 and for the period from February 26, 2014 (inception) to December 31, 2014, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Boston, Massachusetts
March 8, 2017

FLEX PHARMA, INC.
CONSOLIDATED BALANCE SHEETS

	December 31, 2016	December 31, 2015

Assets
Current assets:
Cash and cash equivalents	$22,416,040	$66,686,695
Marketable securities	38,658,933	24,652,348
Accounts receivable	12,181	—
Inventory	454,132	—
Prepaid expenses and other current assets	925,983	908,574
Total current assets	62,467,269	92,247,617
Marketable securities	—	2,312,949
Property and equipment, net	556,315	382,437
Other assets	64,800	—
Restricted cash	126,595	126,835
Total assets	$63,214,979	$95,069,838
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$1,192,183	$875,646
Accrued expenses and other current liabilities	2,587,573	1,947,374
Deferred revenue	88,344	—
Deferred rent, current portion	21,095	24,381
Total current liabilities	3,889,195	2,847,401
Deferred rent, net of current portion	8,398	14,587
Other long term liabilities	—	15,442
Total liabilities	3,897,593	2,877,430
Stockholders' equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized at December 31, 2016 and December 31, 2015; none issued or outstanding at December 31, 2016 and December 31, 2015	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized at December 31, 2016 and December 31, 2015, 17,970,590 and 17,943,880 shares issued at December 31, 2016 and December 31, 2015, respectively, and 16,773,798 and 15,741,618 shares outstanding at December 31, 2016 and December 31, 2015, respectively	1,678	1,574
Additional paid-in capital	135,962,935	129,367,978
Accumulated other comprehensive loss	(1,614)	(24,654)
Accumulated deficit	(76,645,613)	(37,152,490)
Total stockholders' equity	59,317,386	92,192,408
Total liabilities and stockholders' equity	$63,214,979	$95,069,838

See accompanying notes to consolidated financial statements.

FLEX PHARMA, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31, 2016	Year Ended December 31, 2015	Period from February 26, 2014 (Inception) to December 31, 2014
Net product revenue	$989,918	$—	$—
Other revenue	20,745	—	—
Total revenue	1,010,663	—	—
Costs and expenses:
Cost of product revenue	662,747	—	—
Research and development	20,378,161	12,749,379	4,003,911
Selling, general and administrative	19,855,987	16,464,279	4,025,895
Total costs and expenses	40,896,895	29,213,658	8,029,806
Loss from operations	(39,886,232)	(29,213,658)	(8,029,806)
Interest income, net	393,109	72,028	18,946
Net loss	$(39,493,123)	$(29,141,630)	$(8,010,860)
Net loss attributable to common stockholders	$(39,493,123)	$(29,141,630)	$(8,010,860)
Net loss per share attributable to common stockholders — basic and diluted	$(2.43)	$(2.08)	$(4.57)
Weighted-average number of common shares outstanding — basic and diluted	16,233,985	14,032,916	1,753,024

See accompanying notes to consolidated financial statements.

FLEX PHARMA, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Year Ended December 31, 2016	Year Ended December 31, 2015	Period from February 26, 2014 (Inception) to December 31, 2014

Net Loss	$(39,493,123)	$(29,141,630)	$(8,010,860)
Other Comprehensive gain (loss):
Unrealized gain (loss) on available-for-sale securities	23,040	(24,654)	—
Comprehensive loss	$(39,470,083)	$(29,166,284)	$(8,010,860)

See accompanying notes to consolidated financial statements.

FLEX PHARMA, INC.
CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)

	Series A Convertible Preferred Stock		Series B Convertible Preferred Stock									Total Stockholders' Equity (Deficit)
					Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit

	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at February 26, 2014 (Inception)	—	$—	—	$—	—	$—	—	$—	$—	$—	$—	$—
Issuance of Series A convertible preferred stock, net of issuance costs of $138,189	15,775,221	15,637,032	—	—	—	—	—	—	—	—	—	—
Issuance of Series B convertible preferred stock, net of issuance costs of $55,835	—	—	14,078,647	25,394,135	—	—	—	—	—	—	—	—
Sale of restricted common stock to founders	—	—	—	—	—	—	—	—	2,321	—	—	2,321
Vesting of restricted common stock	—	—	—	—	—	—	2,202,139	220	(220)	—	—	—
Issuance of common stock from option exercises	—	—	—	—	—	—	13,572	1	8,137	—	—	8,138
Stock-based compensation expense	—	—	—	—	—	—	—	—	1,462,061	—	—	1,462,061
Net loss	—	—	—	—	—	—	—	—	—	—	(8,010,860)	(8,010,860)
Balance at December 31, 2014	15,775,221	$15,637,032	14,078,647	$25,394,135	—	$—	2,215,711	$221	$1,472,299	$—	$(8,010,860)	$(6,538,340)
Conversion of Series A convertible preferred stock to common stock	(15,775,221)	(15,637,032)	—	—	—	—	3,683,637	368	15,636,664	—	—	15,637,032
Conversion of Series B convertible preferred stock to common stock	—	—	(14,078,647)	(25,394,135)	—	—	3,287,471	329	25,393,806	—	—	25,394,135
IPO proceeds, net of offering costs of $7,998,871	—	—	—	—	—	—	5,491,191	549	79,859,636	—	—	79,860,185
Vesting of restricted common stock	—	—	—	—	—	—	1,016,328	102	(102)	—	—	—
Issuance of common stock from option exercises	—	—	—	—	—	—	47,280	5	408,316	—	—	408,321
Stock-based compensation expense	—	—	—	—	—	—	—	—	6,597,359	—	—	6,597,359
Unrealized loss on available-for-sale securities					—	—				(24,654)		(24,654)
Net loss	—	—	—	—	—	—	—	—	—	—	(29,141,630)	(29,141,630)
Balance at December 31, 2015	—	$—	—	$—	—	$—	15,741,618	$1,574	$129,367,978	$(24,654)	$(37,152,490)	$92,192,408
Vesting of restricted common stock	—	—	—	—	—	—	1,023,664	102	(102)	—	—	—
Issuance of common stock from option exercises	—	—	—	—	—	—	8,516	2	22,096	—	—	22,098
Stock-based compensation expense	—	—	—	—	—	—	—	—	6,572,963	—	—	6,572,963
Unrealized gain on available-for-sale securities	—	—	—	—	—	—	—	—	—	23,040	—	23,040
Net loss	—	—	—	—	—	—	—	—	—	—	(39,493,123)	(39,493,123)
Balance at December 31, 2016	—	$—	—	$—	—	$—	16,773,798	$1,678	$135,962,935	$(1,614)	$(76,645,613)	$59,317,386

See accompanying notes to consolidated financial statements

FLEX PHARMA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31, 2016	Year ended December 31, 2015	Period from February 26, 2014 (Inception) to December 31, 2014
Operating activities
Net loss	$(39,493,123)	$(29,141,630)	$(8,010,860)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	277,231	49,881	11,997
Stock-based compensation expense	6,572,963	6,597,359	1,462,061
Amortization of premium on investments	16,161	9,523	—
Other non-cash items	3,434	4,123	55,221
Changes in operating assets and liabilities:
Restricted cash	240	(27)	(126,808)
Accounts receivable	(12,181)	—	—
Inventory	(454,132)	—	—
Prepaid expenses and other current assets	(17,409)	(538,178)	(370,396)
Other assets	(64,800)	100,103	(50,000)
Accounts payable	309,437	621,393	254,253
Accrued expenses and other current liabilities	746,879	1,570,216	220,375
Deferred revenue	88,344	—	—
Deferred rent	(9,475)	(18,881)	57,849
Other long term liabilities	(15,442)	—	15,442
Net cash used in operating activities	(32,051,873)	(20,746,118)	(6,480,866)
Investing activities
Purchases of marketable securities	(38,682,081)	(39,397,769)	—
Proceeds from maturities and sales of marketable securities	26,995,324	12,398,295	—
Purchases of property and equipment	(559,378)	(265,617)	(76,141)
Proceeds from sales of property and equipment	5,255	—	—
Net cash used in investing activities	(12,240,880)	(27,265,091)	(76,141)
Financing activities
Proceeds from initial public offering, net of offering costs	—	80,435,430	—
Proceeds from issuance of Series A convertible preferred stock, net of issuance costs	—	—	15,581,811
Proceeds from issuance of Series B convertible preferred stock, net of issuance costs	—	—	25,394,135
Proceeds from sale of restricted common stock to founders	—	—	2,321
Proceeds from exercise of common stock	22,098	8,321
Proceeds from early exercise of common stock	—	400,000	8,138
Deferred IPO issuance costs	—	—	(575,245)
Net cash provided by financing activities	22,098	80,843,751	40,411,160
Net (decrease) increase in cash and cash equivalents	(44,270,655)	32,832,542	33,854,153
Cash and cash equivalents at beginning of period	66,686,695	33,854,153	—
Cash and cash equivalents at end of period	$22,416,040	$66,686,695	$33,854,153
Supplemental cash flow information
Property and equipment purchases included in accounts payable and accrued expense	$7,100	$106,680	$21,000
IPO issuance costs paid in cash through December 31, 2014	$—	$575,245	$—
IPO issuance costs included in accounts payable and accrued expenses	$—	$—	$499,549
Issuance of Series A convertible preferred stock in satisfaction of accounts payable	$—	$—	$55,221

See accompanying notes to consolidated financial statements.

FLEX PHARMA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Organization and operations
The Company
Flex Pharma, Inc. (the "Company") is a biotechnology company that is developing innovative and proprietary treatments for muscle cramps and spasms associated with severe neurological conditions and exercise-associated muscle cramps. The Company's lead drug product candidate, FLX-787, is currently in exploratory Phase 2 clinical trials in Australia in patients with multiple sclerosis, or MS, and amyotrophic lateral sclerosis, or ALS. In 2017, the Company expects to initiate Phase 2 clinical trials in the United States of FLX-787 in patients with motor neuron disease, primarily with ALS, and patients with Charcot-Marie-Tooth disease, or CMT. In 2016, the Company launched its consumer product, HOTSHOT®, to prevent and treat exercise-associated muscle cramps, or EAMCs.
FLX-787, HOTSHOT and the Company's other product candidates are based on the potential mechanism of action we describe as Chemical Neuro Stimulation, which is the process by which a chemical signal, acting topically, induces a neuronal sensory signal that produces a beneficial effect. The Company's product candidates activate certain receptors in primary sensory neurons, which then act via neuronal circuits to reduce the repetitive firing, or hyperexcitability, of alpha-motor neurons in the spinal cord, thereby preventing or reducing the frequency and intensity of muscle cramps and spasms.
In connection with the launch of HOTSHOT, the Company began operating as two reportable segments, Consumer Operations and Drug Development. See Note 15 for additional discussion and information on the Company's reportable segments.

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
Liquidity
The Company has incurred an accumulated deficit of $76,645,613 from February 26, 2014 (inception) through December 31, 2016, and will require substantial additional capital to fund its research and development and the growth of its consumer brand and HOTSHOT. The Company had cash, cash equivalents and marketable securities of $61,074,973 at December 31, 2016. The Company believes that its existing cash, cash equivalents and marketable securities will be sufficient to allow the Company to fund its current operating plan for at least 12 months from the date the financial statements are issued. Management expects the Company to incur a loss for the foreseeable future. The Company's ability to achieve profitability in the future is dependent upon the successful development, approval and commercialization of its drug product candidates and successful commercialization of HOTSHOT and future consumer products, and achieving a level of revenues adequate to support the Company's cost structure. The Company may never achieve profitability, and unless and until it does, the Company will continue to need to raise additional capital. Management intends to fund future operations through additional private or public debt or equity offerings, and may seek additional capital through arrangements with collaborators or from other sources. There can be no assurances, however, that additional funding will be available on terms acceptable to the Company, or at all.
2. Summary of significant accounting policies
Basis of presentation and use of estimates

FLEX PHARMA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America ("GAAP"). Any reference in these notes to applicable guidance is meant to refer to the authoritative United States generally accepted accounting principles as found in the Accounting Standards Codification ("ASC") and Accounting Standards Update ("ASU") of the Financial Accounting Standards Board ("FASB"). The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. On an ongoing basis, the Company's management evaluates its estimates, which include, but are not limited to, estimates related to inventory write-offs, clinical study accruals, stock-based compensation expense, and amounts of expenses during the reported period. The Company bases its estimates on historical experience and other market-specific or other relevant assumptions that it believes to be reasonable under the circumstances. Actual results may differ from those estimates or assumptions.
Prior to the Company's IPO, the Company utilized significant estimates and assumptions in determining the fair value of its common stock. The Company utilized various valuation methodologies in accordance with the framework of the 2004 and 2013 American Institute of Certified Public Accountants Technical Practice Aids, Valuation of Privately-Held Company Equity Securities Issued as Compensation, to estimate the fair value of its common stock. Each valuation methodology included estimates and assumptions that required the Company's judgment. These estimates and assumptions included a number of objective and subjective factors, including external market conditions affecting the biotechnology industry sector, the prices at which the Company sold shares of preferred stock, the superior rights and preferences of securities senior to the Company's common stock at the time and the likelihood of achieving a liquidity event, such as an initial public offering or a sale of the Company. Significant changes to the key assumptions used in the valuations could have resulted in different fair values of common stock at each valuation date and may have materially affected the financial statements.
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
Segment information
Operating segments are defined as components of an enterprise about which separate discrete information is available for evaluation by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and assess performance. The Company and the Company's chief operating decision maker, the Company's Chief Executive Officer, view the Company's operations and manage its business as two operating segments, Drug Development and Consumer Operations (see Note 15). The Company operates in one geographic segment, the United States.
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
Revenue

FLEX PHARMA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Revenue is comprised of net product revenue and other revenue. Net product revenue includes sales of HOTSHOT finished goods to e-commerce customers, specialty retailers and sports teams. Other revenue consists of payments made by customers for expedited shipping and handling, which the Company began offering during the third quarter of 2016. Revenue is recognized when persuasive evidence of an arrangement exists, delivery of the product has occurred, the sales price is fixed or determinable and collectibility is reasonably assured. For sales through September 30, 2016, the Company issued refunds to e-commerce customers, upon request, within 21 days of shipment. When the Company began selling HOTSHOT on a third-party e-commerce website in October 2016, the refund period and related deferral period increased, as the Company began offering refunds to e-commerce customers, upon request, within 30 days of delivery, for purchases subsequent to September 30, 2016. As the Company currently does not have adequate history to accurately estimate refunds, all e-commerce sales, and their related costs, are deferred and revenue is recognized once the refund period lapses. This deferral represents total deferred revenue presented on the Company's consolidated balance sheet. For specialty retailers and sports teams, the Company does not offer a right of return or refund and revenue is recognized at the time products are delivered to customers.
Discounts provided to customers are accounted for as a reduction of net product revenue.
Net product revenue and other revenue are presented net of taxes collected from customers and remitted to governmental authorities.
The Company had no customers that represented greater than 10% of total revenue during the year ended December 31, 2016. All revenue was generated from sales within the United States.
Accounts receivable and allowance for doubtful accounts
Accounts receivable are stated at their carrying values, net of any allowances for doubtful accounts. Accounts receivable consist primarily of amounts due from specialty retailers and sports teams, for which collectibility is reasonably assured. Receivables are evaluated for collectibility on a regular basis and an allowance for doubtful accounts is recorded, if necessary. No allowance for doubtful accounts was deemed necessary at December 31, 2016.
Cost of product revenue
Cost of product revenue includes the cost of raw materials utilized to produce HOTSHOT, co-packing fees, repacking fees, in-bound freight charges and warehouse and transportation costs incurred to bring HOTSHOT finished goods to salable condition. All other costs incurred after this condition is met are considered selling costs and included in selling, general and administrative expenses. Cost of product revenue also includes write-offs for inventory that has become obsolete, has a cost basis in excess of its estimated realizable value, or exceeds projected sales, as well as depreciation expense related to manufacturing equipment purchased to support production and royalty amounts payable to certain of the Company's founders on HOTSHOT sales.
Inventory
The Company launched HOTSHOT in the second quarter of 2016 and began capitalizing inventory costs associated with HOTSHOT in the first quarter of 2016, when it was determined that the inventory costs had probable future economic benefit. Inventory is stated at the lower of cost or estimated net realizable value, on a first-in, first-out ("FIFO") basis.
The Company outsources the manufacture of HOTSHOT to a co-packer. Inventory at December 31, 2016 includes raw materials available for future production runs, as well as finished goods.
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
Advertising expense

FLEX PHARMA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Advertising expense consists of media and production costs related to print and digital advertising. All advertising is expensed as incurred. Total advertising expenses are included in selling, general and administrative and were approximately $2,936,000 for the year ended December 31, 2016. There were no such costs in 2015 as the Company had not yet launched HOTSHOT.
Shipping and handling costs
Shipping and handling costs related to the movement of inventory to the Company's co-packer and from the co-packer to the Company's third-party warehousing partner is capitalized as inventory and expensed as a cost of product revenue when revenue is recognized. Shipping and handling costs to move finished goods from the Company's warehousing partner to the Company's third-party fulfillment partner or to customer locations are included in selling, general and administrative expense in the consolidated statement of operations, and were approximately $170,000 for the year ended December 31, 2016. There were no such costs in 2015 as the Company had not yet launched HOTSHOT.
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

Asset type	Estimated useful life
Computers and computer equipment	3 years
Laboratory equipment	3 years
Manufacturing equipment	3 years
Website development costs	1-2 years
Impairment of long-lived assets
The Company evaluates long-lived assets for potential impairment when events or changes in circumstances indicate the carrying value of the assets may not be recoverable. Recoverability is measured by comparing the book values of the assets to the expected future net undiscounted cash flows that the assets are expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the book value of the assets exceed their fair value. The Company has not recognized any impairment losses through December 31, 2016.
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

FLEX PHARMA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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
The Company accounts for uncertain tax positions in accordance with the provisions of ASC 740. When uncertain tax positions exist, the Company recognizes the tax benefit of tax positions to the extent that the benefit will more likely than not be realized. The determination as to whether the tax benefit will more likely than not be realized is based upon the technical merits of the tax position as well as consideration of the available facts and circumstances. As of December 31, 2016 and December 31, 2015, the Company did not have any significant uncertain tax positions. The Company's practice is to recognize interest and/or penalties related to income tax matters in income tax expense.

FLEX PHARMA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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
For years ended December 31, 2016 and December 31, 2015 and the period from February 26, 2014 (inception) to December 31, 2014, the Company has excluded the effects of all potentially dilutive shares from the weighted-average number of common shares outstanding as their inclusion in the computation for each period would be anti-dilutive due to the net loss per share incurred by the Company.
Comprehensive loss
Comprehensive loss is the change in equity of a company during a period from transactions and other events and circumstances, excluding transactions resulting from investments by owners and distributions to owners. Comprehensive loss includes net loss and the change in accumulated other comprehensive loss for the period. Accumulated other comprehensive loss consisted entirely of unrealized gains and losses on available-for-sale marketable securities for the years ended December 31, 2016 and December 31, 2015. The Company's net loss equaled comprehensive loss for the period from February 26, 2014 to December 31, 2014. See the consolidated statements of comprehensive loss for relevant disclosures.

The following tables summarize the changes in accumulated other comprehensive loss during the years ended December 31, 2016 and December 31, 2015. There was no accumulated other comprehensive loss for the period from February 26, 2014 to December 31, 2014:

Balance as of December 31, 2015	$(24,654)
Other comprehensive gain	23,040
Balance as of December 31, 2016	$(1,614)

Balance as of December 31, 2014	$—
Other comprehensive loss	(24,654)
Balance as of December 31, 2015	$(24,654)
Recent accounting pronouncements
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). The ASU provides for a single comprehensive model for use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance. The accounting standard was originally effective for interim and annual periods beginning after December 15, 2016 with no early adoption permitted. In July 2015, the FASB deferred the effective date of this accounting update to annual periods beginning after December 15, 2017, along with an option to permit early adoption as of the original effective date. The Company is required to adopt the amendments in the ASU using one of two acceptable methods: retrospectively to all prior reporting periods presented, with certain practical expedients permitted; or retrospectively with the cumulative effect of initially adopting the ASU recognized at the date of initial application. In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers, Principal versus Agent Considerations (Reporting Revenue Gross versus Net), clarifying the implementation guidance on principal versus agent considerations. Specifically, an entity is required to determine whether the nature of a promise is to provide the specified good or service itself (that is, the entity is a principal) or to arrange for the good or service to be provided to the customer by the other party (that is, the entity is an agent). The determination influences the timing and amount of revenue recognition. The effective date and transition requirements for ASU 2016-08 are the same as the effective date and transition requirements for ASU 2014-09. The Company is currently evaluating the the adoption impact of the guidance related to the

FLEX PHARMA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Company's sales of HOTSHOT. Based on evaluation of the Company's current revenue streams, the Company does not expect the new guidance to change the total amount of revenue recognized, but may accelerate the timing of when revenue is recognized. The Company expects that the guidance will impact the consolidated statement of operations and balance sheet, but cannot yet quantify those impacts at this time. The FASB has issued, and may issue in the future, interpretive guidance which may cause the Company's evaluation to change. Based on the Company's project plan and resources, it is following an appropriate timeline to allow for proper recognition, presentation and disclosure upon adoption effective the beginning of fiscal year 2018.

In August 2014, the FASB issued ASU No. 2014-15 Presentation of Financial Statements - Going Concern (Subtopic 205-40). The ASU requires management of public and private companies to evaluate whether there is substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued. Management’s evaluation should be based on relevant conditions and events that are known and reasonably knowable at the date that the financial statements are issued. If conditions or events raise substantial doubt about an entity’s ability to continue as a going concern, and substantial doubt is not alleviated after consideration of management’s plans, an entity should include a statement in the footnotes indicating that there is substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued. The new standard is effective for annual periods ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application was permitted. The Company adopted this standard as of December 31, 2016, and upon evaluation, has concluded that substantial doubt about the Company's ability to continue as a going concern does not exist through the relevant period.

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

In March 2016, the FASB issued ASU No. 2016-09 Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The ASU simplifies several aspects of the accounting for employee share-based payment transactions. The amendments in the update include income tax consequences related to excess tax benefits and tax deficiencies, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The guidance is effective for annual reporting periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted for all entities in any interim or annual period. The Company does not believe that the impact of recording actual forfeitures as they occur, rather than estimating forfeitures by applying a forfeiture rate, will result in a significant impact to accumulated deficit upon recording the cumulative effect adjustment.

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

FLEX PHARMA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

In November 2016, the FASB issued ASU No. 2016-18 Statement of Cash Flows, which amends ASU Topic 230. This updates requires entities to show the changes in the total of cash, cash equivalents, restricted cash and restricted cash equivalents in the statement of cash flows. As a result, entities will no longer be required to present transfers between cash and cash equivalents and restricted cash and restricted cash equivalents in the statement of cash flows. When cash, cash equivalents, restricted cash and restricted cash equivalents are presented in more than one line item on the balance sheet, the new guidance requires a reconciliation of the totals in the statement of cash flows to the related captions in the balance sheet. Entities will also have to disclose the nature of their restricted cash and restricted cash equivalent balances. The guidance is effective for fiscal years beginning after December 15, 2017 and interim periods within those years. Early adoption is permitted. Entities are required to apply the guidance retrospectively. The Company is currently evaluating the effect of adopting this new accounting guidance.

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
Subsequent events
The Company considers events or transactions that occur after the balance sheet date but prior to the issuance of the consolidated financial statements for potential recognition or disclosure in the consolidated financial statements. Subsequent events have been evaluated through the date these consolidated financial statements were issued for potential recognition or disclosure in the consolidated financial statements (see Note 18).
3. Restricted cash
As of December 31, 2016 and December 31, 2015, the Company had $126,595 and $126,835 of restricted cash, respectively, in the form of a letter of credit. The Company maintains this letter of credit as a security deposit on the lease of its office space in Boston, Massachusetts (see Note 9).

FLEX PHARMA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
The following table summarizes the cash equivalents and marketable securities measured at fair value on a recurring basis as of December 31, 2016 and December 31, 2015:

	Level 1	Level 2	Level 3	Balance as of December 31, 2016
Cash equivalents	$11,681,074	$—	$—	$11,681,074
Marketable securities:
Corporate debt securities	—	1,518,240	—	1,518,240
Commercial paper	—	6,081,202	—	6,081,202
U.S. government agency securities	—	31,059,491	—	31,059,491
	$11,681,074	$38,658,933	$—	$50,340,007

	Level 1	Level 2	Level 3	Balance as of December 31, 2015
Cash equivalents	$58,575,348	$1,410,322	$—	$59,985,670
Marketable securities:
Corporate debt securities	—	26,965,297	—	26,965,297
	$58,575,348	$28,375,619	$—	$86,950,967

Cash equivalents and marketable securities have been initially valued at the transaction price and subsequently valued, at the end of each reporting period, utilizing third-party pricing services or other market observable data. The pricing services utilize industry standard valuation models, including both income and market based approaches and observable market inputs to determine value. The majority of the Company's cash equivalents consist of money market funds that are valued based on publicly available quoted market prices for identical securities as of December 31, 2016. After completing its validation procedures, the Company did not adjust or override any fair value carrying amounts of as of December 31, 2016.
The carrying amounts reflected in the consolidated balance sheets for cash, accounts receivable, prepaid expenses and other current assets, accounts payable, accrued expenses and other current liabilities approximate their fair values at December 31, 2016 and 2015, due to their short-term nature.
The Company evaluates transfers between levels at the end of each reporting period. There were no transfers of assets or liabilities between Level 1 and Level 2 during the year ended December 31, 2016. The Company had no financial assets or liabilities that were classified as Level 3 at any point during the year ended December 31, 2016.

FLEX PHARMA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Cash equivalents and marketable securities
The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents. Cash equivalents as of December 31, 2016 and December 31, 2015 consisted of money market funds.
Marketable securities as of December 31, 2016 consisted of corporate debt securities, commercial paper and U.S. government agency securities. Marketable securities as of December 31, 2015 consisted of corporate debt securities. Management determines the appropriate classification of the securities at the time they are acquired and evaluates the appropriateness of such classifications at each balance sheet date. The Company classifies its marketable securities as available-for-sale pursuant to ASC 320 Investments – Debt and Equity Securities. Marketable securities are recorded at fair value, with unrealized gains and losses included as a component of accumulated other comprehensive income (loss) in stockholders’ equity and a component of total comprehensive income (loss) in the consolidated statement of comprehensive income (loss), until realized. Realized gains and losses are included in investment income on a specific-identification basis. There were immaterial realized gains on marketable securities during the years ended December 31, 2016 and December 31, 2015.
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
Marketable securities at December 31, 2016 and December 31, 2015 consisted of the following:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
As of December 31, 2016
Current (due within 1 year):
Corporate debt securities	$1,518,635	$—	$(395)	$1,518,240
Commercial paper	6,081,202	—	—	6,081,202
U.S. government agency securities	31,060,710	2,912	(4,131)	31,059,491
Total	$38,660,547	$2,912	$(4,526)	$38,658,933

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
As of December 31, 2015
Current (due within 1 year):
Corporate debt securities	$24,666,607	$1,878	$(16,137)	$24,652,348
Noncurrent (due after 1 year through 5 years):
Corporate debt securities	2,323,344		(10,395)	2,312,949
Total	$26,989,951	$1,878	$(26,532)	$26,965,297

The Company held six and eleven securities that were in an unrealized loss position at December 31, 2016 and December 31, 2015, respectively, all of which were in a continuous loss position for less than 12 months. The aggregate fair value of securities in an unrealized loss position was $16,519,620 and $24,967,915 at December 31, 2016 and December 31, 2015, respectively. There were no individual securities that were in a significant unrealized loss position as of December 31, 2016 or December 31, 2015. The Company evaluated its securities for other-than-

FLEX PHARMA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

temporary impairment and considered the decline in market value for the securities to be primarily attributable to current economic and market conditions. The Company has the intent and ability to hold such securities until recovery. Based on this analysis, these marketable securities were not considered to be other-than-temporarily impaired as of December 31, 2016.
At December 31, 2016, all investments held by the Company were classified as current. At December 31, 2015, the Company had $24,652,348 of marketable securities classified as current and $2,312,949 of marketable securities classified as noncurrent. Investments classified as current have maturities of less than one year. Investments classified as noncurrent are those that (i) have a maturity greater than one year and (ii) management does not intend to liquidate within the next year, although these funds are available for use and therefore classified as available-for-sale.
6. Inventory
The Company began capitalizing inventory in the first quarter of 2016, when it was determined that the inventory had a probable future economic benefit. Inventory has been recorded at cost as of December 31, 2016. Costs capitalized at December 31, 2016 relate to finished goods from the initial and second production runs of HOTSHOT, as well as raw materials available to be used for future production runs. The Company held no inventory at December 31, 2015.
The following table presents inventory:

	December 31, 2016	December 31, 2015
Raw materials	$19,888	$—
Finished goods	434,244	—
Total inventory	$454,132	$—

In the first quarter of 2016, the Company wrote off approximately $185,000 of materials purchased for the initial production run of HOTSHOT finished goods that, upon completion, were not expected to be sold based upon projected sales, estimated product shelf life, the number of units produced and production level requirements. The initial production run of HOTSHOT finished goods was completed in the second quarter of 2016, at which time the Company wrote off approximately $41,000 of production costs incurred for those finished goods that were not expected to be sold. During the third quarter of 2016, the Company wrote off approximately $33,000 of additional finished goods that were not expected to be sold based on shelf life requirements and the timing of Company's next production run, which took place during the fourth quarter of 2016. In the fourth quarter of 2016, upon completion of the second production run of HOTSHOT, the Company wrote off approximately $23,000 for certain raw materials that are not expected to be used in future production runs. Based on the Company's projected sales, estimated product shelf life and the number of units produced, the Company did not write off any finished goods produced during the second production run of HOTSHOT as they are expected to be sold during 2017. Write-offs totaled approximately $282,000 for the year ended December 31, 2016 and are included in cost of product revenue in the accompanying consolidated statement of operations.
The cost of product revenue related to deferred revenue is capitalized and recorded as cost of product revenue at the time the revenue is recognized.
7. Property and equipment, net
Property and equipment, net consists of the following:

FLEX PHARMA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	December 31, 2016	December 31, 2015
Computers and computer equipment	$276,263	$177,240
Laboratory equipment	13,368	13,368
Manufacturing equipment	421,999	—
Website development costs	159,836	—
Capital in progress	7,863	251,893
Total property and equipment	879,329	442,501
Accumulated depreciation	(323,014)	(60,064)
Property and equipment, net	$556,315	$382,437

Capital in progress consists of assets acquired but not yet placed into service. At December 31, 2016 capital in progress consisted of computers and website development costs, and at December 31, 2015, capital in progress consisted primarily of manufacturing equipment.

Depreciation expense was $277,231, $49,881 and $11,997 for the years ended December 31, 2016 and December 31, 2015 and the period from February 26, 2014 (inception) to December 31, 2014, respectively.
8. Accrued expenses and other current liabilities
Accrued expenses and other current liabilities consist of the following:

	December 31, 2016	December 31, 2015
Payroll and employee-related costs	$1,453,665	$1,299,248
Research and development costs	938,665	307,666
Professional fees	153,219	129,625
Consumer product-related costs	42,024	198,887
Other	—	11,948
Total	$2,587,573	$1,947,374

9. Commitments and contingencies
Lease commitments
On April 29, 2014, the Company leased office space in Boston, Massachusetts under an operating lease that was scheduled to expire on August 31, 2017. In January 2017, the Company signed a lease to extend the use of the same office space from September 1, 2017 to August 31, 2019 (see Note 18). Additionally, on October 21, 2014, the Company leased office space in New York, New York under an operating lease that is scheduled to expire on October 31, 2018. As of December 31, 2016, the minimum future lease payments under the Company's operating leases were as follows:

FLEX PHARMA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2017	$312,307
2018	122,570
Total minimum lease payments	$434,877

The Boston lease agreement signed in January 2017 resulted in an aggregate increase to future minimum lease payments of $933,186 through 2019, that are not reflected in the table above.
Rent expense is being recognized on a straight-line basis. The Company recorded approximately $337,000 and $253,000 of rent expense for the twelve months ended December 31, 2016 and December 31, 2015, respectively, and $152,000 of rent expense for the period from February 26, 2014 (inception) to December 31, 2014.
Royalty agreement
In March 2014, the Company entered into a royalty agreement with certain of its founders. Under the agreement, the Company agreed to pay the founders an aggregate royalty of 2% of gross sales of the Company's products in perpetuity. The Company began incurring royalty expense upon commencement of HOTSHOT sales during the second quarter of 2016. The Company recorded approximately $20,000 of royalty expense during the twelve months ended December 31, 2016. Royalty amounts owed to the founders as of December 31, 2016 were approximately $4,000. No royalty amounts were owed to the founders as of December 31, 2015 or 2014.
Litigation
The Company is not a party to any litigation and does not have contingency reserves established for any litigation liabilities as of December 31, 2016.
10. Convertible preferred stock
As of December 31, 2014, the Company had authorized 16,000,000 shares of Series A convertible preferred stock ("Series A Preferred Stock"), $0.0001 par value per share, for issuance. During March, April and May 2014, the Company issued an aggregate of 15,775,221 shares of Series A Preferred Stock for $1.00 per share, resulting in net proceeds to the Company of $15,637,032, which was also the carrying value of the Series A Preferred Stock as of December 31, 2014. As of December 31, 2014, the Company had authorized 14,500,000 shares of Series B convertible preferred stock ("Series B Preferred Stock"), $0.0001 par value per share, for issuance. From July to October 2014, the Company issued an aggregate of 14,078,647 shares of Series B Preferred Stock for $1.81 per share, resulting in net proceeds to the Company of $25,394,135, which was also the carrying value of the Series B Preferred Stock as of December 31, 2014.
In conjunction with the Company's IPO in February 2015, all shares of the Series A and Series B Preferred Stock converted into common stock. As of December 31, 2016, there were no shares of Series A convertible preferred stock or Series B convertible preferred stock authorized.
On February 3, 2015, the Company filed an amended and restated certificate of incorporation (the “Restated Certificate”) with the Secretary of State of the State of Delaware in connection with the closing of the Company’s IPO. As of December 31, 2016, under the Restated Certificate, the Company is authorized to issue 10,000,000 shares of preferred stock ("Preferred Stock") with a par value of $0.0001 per share. The Company has not issued any shares of Preferred Stock as of December 31, 2016.
11. Common stock
As of December 31, 2016, the Company had authorized 100,000,000 shares of common stock, $0.0001 par value per share. Each share of common stock is entitled to one vote. The holders of common stock are also entitled to receive dividends whenever funds are legally available and when declared by the board of directors. The Company does not intend to declare dividends for the foreseeable future.
Restricted common stock to founders
In March 2014, the Company sold 4,553,415 shares of restricted common stock to the founders of the Company ("recipients"), for $0.0004 per share, for total proceeds of $1,950. In April 2014, based upon anti-dilution provisions

FLEX PHARMA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

granted to the founders, an additional 867,314 shares of restricted common stock were sold to the same founders, after which the anti-dilution provisions were terminated. The restricted common stock vested 25% upon issuance, and the remaining 75% vests ratably over four years, during which time the Company has the right to repurchase the unvested shares held by a recipient if the relationship between such recipient and the Company ceases. If the relationship terminates, the Company has 90 days to repurchase unvested shares at $0.0004. Such shares are not accounted for as outstanding until they vest. There were 4,234,771 shares of restricted common stock outstanding as of December 31, 2016. Unvested restricted common stock awards to non-employees are re-measured at each vest date and each financial reporting date.
The following is a summary of restricted common stock activity:

	Number of Shares	Weighted-Average Grant Date Fair Value
Non-vested at December 31, 2015	2,202,262	$0.10
Issued	—	—
Vested	(1,016,304)	0.10
Forfeited	—	—
Non-vested at December 31, 2016	1,185,958	$0.10

The total fair value of shares vested during the twelve months ended December 31, 2016, the twelve months ended December 31, 2015 and the period from February 26, 2014 (inception) to December 31, 2014 was approximately $9,646,000, $15,616,000 and $3,620,000 respectively.
Restricted common stock to consultants
During the twelve months ended December 31, 2016, the Company issued 18,194 shares of restricted common stock to non-employee consultants and advisors. The Company has the right to repurchase any unvested shares held by a recipient if the relationship between such recipient and the Company ceases. If the relationship terminates, the Company has 90 days to repurchase unvested shares at $0.0001 per share. Such shares are not accounted for as outstanding until they vest. There were 7,360 shares of restricted common stock issued to consultants outstanding as of December 31, 2016. Unvested restricted common stock awards to non-employees are re-measured at each vest date and each financial reporting date.
The following is a summary of restricted common stock activity:

	Number of Shares	Weighted-Average Grant Date Fair Value
Non-vested at December 31, 2015	—	$—
Issued	18,194	9.51
Vested	(7,360)	9.19
Forfeited	—	—
Non-vested at December 31, 2016	10,834	$9.72

The total fair value of shares vested during the twelve months ended December 31, 2016 was $71,000. No shares were issued to consultants during the twelve months ended December 31, 2015 or the period from February 26, 2014 (inception) to December 31, 2014.
Employee stock purchase plan

FLEX PHARMA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In 2015, the Company's Board of Directors adopted, and the Company's stockholders approved, the 2015 Employee Stock Purchase Plan ("the ESPP"). As of the December 31, 2016, no shares of common stock have been purchased under the ESPP.
Shares reserved for future issuance
The Company has reserved the following number of shares of common stock for future issuance:

	As of December 31,
	2016	2015
Stock-based compensation awards	2,722,573	2,031,528
Vesting of restricted common stock	1,196,792	2,202,262
Employee stock purchase plan	354,569	175,131
Total	4,273,934	4,408,921

12. Stock-based compensation
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
In January 2015, the Company's board of directors adopted, and the Company's stockholders approved, the 2015 Equity Incentive Plan (the "2015 Plan"), which became effective immediately prior to the closing of the Company's IPO. The 2015 Plan provides for the grant of ISOs, nonstatutory stock options, restricted stock awards, restricted stock units, stock appreciation rights, performance-based stock awards and other stock-based awards. Additionally, the 2015 Plan provides for the grant of performance-based cash awards. ISOs may be granted only to the Company's employees. All other awards may be granted to the Company's employees, including officers, and to non-employee directors and consultants. As of December 31, 2016, there were 566,323 shares remaining available for the grant of stock awards under the 2015 Plan.
During the period from February 26, 2014 (inception) to December 31, 2016, the Company granted a total of 272,993 stock options to non-employee consultants and members of its Scientific Advisory Board, which are included in the following table. The options generally vest over a four-year period, and have a contractual term of ten years. The total stock-based compensation expense related to all non-employee stock options for the twelve months ended December 31, 2016, the twelve months ended December 31, 2015 and the period from February 26, 2014 (inception) to December 31, 2014 was approximately $369,735, $517,336 and $149,000, respectively.
The Company has awarded stock options to its employees, directors, advisors and consultants, pursuant to the plans described above. Stock options subsequent to the completion of the Company's IPO are granted with an exercise price equal to the closing market price of the Company's common stock on the date of grant. Stock options generally vest over one to four years and have a contractual term of ten years. Stock options are valued using the Black-Scholes option pricing model and compensation cost is recognized based on the resulting value over the service period. Unvested awards to non-employees are re-measured at each vest date and at each financial reporting date. The following table summarizes stock option activity for employees and non-employees for the twelve months ended December 31, 2016:

FLEX PHARMA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2015	1,824,973	$8.34	8.90	$9,073,673
Granted	763,320	10.03
Exercised	(8,516)	2.59
Cancelled or forfeited	(423,527)	9.86
Outstanding at December 31, 2016	2,156,250	$8.66	7.94	$1,605,684
Exercisable at December 31, 2016	875,868	$7.49	6.87	$1,082,490
Vested or expected to vest at December 31, 2016	2,117,832	$8.64	7.92	$1,594,651

During 2016, 2015 and the period from February 26, 2014 (inception) to December 31, 2014, the Company granted stock options to purchase an aggregate of 763,320, 994,748, and 1,020,234 shares of its common stock, respectively. The weighted-average grant date fair value of option awards granted during 2016, 2015 and the period from February 26, 2014 (inception) to December 31, 2014 were $6.35, $8.55, and $2.20, respectively.
The number of stock options exercised during 2016, 2015 and the period from February 26, 2014 (inception) to December 31, 2014 were 8,516, 47,280, and 13,572, respectively. The weighted-average exercise price of options exercised during 2016, 2015 and the period from February 26, 2014 (inception) to December 31, 2014 was $2.59, $8.63, and $0.60, respectively. The total intrinsic value of options exercised during 2016, 2015 and the period from February 26, 2014 (inception) to December 31, 2014 was $64,302, $149,386, and $51,719, respectively. The intrinsic value is calculated as the difference between the fair value of the Company's common stock and the exercise price of the options at the date of exercise.
The Company estimates the fair value of each stock option award on the grant date using the Black-Scholes option-pricing model based on the following assumptions regarding the fair value of the underlying Common Stock on each measurement date:

	Year Ended December 31, 2016	Year Ended December 31, 2015	Period from February 26, 2014 (Inception) to December 31, 2014
Expected volatility	71.01% to 74.20%	72.98% to 74.94%	75.8% to 76.4%
Risk-free interest rate	1.23% to 2.40%	1.62% to 2.49%	1.59% to 2.71%
Expected term	5.3 - 10 years	5.3 - 10 years	6 - 10 years
Expected dividend yield	0%	0%	0%

FLEX PHARMA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Total stock-based compensation expense recognized for employee and non-employee restricted common stock, and stock options granted to employees and non-employees is included in the Company's consolidated statements of operations and comprehensive loss as follows:

	Year Ended December 31, 2016	Year Ended December 31, 2015	Period from February 26, 2014 (Inception) to December 31, 2014
Research and development	$2,435,565	$3,192,063	$648,001
Selling, general and administrative	4,137,398	3,405,296	814,060
Total	$6,572,963	$6,597,359	$1,462,061

As of December 31, 2016, there was approximately $8,668,326 of total unrecognized compensation cost related to unvested equity awards. Total unrecognized compensation cost will be adjusted for the re-measurement of non-employee awards as well as future changes in employee and non-employee forfeitures, if any. The Company expects to recognize that cost over a remaining weighted-average period of 2.11 years.
In November 2015, the Company granted 150,000 performance-based stock options to an employee which would have vested upon the achievement of certain future revenue milestones. During the third quarter of 2016, these options were cancelled in conjunction with an employment termination agreement. The vesting conditions had not previously been considered probable, and no stock-based compensation expense was recorded related to this award.
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
13. Income taxes
For the years ended December 31, 2016 and December 31, 2015 and for the period from February 26, 2014 (inception) to December 31, 2014, the Company did not record a current or deferred income tax provision or benefit. The Company's losses before income taxes for the periods presented consisted solely of domestic losses.
The following table presents a reconciliation of income tax expense (benefit) computed at the statutory federal income tax rate to the effective income tax rate as reflected in the consolidated financial statements:

FLEX PHARMA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Year Ended December 31, 2016	Year Ended December 31, 2015	Period from February 26, 2014 (Inception) to December 31, 2014
Federal income tax expense at statutory rate	35.0%	35.0%	35.0%
State income tax, net of federal benefit	5.0%	3.4%	3.7%
Permanent differences	0.0%	(0.2)%	(0.3)%
Stock-based compensation	(2.6)%	(6.3)%	(5.3)%
Research credits	1.9%	1.8%	1.2%
Other, net	(0.1)%	0.4%	n/a
Change in valuation allowance	(39.2)%	(34.1)%	(34.3)%
Effective tax rate	0.0%	0.0%	0.0%

Deferred income tax assets and liabilities are determined based upon temporary differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.
The following table presents the significant components of the Company's deferred tax assets and liabilities:

	December 31, 2016	December 31, 2015
Deferred tax assets:
U.S. and state net operating loss carryforwards	$24,322,172	$11,118,289
Accruals and other temporary differences	529,462	510,897
Amortization	32,171	33,824
Stock-based compensation	1,847,441	473,801
Tax credit carryforward	1,423,292	671,012
Total deferred tax assets	28,154,538	12,807,823
Less valuation allowance	(28,127,611)	(12,688,401)
Deferred tax assets	26,927	119,422
Deferred tax liabilities:
Stock-based compensation	(23,316)	(110,366)
Depreciation	(3,611)	(9,056)
Accruals and other temporary differences	—	—
Deferred tax liabilities	(26,927)	(119,422)
Net deferred tax assets	$—	$—

As of December 31, 2016, the Company has U.S. federal net operating loss carryforwards of approximately $61,000,000 and U.S. state net operating loss carryforwards of approximately $58,500,000 ($4,500,000 tax affected), which are available to reduce future taxable income. Approximately $120,000 of the federal and state net operating loss carryforwards will result in an increase to additional paid-in capital if and when these carryforwards are used to reduce federal and state income taxes payable. The Company also had federal research and development tax credit carryforwards of $1,200,000 and state research and development tax credit carryforwards of $340,000, which may be used to offset future tax liabilities.

FLEX PHARMA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The Company will adopt ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, for the quarter ended March 31, 2017.  As a result of adoption, the deferred tax assets associated net operating losses will increase by $120,000. These amounts will be offset by a corresponding increase in the valuation allowance. The adoption of ASU 2016-09 will have not impact to the Company’s consolidated statement of operations, balance sheet, or retained earnings.
The Company's federal and state operating loss carryforwards and tax credit carryforwards will expire at various dates through 2036. Under the provisions of the Internal Revenue Code, the net operating loss and tax credit carryforwards are subject to review and possible adjustment by the Internal Revenue Service and state tax authorities. Net operating loss and tax credit carryforwards may become subject to an annual limitation in the event of certain cumulative changes in the ownership interest of significant shareholders over a three-year period in excess of 50 percent, as defined under Sections 382 and 383 of the Internal Revenue Code, respectively, as well as similar state provisions. This could limit the amount of tax attributes that can be utilized annually to offset future taxable income or tax liabilities. The amount of the annual limitation is determined based on the value of the Company immediately prior to the ownership change. Subsequent ownership changes may further affect the limitation in future years. The Company has completed financings since its inception which may have resulted in a change in control as defined by Sections 382 and 383 of the Internal Revenue Code, or could result in a change in control in the future. The Company has not conducted an assessment to determine whether there may have been a Section 382 or 383 ownership changes.
ASC 740 requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After considerations of all the evidence, both positive and negative, the Company continues to maintain a valuation allowance for the full amount of the 2016 deferred tax asset because it is more likely than not that the deferred tax asset will not be realized. The valuation allowance increased by $15,400,000 from December 31, 2015 to December 31, 2016, primarily due to an increase in net operating losses.

The Company has no unrecognized tax benefits. Interest and penalty charges, if any, related to uncertain tax positions would be classified as income tax expenses in the accompanying consolidated statement of operations. At December 31, 2016 and 2015, the Company had no accrued interest or penalties related to uncertain tax positions.

14. Net loss per share
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
The following potentially dilutive securities outstanding, prior to the use of the treasury stock method or if-converted method, have been excluded from the computation of diluted weighted-average shares outstanding for the periods indicated, because including them would have had an anti-dilutive impact:

FLEX PHARMA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Year Ended December 31, 2016	Year Ended December 31, 2015	Period from February 26, 2014 (Inception) to December 31, 2014
Series A Preferred Stock	—	—	15,775,221
Series B Preferred Stock	—	—	14,078,647
Options to purchase common stock	2,156,250	1,824,973	926,832
Unvested restricted common stock	1,196,792	2,202,262	3,218,590
Total	3,353,042	4,027,235	33,999,290

15. Segment Information
Effective as of the second quarter of 2016 and in connection with the launch of HOTSHOT, the Company operates as two reportable segments:

•	The Consumer Operations segment, which reflects the total revenue and costs and expenses related to HOTSHOT and the Company's consumer operations.

•
The Drug Development segment, which reflects the costs and expenses related to the Company's efforts to develop innovative and proprietary drug products to treat muscle cramps and spasms associated with severe neurological conditions.

The Company discloses information about its reportable segments based on the way that the Company's Chief Operating Decision Maker, who the Company has identified as the Chief Executive Officer, and management, organizes segments within the Company for making operating decisions and assessing financial performance. The Company evaluates the performance of its reportable segments based on revenue and operating income or loss. The accounting policies of the segments are the same as those described herein as well as those described in Note 2. Corporate and unallocated amounts that do not relate to a reportable segment have been allocated to "Corporate". No asset information has been provided for the Company's reportable segments as management does not measure or allocate such assets on a reportable segment basis.
Information for the Company's reportable segments for the years ended December 31, 2016 and December 31, 2015, and for the period from February 26, 2014 (inception) to December 31, 2014 are as follows:

Year Ended December 31, 2016	Consumer Operations	Drug Development	Corporate	Consolidated
Total revenue	$1,010,663	—	—	$1,010,663
Loss from operations	$10,023,137	19,620,338	10,242,757	$39,886,232
Interest income, net	$—	—	393,109	$393,109

Year Ended December 31, 2015	Consumer Operations	Drug Development	Corporate	Consolidated
Total revenue	$—	—	—	$—
Loss from operations	$7,892,584	12,224,692	9,096,382	$29,213,658
Interest income, net	$—	—	72,028	$72,028

FLEX PHARMA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Period from February 26, 2014 (Inception) to December 31, 2014	Consumer Operations	Drug Development	Corporate	Consolidated
Total revenue	$—	—	—	$—
Loss from operations	$898,504	4,003,911	3,127,391	$8,029,806
Interest income, net	$—	—	18,946	$18,946
16. Related parties
Royalty agreement
In 2014, the Company entered into a royalty agreement with certain of the Company's founders under which these founders are paid a royalty of 2%, in the aggregate, of gross sales of any product sold by the Company or by any of the Company's licensees for use in the treatment of any neuromuscular disorder, and that uses, incorporates or embodies (or is made using) any of the Company's intellectual property (including any know-how).
Upon the launch of HOTSHOT in the second quarter of 2016, the Company's founders began earning royalties under this agreement. Royalty amounts earned by the founders during the year ended December 31, 2016 totaled approximately $20,000, including approximately $4,000 not yet paid as of year end. There were no such amounts earned during the year ended December 31, 2015. Royalty expense is recorded in cost of product revenue in the consolidated statement of operations.
License agreement
For the period from May 2014 through July 2016, the Company licensed a portion of its office space to ECLDS, LLC, which is a Company controlled by the Company's Chief Executive Officer. In October 2015, the license agreement was assigned by ECLDS, LLC to a third party, that is not owned by the Company's Chief Executive Officer, but for which a business relationship existed. In July 2016, the license agreement terminated.
Under the terms of the license, the entity charged the same rental rate as that was charged to the Company. During the years ended December 31, 2016 and December 31, 2015, and during the period from February 26, 2014 to December 31, 2014, the Company received approximately $32,000, $61,000, and $34,000, respectively, in license fees from the aforementioned related party, and such amounts received have been recorded as a reduction to rent expense.
17. Quarterly financial information (unaudited)

FLEX PHARMA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	First Quarter Ended March 31, 2016	Second Quarter Ended June 30, 2016	Third Quarter Ended September 30, 2016	Fourth Quarter Ended December 31, 2016
Net product revenue	$—	$112,685	$586,134	$291,099
Other revenue	—	—	12,940	7,805
Total revenue	—	112,685	599,074	298,904
Costs and expenses:
Cost of product revenue	197,020	110,931	221,090	133,706
Research and development	4,387,079	6,094,921	5,665,357	4,230,804
Selling, general and administrative	5,111,695	5,377,784	5,447,847	3,918,661
Total costs and expenses	9,695,794	11,583,636	11,334,294	8,283,171
Loss from operations	(9,695,794)	(11,470,951)	(10,735,220)	(7,984,267)
Interest income, net	103,333	107,818	97,726	84,232
Net loss	$(9,592,461)	$(11,363,133)	$(10,637,494)	$(7,900,035)
Net loss per share attributable to common stockholders — basic and diluted	$(0.61)	$(0.71)	$(0.65)	$(0.48)
Weighted-average number of common shares outstanding — basic and diluted	15,843,532	16,105,555	16,361,617	16,619,596

	First Quarter Ended March 31, 2015	Second Quarter Ended June 30, 2015	Third Quarter Ended September 30, 2015	Fourth Quarter Ended December 31, 2015
Costs and expenses:
Research and development	$2,804,946	$3,190,178	$3,445,200	$3,309,055
Selling, general and administrative	3,216,212	3,904,403	4,722,281	4,621,383
Total costs and expenses	6,021,158	7,094,581	8,167,481	7,930,438
Loss from operations	(6,021,158)	(7,094,581)	(8,167,481)	(7,930,438)
Interest income, net	3,577	16,183	14,637	37,631
Net loss	$(6,017,581)	$(7,078,398)	$(8,152,844)	$(7,892,807)
Net loss per share attributable to common stockholders — basic and diluted	$(0.59)	$(0.47)	$(0.53)	$(0.51)
Weighted-average number of common shares outstanding — basic and diluted	10,179,955	15,034,764	15,290,435	15,551,800

18. Subsequent events
The Company has completed an evaluation of all subsequent events after the balance sheet date of December 31, 2016 through the date these consolidated financial statements were issued. The Company has concluded that no subsequent events have occurred that require disclosure, except as described below.
Lease for the Company's headquarters
On January 27, 2017, the Company entered into a lease agreement (the "Lease Agreement") with BP Prucenter Acquisition LLC for the Company's headquarters located at 800 Boylston Street, Boston, Massachusetts. The

FLEX PHARMA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Company's current sublease will terminate on August 31, 2017, following which time the Company will lease the same location from September 1, 2017 until August 31, 2019 pursuant to the terms of the Lease Agreement. Under the Lease Agreement, the Company will lease 7,234 square feet which will result in an aggregate increase to future minimum lease payments of $933,186 through 2019. The Company's current security deposit amount, which totals $126,595, will be unchanged upon commencement of the new lease.

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

Signature	Title	Date

/s/ Christoph Westphal	President, Chief Executive Officer, Chairman of the Board of Directors (Principal Executive Officer)	March 8, 2017
Christoph Westphal, M.D., Ph.D.

/s/ John McCabe	Chief Financial Officer (Principal Financial and Accounting Officer)	March 8, 2017
John McCabe

/s/ Jeffrey Capello	Member of the Board of Directors	March 8, 2017
Jeffrey Capello

/s/ Peter Barton Hutt	Member of the Board of Directors	March 8, 2017
Peter Barton Hutt

/s/ Marc Kozin	Member of the Board of Directors	March 8, 2017
Marc Kozin

/s/ Roderick MacKinnon	Member of the Board of Directors	March 8, 2017
Roderick MacKinnon, M.D.

/s/ Robert Perez	Member of the Board of Directors	March 8, 2017
Robert Perez

/s/ Stuart Randle	Member of the Board of Directors	March 8, 2017
Stuart Randle

/s/ John Sculley	Member of the Board of Directors	March 8, 2017
John Sculley

/s/ Michelle Stacy	Member of the Board of Directors	March 8, 2017
Michelle Stacy

EXHIBIT INDEX

Incorporated by reference herein
Number		Description	Form	Date

3.1		Amended and Restated Certificate of Incorporation of the Registrant	Form 8-K (File No. 001-36812)	February 9, 2015

3.2		Amended and Restated Bylaws of the Registrant	Form 8-K (File No. 001-36812)	February 9, 2015

4.1		Form of Common Stock Certificate of the Registrant	Registration Statement of Form S-1 (File No. 333-201276), as amended.	December 29, 2014

4.2		Amended and Restated Investors' Rights Agreement, dated July 23, 2014, by and among the Registrant and certain of its stockholders	Registration Statement of Form S-1 (File No. 333-201276), as amended.	December 29, 2014

10.1	+	Form of Indemnity Agreement by and between the Registrant and its directors and officers	Registration Statement of Form S-1 (File No. 333-201276), as amended.	December 29, 2014

10.2	+	Flex Pharma, Inc. 2014 Equity Incentive Plan, as amended, and Forms of Stock Option Agreement, Notice of Exercise and Stock Option Grant Notice thereunder	Registration Statement of Form S-1 (File No. 333-201276), as amended.	December 29, 2014

10.3	+	Flex Pharma, Inc. 2015 Equity Incentive Plan	Registration Statement of Form S-1 (File No. 333-201276), as amended.	December 29, 2014

10.4	+	Forms of Stock Option Agreement, Notice of Exercise and Stock Option Grant Notice under the Flex Pharma, Inc. 2015 Equity Incentive Plan	Annual Report on Form 10-K (File No. 001-36812)	March 24, 2015

10.5	+	Flex Pharma, Inc. 2015 Employee Stock Purchase Plan	Registration Statement of Form S-1 (File No. 333-201276), as amended.	December 29, 2014

10.6	*+	Flex Pharma, Inc. Non-Employee Director Compensation Policy, as revised

10.7	+	Executive Employment Agreement, dated as of May 27, 2015, by and between the Registrant and Christoph Westphal	Form 8-K (File No. 001-36812)	June 2, 2015

10.8	+	Offer Letter, dated December 23, 2014, by and between the Registrant and Thomas Wessel	Annual Report on Form 10-K (File No. 001-36812)	March 8, 2016

10.8.1	+	Amendment to Offer Letter, dated May 27, 2015, by and between the Registrant and Thomas Wessel	Annual Report on Form 10-K (File No. 001-36812)	March 8, 2016

10.9	+	Offer Letter, dated September 4, 2014, by and between the Registrant and Marina Hahn	Registration Statement of Form S-1 (File No. 333-201276), as amended.	December 29, 2014

10.9.1	+	Amendment to Offer Letter, dated May 27, 2015, by and between the Registrant and Marina Hahn	Form 8-K (File No. 001-36812)	June 2, 2015

10.9.2	+†	Amendment to Offer Letter, dated July 20, 2015, by and between the Registrant and Marina Hahn	Form 10-Q (File No. 001-36812)	November 4, 2015

10.9.3	+	Amendment to Offer Letter, dated May 9, 2016, by and between the Flex Innovation Group LLC, Registrant and Marina Hahn	Form 8-K (File No. 001-36812)	May 13, 2016

10.10	+	Advisor Agreement, dated August 24, 2016, by and among Flex Innovation Group LLC, the Registrant and Marina Hahn	Form 10-Q (File No. 001-36812)	November 2, 2016

10.11		Royalty Agreement, dated March 20, 2014, by and between the Registrant, Bruce Bean, Donald MacKinnon, Roderick MacKinnon and Christoph Westphal	Registration Statement of Form S-1 (File No. 333-201276), as amended.	December 29, 2014

Incorporated by reference herein
Number		Description	Form	Date

10.12		Founders Agreement, dated February 25, 2014, by and among Bruce Bean, Donald MacKinnon, Roderick MacKinnon and Christoph Westphal, as adopted by the Registrant on February 27, 2014, as amended	Registration Statement of Form S-1 (File No. 333-201276), as amended.	December 29, 2014

10.13		Technology Assignment Agreement, dated March 20, 2014, by and between the Registrant, Catalyst Research, LLC, Bruce Bean, Donald MacKinnon and Roderick MacKinnon	Registration Statement of Form S-1 (File No. 333-201276), as amended.	December 29, 2014

10.14		Patent Assignment Agreement, dated March 20, 2014, by and between the Registrant, Bruce Bean, Donald MacKinnon and Roderick MacKinnon	Registration Statement of Form S-1 (File No. 333-201276), as amended.	December 29, 2014

10.15		Sublease, dated April 29, 2014, between the Registrant and Fireman Capital Partners, LLC	Registration Statement of Form S-1 (File No. 333-201276), as amended.	December 29, 2014

10.16		License Agreement, dated May 1, 2014, by and between the Registrant and ECLDS, LLC, as amended	Form 10-Q (File No. 001-36812)	August 3, 2016

10.17	+	Executive Employment Agreement, dated as of May 27, 2015, by and between the Registrant and John McCabe	Form 8-K (File No. 001-36812)	June 2, 2015

10.17.1	+	Amendment to Executive Employment Agreement dated December 14, 2016 between John McCabe and the Registrant	Form 8-K (File No. 001-36812)	December 15, 2016

10.18	+	Executive Employment Agreement, dated as of July 15, 2015, by and between the Registrant and Katharine Lindemann	Form 8-K (File No. 001-36812)	September 9, 2015

10.19	+	Executive Employment Agreement, dated as of May 27, 2015, by and between the Registrant and Robert Hadfield	Annual Report on Form 10-K (File No. 001-36812)	March 8, 2016

10.20	+	Executive Employment Agreement, dated as of May 27, 2015, by and between the Registrant and Elizabeth Woo	Annual Report on Form 10-K (File No. 001-36812)	March 8, 2016

10.21	†	Production Agreement with Aseptic Solutions USA, LLC and Flex Innovation Group LLC	Form 10-Q (File No. 001-36812)	May 4, 2016

10.22	†	Supply Agreement dated May 9, 2016 by and between Trilogy Essential Ingredients Inc. and Flex Innovation Group LLC	Form 10-Q (File No. 001-36812)	August 3, 2016

21.1		Subsidiaries of the Registrant	Annual Report on Form 10-K (File No. 001-36812)	March 8, 2016

23.1	*	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm

24.1		Power of Attorney is made to the signature page hereto

31.1	*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934

31.2	*	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934

32.1	*#	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(b) or 15d-14(b) of the Exchange Act and 18 U.S.C. Section 1350

Incorporated by reference herein
Number		Description	Form	Date

101.INS	*	XBRL Instance Document

101.SCH	*	XBRL Taxonomy Extension Schema Document

101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document.

* Filed herewith.
+ Indicates management contract or compensatory plan.
† Confidential treatment granted as to portions of the exhibit. Confidential materials omitted and filed separately with the SEC.
#  Furnished herewith and not deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act.