Form 10-Q
period 2017-03-31
Flex Pharma, Inc.
filed 2017-05-03
CIK 1615219

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
OR
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of large accelerated filer, accelerated filer, smaller reporting company, and emerging growth company in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☒	Non-accelerated Filer ☐	Smaller Reporting Company ☐	Emerging Growth Company ☒
(Do not check if a smaller reporting company)

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐ No ☒

As of April 28, 2017, there were 17,970,590 shares of common stock outstanding.

FLEX PHARMA, INC.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements that involve substantial risks and uncertainties. All statements, other than statements related to present facts or current conditions or historical facts, contained in this Quarterly Report on Form 10-Q, including statements regarding our strategy, future operations, future financial position, projected costs, expectations regarding the development of our drug product candidates, including the timing of our planned and ongoing clinical trials, and expectations regarding the commercial prospects of our consumer product, the expected timing for the reporting of data from our ongoing and future studies, prospects, plans and objectives of management, are forward looking statements. The words "anticipate," "believe," "estimate," "expect," "intend," "may," "plan," "predict," "project," "target," "potential," "will," "would," "could," "should," "continue" and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words.

Forward-looking statements are not guarantees of future performance and our actual results could differ materially from the results discussed in the forward-looking statements. Factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, the status, timing, costs, results and interpretation of our clinical trials; the uncertainties inherent in conducting clinical trials; results from our ongoing and planned pre-clinical development; expectations of our ability to make regulatory filings and obtain and maintain regulatory approvals; our ability to develop and commercialize our consumer products; anticipated attributes of our consumer products; results of early clinical studies as indicative of the results of future trials; availability of funding sufficient for our foreseeable and unforeseeable operating expenses and capital expenditure requirements; other matters that could affect the availability or commercial potential of our consumer or drug product candidates; the inherent uncertainties associated with intellectual property; and other factors discussed in this Quarterly Report on Form 10-Q, our Annual Report on Form 10-K for the year ended December 31, 2016 and other filings with the Securities and Exchange Commission, or SEC.

As a result of these and other factors, we may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. We do not assume any obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

FLEX PHARMA, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	March 31, 2017	December 31, 2016

Assets
Current assets:
Cash and cash equivalents	$21,071,684	$22,416,040
Marketable securities	31,743,086	38,658,933
Accounts receivable	19,062	12,181
Inventory	414,322	454,132
Prepaid expenses and other current assets	1,585,715	925,983
Total current assets	54,833,869	62,467,269
Property and equipment, net	479,266	556,315
Other assets	64,800	64,800
Restricted cash	126,595	126,595
Total assets	$55,504,530	$63,214,979
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$818,794	$1,192,183
Accrued expenses and other current liabilities	2,311,405	2,587,573
Deferred revenue	80,637	88,344
Deferred rent, current portion	7,579	21,095
Total current liabilities	3,218,415	3,889,195
Deferred rent, net of current portion	59,111	8,398
Total liabilities	3,277,526	3,897,593
Stockholders' equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized at March 31, 2017 and December 31, 2016; none issued or outstanding at March 31, 2017 and December 31, 2016	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized at March 31, 2017 and December 31, 2016; 17,970,590 shares issued at March 31, 2017 and December 31, 2016, and 17,029,249 and 16,773,798 shares outstanding at March 31, 2017 and December 31, 2016, respectively	1,703	1,678
Additional paid-in capital	137,151,662	135,962,935
Accumulated other comprehensive loss	(12,353)	(1,614)
Accumulated deficit	(84,914,008)	(76,645,613)
Total stockholders' equity	52,227,004	59,317,386
Total liabilities and stockholders' equity	$55,504,530	$63,214,979

See accompanying notes to condensed consolidated financial statements.

FLEX PHARMA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016
Net product revenue	$240,292	$—
Other revenue	2,255	—
Total revenue	242,547	—
Costs and expenses:
Cost of product revenue	79,106	197,020
Research and development	3,914,974	4,387,079
Selling, general and administrative	4,594,716	5,111,695
Total costs and expenses	8,588,796	9,695,794
Loss from operations	(8,346,249)	(9,695,794)
Interest income, net	77,854	103,333
Net loss	$(8,268,395)	$(9,592,461)
Net loss attributable to common stockholders	$(8,268,395)	$(9,592,461)
Net loss per share attributable to common stockholders — basic and diluted	$(0.49)	$(0.61)
Weighted-average number of common shares outstanding — basic and diluted	16,873,512	15,843,532

See accompanying notes to condensed consolidated financial statements.

FLEX PHARMA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (Unaudited)

	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016
Net loss	$(8,268,395)	$(9,592,461)
Other comprehensive gain (loss):
Unrealized gain (loss) on available-for-sale securities	(10,739)	44,259
Comprehensive loss	$(8,279,134)	$(9,548,202)

See accompanying notes to condensed consolidated financial statements.

FLEX PHARMA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016
Operating activities
Net loss	$(8,268,395)	$(9,592,461)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	91,367	30,813
Stock-based compensation expense	1,188,752	1,518,161
Amortization and accretion on investments	2,454	46,129
Changes in operating assets and liabilities:
Accounts receivable	(6,881)	—
Inventory	39,810	(112,569)
Prepaid expenses and other current assets	(659,732)	(1,083,871)
Other assets	—	(64,800)
Accounts payable	(366,289)	594,639
Accrued expenses and other current liabilities	(276,168)	(517,446)
Deferred revenue	(7,707)	—
Deferred rent	37,197	7,781
Net cash used in operating activities	(8,225,592)	(9,173,624)
Investing activities
Purchases of marketable securities	(9,607,422)	(12,013,945)
Proceeds from maturities and sales of marketable securities	16,510,076	8,600,195
Purchases of property and equipment	(22,150)	(107,286)
Proceeds from sales of property and equipment	732	—
Net cash provided by (used in) investing activities	6,881,236	(3,521,036)
Financing activities
Proceeds from exercise of common stock	—	7,594
Net cash provided by financing activities	—	7,594
Net decrease in cash and cash equivalents	(1,344,356)	(12,687,066)
Cash and cash equivalents at beginning of period	22,416,040	66,686,695
Cash and cash equivalents at end of period	$21,071,684	$53,999,629
Supplemental cash flow information
Property and equipment purchases included in accounts payable and accrued expense at December 31, 2016 and 2015	$7,100	$106,680
Property and equipment purchases included in accounts payable and accrued expense at March 31, 2016	$—	$226,309

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

FLX-787, HOTSHOT and the Company's other product candidates are based on the potential mechanism of action the Company describes as Chemical Neuro Stimulation, which is the process by which a chemical signal, acting topically, induces a neuronal sensory signal that produces a beneficial effect. The Company's product candidates activate certain receptors in primary sensory neurons, which then act via neuronal circuits to reduce the repetitive firing, or hyperexcitability, of alpha-motor neurons in the spinal cord, thereby preventing or reducing the frequency and intensity of muscle cramps and spasms.

The Company operates as two reportable segments, Consumer Operations and Drug Development. See Note 11 for additional discussion and information on the reportable segments.

The Company is subject to risks common to companies in the biotechnology and consumer products industries, including, but not limited to, risks of failure of pre-clinical studies and clinical trials, the need to obtain marketing approval for its drug product candidates, the need to successfully commercialize and gain market acceptance of its drug product candidates and its consumer products, dependence on key personnel, protection of proprietary technology, compliance with government regulations and development by competitors of alternative products.
Liquidity
The Company has incurred an accumulated deficit of $84,914,008 since inception and will require substantial additional capital to fund its research and development and commercialization and growth of its consumer brand and HOTSHOT. The Company had unrestricted cash, cash equivalents and marketable securities of $52,814,770 at March 31, 2017. The Company believes that its existing cash, cash equivalents and marketable securities will be sufficient to allow the Company to fund its current operating plan for at least 12 months from the date the financial statements are issued. Management expects the Company to incur a loss for the foreseeable future. The Company's ability to achieve profitability in the future is dependent upon the successful development, approval and commercialization of its drug product candidates and successful commercialization of HOTSHOT and future consumer products, and achieving a level of revenues adequate to support the Company's cost structure. The Company may never achieve profitability, and unless and until it does, the Company will continue to need to raise additional capital. Management intends to fund future operations through additional private or public debt or equity offerings, and may seek additional capital through arrangements with collaborators or from other sources. There can be no assurances, however, that additional funding will be available on terms acceptable to the Company, or at all.
2. Summary of significant accounting policies and recent accounting pronouncements
The accompanying unaudited condensed consolidated financial statements reflect the application of certain significant accounting policies as described below and elsewhere in these notes to the condensed consolidated financial statements. As of March 31, 2017, the Company’s significant accounting policies, which are detailed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016 (the “2016 10-K”), have not changed, other than as noted below.
Revenue

Revenue is comprised of net product revenue and other revenue. Net product revenue includes sales of HOTSHOT finished goods to e-commerce customers, specialty retailers and sports teams. Other revenue consists of payments made by customers for expedited shipping and handling, which the Company began offering during the third quarter of 2016. Revenue is recognized when persuasive evidence of an arrangement exists, delivery of the product has occurred, the sales price is fixed or determinable and collectibility is reasonably assured. The Company issues refunds to e-commerce customers, upon request, within 30 days of delivery. As the Company currently does not have adequate history to accurately estimate refunds, all e-commerce sales, and their related costs, are deferred and revenue is recognized once the refund period lapses. This deferral represents total deferred revenue presented on the Company's consolidated balance sheet. For specialty retailers and sports teams, the Company does not offer a right of return or refund and revenue is recognized at the time products are delivered to customers.
Discounts provided to customers are accounted for as a reduction of net product revenue.
Net product revenue and other revenue are presented net of taxes collected from customers and remitted to governmental authorities.
The Company had no customers that represented greater than 10% of total revenue during the three months ended March 31, 2017. The vast majority of revenue was generated from sales within the United States.
Accounts receivable and allowance for doubtful accounts
Accounts receivable are stated at their carrying values, net of any allowances for doubtful accounts. Accounts receivable consist primarily of amounts due from specialty retailers and sports teams, for which collectibility is reasonably assured. Receivables are evaluated for collectibility on a regular basis and an allowance for doubtful accounts is recorded, if necessary. No allowance for doubtful accounts was deemed necessary at March 31, 2017.
Advertising expense
Advertising expense consists of media and production costs related to print and digital advertising. All advertising is expensed as incurred. Total advertising expenses are included in selling, general and administrative expenses in the condensed consolidated statement of operations, and were approximately $665,000 for the three months ended March 31, 2017. There were no such costs for the three months ended March 31, 2016 as the Company had not yet launched HOTSHOT.
Shipping and handling costs
Shipping and handling costs related to the movement of inventory to the Company's co-packer and from the co-packer to the Company's third party warehousing partner is capitalized as inventory and expensed as a cost of product revenue when revenue is recognized. Shipping and handling costs to move finished goods from the Company's warehousing partner to the Company's third party fulfillment partner or to customer locations are included in selling, general and administrative expenses in the condensed consolidated statement of operations, and were approximately $34,000 for the three months ended March 31, 2017. There were no such costs for the three months ended March 31, 2016 as the Company had not yet launched HOTSHOT.
Unaudited interim financial information

Certain information and footnote disclosures normally included in the Company’s annual financial statements have been condensed or omitted. Accordingly, these interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the 2016 10-K.

The condensed consolidated financial statements as of March 31, 2017, for the three months ended March 31, 2017 and 2016, and the related information contained within the notes to the condensed consolidated financial statements, are unaudited. The unaudited condensed consolidated financial statements have been prepared on the same basis as annual audited consolidated financial statements, and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of the Company’s condensed consolidated financial position as of March 31, 2017, and the statements of operations, comprehensive loss and cash flows for the three month periods ended March 31, 2017 and 2016. The results for the three months ended March 31, 2017 are not necessarily indicative of results to be expected for the year ending December 31, 2017, or any other future annual or interim periods.
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
Recent accounting pronouncements

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). The ASU provides for a single comprehensive model for use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance. The accounting standard is effective for interim and annual periods beginning after December 15, 2016 with no early adoption permitted. In July 2015, the FASB deferred the effective date of this accounting update to annual periods beginning after December 15, 2017, along with an option to permit early adoption as of the original effective date. The Company is required to adopt the amendments in the ASU using one of two acceptable methods: retrospectively to all prior reporting periods presented, with certain practical expedients permitted; or retrospectively with the cumulative effect of initially adopting the ASU recognized at the date of initial application. In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers, Principal versus Agent Considerations (Reporting Revenue Gross versus Net), clarifying the implementation guidance on principal versus agent considerations. Specifically, an entity is required to determine whether the nature of a promise is to provide the specified good or service itself (that is, the entity is a principal) or to arrange for the good or service to be provided to the customer by the other party (that is, the entity is an agent). The determination influences the timing and amount of revenue recognition. The effective date and transition requirements for ASU No. 2016-08 are the same as the effective date and transition requirements for ASU No. 2014-09. The Company is currently evaluating the the adoption impact of the guidance related to the Company's sales of HOTSHOT. Based on evaluation of the Company's current revenue streams, the Company does not expect the new guidance to change the total amount of revenue recognized, but may accelerate the timing of when revenue is recognized. The Company expects that the guidance will impact the consolidated statement of operations and balance sheet, but cannot yet quantify those impacts at this time. The FASB has issued, and may issue in the future, interpretive guidance which may cause the Company's evaluation to change.

Based on the Company's project plan and resources, it is following an appropriate timeline to allow for proper recognition, presentation and disclosure upon adoption effective the beginning of fiscal year 2018.

In July 2015, the FASB issued ASU No. 2015-11, Inventory (Topic 330). This ASU simplifies the measurement of inventory by requiring certain inventory to be measured at the lower of cost or net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The amendments in this ASU are effective for fiscal years beginning after December 15, 2016 and for interim periods therein. Subsequent measurement is unchanged for inventory measured using LIFO or the retail inventory method. The Company adopted this ASU as of March 31, 2017, which did not have a material impact on its condensed consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases. The ASU requires lessees to recognize assets and liabilities on their balance sheet for the right of use ("ROU") and obligations created by most leases, and to continue to recognize expenses on their income statements over the lease term. It will also require disclosures designed to give financial statement users information on the amount, timing, and uncertainty of cash flows arising from leases. The guidance is effective for annual reporting periods beginning after December 15, 2018, and interim periods within those years. Early adoption is permitted for all entities. While the Company is currently evaluating the effect this standard will have on its consolidated financial statements and timing of adoption, the Company expects that upon adoption, it will recognize ROU assets and lease liabilities and those amounts could be material.

In March 2016, the FASB issued ASU No. 2016-09 Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. This ASU simplifies the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The guidance is effective for annual reporting periods beginning after December 15, 2016, and interim periods within those annual periods. The Company adopted this standard as of March 31, 2017 and the following summarizes the effects of the adoption on the Company's unaudited condensed consolidated financial statements:

Forfeitures - Prior to adoption, share-based compensation expense was recognized on a straight line basis, net of estimated forfeitures, such that expense was recognized only for share-based awards that were expected to vest. A forfeiture rate was estimated annually and revised, if necessary, in subsequent periods if actual forfeitures differed from initial estimates. Upon adoption, the Company no longer applies a forfeiture rate and instead will account for forfeitures as they occur. As the Company previously estimated forfeitures to determine stock-based compensation expense, this change resulted in a cumulative-effect adjustment as of January 1, 2017 to increase retained earnings by approximately $2,000.

Income taxes - Upon adoption of this standard, all excess tax benefits and tax deficiencies (including tax benefits of dividends on share-based payment awards) are recognized as income tax expense or benefit in the income statement. The tax effects of exercised or vested awards are treated as discrete items in the reporting period in which they occur. The Company did not recognized any discrete adjustments to income tax expense for the three months ended March 31, 2017, as the Company is in a full valuation allowance position. The Company has applied the modified retrospective adoption approach beginning in 2017. This cumulative-effect adjustment related to tax assets that had previously arisen from tax deductions for equity compensation expenses that were greater than the compensation recognized for financial reporting. These assets had been excluded from the deferred tax assets and liabilities totals on the balance sheet as a result of certain realization requirements previously included in ASC 718. The Company recorded a cumulative-effect adjustment of approximately $50,000 through retained earnings and deferred tax assets. However, due to the full valuation allowance, the only impact of the retrospective adoption is footnote presentation which will be presented in the December 31, 2017 year-end notes to the consolidated financial statements.

Upon adoption, no other aspects of ASU 2016-09 had a material effect on the Company's consolidated financial statements or related footnote disclosures.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. The update amends the guidance in ASU 230 Statement of Cash Flows, and clarifies how entities should classify certain cash receipts and cash payments on the statement of cash flows with the objective of reducing the existing diversity in practice related to eight specific cash flow issues. The amendments in this update are effective for annual periods beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted. The Company does not expect the adoption to have a material impact on its consolidated financial statements.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows, which amends ASU Topic 230. This update requires entities to show the changes in the total of cash, cash equivalents, restricted cash and restricted cash equivalents in the statement of cash flows. As a result, entities will no longer be required to present transfers between cash and cash equivalents and restricted cash and restricted cash equivalents in the statement of cash flows. When cash, cash equivalents, restricted cash and restricted cash equivalents are presented in more than one line item on the balance sheet, the new guidance requires a reconciliation of the totals in the statement of cash flows to the related captions in the balance sheet. Entities will also have to disclose the nature of their restricted cash and restricted cash equivalent balances. The guidance is effective for fiscal years beginning after December 15, 2017 and interim periods within those years. Early adoption is permitted. Entities are required to apply the guidance retrospectively. The Company is currently evaluating the effect of adopting this new accounting guidance.

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
The following tables summarize the cash equivalents and marketable securities measured at fair value on a recurring basis as of March 31, 2017 and December 31, 2016:

	Level 1	Level 2	Level 3	Balance as of March 31, 2017
Cash equivalents	$11,115,898	$—	$—	$11,115,898
Marketable securities:
Corporate debt securities	—	3,102,128	—	3,102,128
Commercial paper	—	4,594,668	—	4,594,668
U.S. government agency securities	—	24,046,290	—	24,046,290
	$11,115,898	$31,743,086	$—	$42,858,984

	Level 1	Level 2	Level 3	Balance as of December 31, 2016
Cash equivalents	$11,681,074	$—	$—	$11,681,074
Marketable securities:
Corporate debt securities	—	1,518,240	—	1,518,240
Commercial paper	—	6,081,202	—	6,081,202
U.S. government agency securities	—	31,059,491	—	31,059,491
	$11,681,074	$38,658,933	$—	$50,340,007

Cash equivalents and marketable securities have been initially valued at the transaction price and subsequently valued, at the end of each reporting period, utilizing third-party pricing services or other market observable data. The pricing services utilize industry standard valuation models, including both income and market based approaches and observable market inputs to determine value. The majority of the Company's cash equivalents consist of money market funds that are valued based on publicly available quoted market prices for identical securities as of March 31, 2017. After completing its validation procedures, the Company did not adjust or override any fair value carrying amounts as of March 31, 2017.
The carrying amounts reflected in the condensed consolidated balance sheets for cash, accounts receivable, prepaid expenses and other current assets, accounts payable, accrued expenses and other current liabilities approximate their fair values at March 31, 2017 and December 31, 2016, due to their short-term nature.
The Company evaluates transfers between levels at the end of each reporting period. There were no transfers of assets or liabilities between Level 1 and Level 2 during the three months ended March 31, 2017 or the year ended December 31, 2016. The Company had no financial assets or liabilities that were classified as Level 3 at any time during the three months ended March 31, 2017 or the year ended December 31, 2016.
4. Cash equivalents and marketable securities
The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents. Cash equivalents as of March 31, 2017 and December 31, 2016 consisted of money market funds.
Marketable securities as of March 31, 2017 and December 31, 2016 consisted of U.S. government agency securities, commercial paper and corporate debt securities. Management determines the appropriate classification of the securities at the time they are acquired and evaluates the appropriateness of such classifications at each balance sheet date. The Company classifies its marketable securities as available-for-sale pursuant to ASC 320, Investments – Debt and Equity Securities. Marketable securities are recorded at fair value, with unrealized gains and losses included as a component of accumulated other comprehensive income (loss) in stockholders’ equity and a component of total comprehensive income (loss) in the condensed consolidated statement of comprehensive income (loss), until realized. Realized gains and losses are included in investment income on a specific-identification basis. There were no realized gains on marketable securities during the three months ended March 31, 2017, and there were immaterial realized gains on marketable securities during the three months ended March 31, 2016.
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
Marketable securities at March 31, 2017 and December 31, 2016 consisted of the following:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
As of March 31, 2017
Current (due within 1 year):
U.S. government agency securities	$24,058,598	$—	$(12,308)	$24,046,290
Commercial paper	4,594,668	—	—	4,594,668
Corporate debt securities	3,102,173	—	(45)	3,102,128
Total	$31,755,439	$—	$(12,353)	$31,743,086

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
As of December 31, 2016
Current (due within 1 year):
U.S. government agency securities	$31,060,710	$2,912	$(4,131)	$31,059,491
Commercial paper	6,081,202	—	—	6,081,202
Corporate debt securities	1,518,635	—	(395)	1,518,240
Total	$38,660,547	$2,912	$(4,526)	$38,658,933

The Company held eleven and six debt securities that were in an unrealized loss position at March 31, 2017 and December 31, 2016, respectively, all of which have been in a continuous loss position for less than 12 months. The aggregate fair value of debt securities in an unrealized loss position was $27,148,418 and $16,519,620 at March 31, 2017 and December 31, 2016, respectively. There were no individual securities that were in a significant unrealized loss position as of March 31, 2017 or December 31, 2016. The Company evaluated its securities for other-than-temporary impairment and no marketable securities were considered to be other-than-temporarily impaired as of March 31, 2017.
At March 31, 2017 and December 31, 2016, all investments held by the Company were classified as current. Investments classified as current have maturities of less than one year. Investments classified as noncurrent are those that (i) have a maturity greater than one year and (ii) management does not intend to liquidate within the next year, although these funds are available for use and therefore classified as available-for-sale.
5. Inventory
The Company began capitalizing inventory as of March 31, 2016, when it was determined that the inventory had a probable future economic benefit. Inventory has been recorded at cost as of March 31, 2017 and December 31, 2016. Costs capitalized at March 31, 2017 and December 31, 2016 relate to HOTSHOT finished goods, as well as raw materials available to be used for future production runs.
The following table presents inventory:

	March 31, 2017	December 31, 2016
Raw materials	$19,628	$19,888
Finished goods	394,694	434,244
Total inventory	$414,322	$454,132

There were no inventory write-offs during the three months ended March 31, 2017. Write-offs totaled $185,298 for the three months ended March 31, 2016 and were included in cost of product revenue in the accompanying condensed consolidated statement of operations.
The cost of product revenue related to deferred revenue is capitalized and recorded as cost of product revenue at the time the revenue is recognized.

6. Accrued expenses and other current liabilities
Accrued expenses and other current liabilities consisted of the following:

	March 31, 2017	December 31, 2016
Research and development costs	$1,385,443	$938,665
Payroll and employee-related costs	583,689	1,453,665
Professional fees	188,414	153,219
Consumer product-related costs	153,859	42,024
Total	$2,311,405	$2,587,573

7. Common stock
As of March 31, 2017, the Company had authorized 100,000,000 shares of common stock, $0.0001 par value per share. Each share of common stock is entitled to one vote. The holders of common stock are also entitled to receive dividends whenever funds are legally available and when declared by the board of directors. The Company does not intend to declare dividends for the foreseeable future.
Restricted common stock to founders
In March 2014, the Company sold 4,553,415 shares of restricted common stock to the founders of the Company ("recipients"), for $0.0004 per share, for total proceeds of $1,950. In April 2014, based upon anti-dilution provisions granted to the founders, an additional 867,314 shares of restricted common stock were sold to the same founders, after which the anti-dilution provisions were terminated. The restricted common stock vested 25% upon issuance, and the remaining 75% vests ratably over four years, during which time the Company has the right to repurchase the unvested shares held by a recipient if the relationship between such recipient and the Company ceases. If the relationship terminates, the Company has 90 days to repurchase unvested shares at $0.0004 per share. Such shares are not accounted for as outstanding until they vest. There were 4,488,847 shares of restricted common stock outstanding as of March 31, 2017. Unvested restricted common stock awards to non-employees are re-measured at each vest date and each financial reporting date.
The following is a summary of restricted common stock activity:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2016	1,185,958	$0.10
Issued	—	—
Vested	(254,076)	0.10
Forfeited	—	—
Unvested at March 31, 2017	931,882	$0.10

Restricted common stock to consultants
In 2016, the Company issued 18,194 shares of restricted common stock to non-employee consultants and advisors. The Company has the right to repurchase any unvested shares held by a recipient if the relationship between such recipient and the Company ceases. If the relationship terminates, the Company has 90 days to repurchase unvested shares at $0.0001 per share. Such shares are not accounted for as outstanding until they vest. There were 8,735 shares of restricted common stock issued to consultants outstanding as of March 31, 2017. Unvested restricted common stock awards to non-employees are re-measured at each vest date and each financial reporting date.
The following is a summary of restricted common stock activity:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2016	10,834	$9.72
Issued	—	—
Vested	(1,375)	8.95
Forfeited	—	—
Unvested at March 31, 2017	9,459	$9.83

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
In January 2015, the Company's board of directors adopted, and the Company's stockholders approved, the 2015 Equity Incentive Plan (the "2015 Plan"), which became effective immediately prior to the closing of the Company's IPO. The 2015 Plan provides for the grant of ISOs, nonstatutory stock options, restricted stock awards, restricted stock units, stock appreciation rights, performance-based stock awards and other stock-based awards. Additionally, the 2015 Plan provides for the grant of performance-based cash awards. ISOs may be granted only to the Company's employees. All other awards may be granted to the Company's employees, including officers, and to non-employee directors and consultants. As of March 31, 2017, there were 769,327 shares remaining available for the grant of stock awards under the 2015 Plan.
The Company has awarded stock options to its employees, directors, advisors and consultants, pursuant to the plans described above. Stock options subsequent to the completion of the Company's IPO are granted with an exercise price equal to the closing market price of the Company's common stock on the date of grant. Stock options generally vest over one to four years and have a contractual term of ten years. Stock options are valued using the Black-Scholes option pricing model and compensation cost is recognized based on the resulting value over the service period. Unvested awards to non-employees are re-measured at each vest date and at each financial reporting date. The following table summarizes stock option activity for employees and non-employees for the three months ended March 31, 2017:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2016	2,156,250	$8.66	7.94	$1,605,684
Granted	587,500	4.58
Exercised	—	—
Cancelled or forfeited	(71,681)	11.93
Outstanding at March 31, 2017	2,672,069	$7.68	7.85	$1,031,433
Exercisable at March 31, 2017	1,128,717	$7.74	6.74	$740,304
Vested or expected to vest at March 31, 2017	2,672,069	$7.68	7.85	$1,031,433

Total stock-based compensation expense recognized for employee and non-employee restricted common stock, and stock options granted to employees and non-employees is included in the Company's condensed consolidated statement of operations and comprehensive loss as follows:

	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016
Research and development	$394,417	$595,466
Selling, general and administrative	794,335	922,695
Total	$1,188,752	$1,518,161

As of March 31, 2017, there was approximately $8,626,310 of total unrecognized compensation cost related to unvested equity awards. Total unrecognized compensation cost will be adjusted for the re-measurement of non-employee awards as well as future changes in employee and non-employee forfeitures, if any. The Company expects to recognize that cost over a remaining weighted-average period of 2.35 years.
Employee stock purchase plan
In 2015, the Company's Board of Directors adopted, and the Company's stockholders approved, the 2015 Employee Stock Purchase Plan (the "ESPP"). As of March 31, 2017, no shares of common stock have been purchased under the ESPP.
9. Income taxes
Deferred tax assets and deferred tax liabilities are recognized based on temporary differences between the financial reporting and tax basis of assets and liabilities using statutory rates. A valuation allowance is recorded against deferred tax assets if it is more likely than not that some or all of the deferred tax assets will not be realized. Based upon the Company's history of operating losses and the uncertainty surrounding the realization of the favorable tax attributes in future tax returns, the Company has recorded a full valuation allowance against the Company’s otherwise recognizable net deferred tax assets. There was no significant income tax provision or benefit for the three months ended March 31, 2017 or 2016.

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
The following potentially dilutive securities outstanding, prior to the use of the treasury stock method or if-converted method, have been excluded from the computation of diluted weighted-average shares outstanding for the periods indicated, because including them would have had an anti-dilutive impact:

	March 31, 2017	March 31, 2016
Options to purchase common stock	2,672,069	2,336,668
Unvested restricted common stock	941,341	1,963,145
Total	3,613,410	4,299,813

11. Segment Information
Effective as of the second quarter of 2016 and in connection with the launch of HOTSHOT, the Company operates as two reportable segments:

•	The Consumer Operations segment, which reflects the total revenue and costs and expenses related to HOTSHOT and the Company's consumer operations.

•
The Drug Development segment, which reflects the costs and expenses related to the Company's efforts to develop innovative and proprietary drug products to treat muscle cramps and spasms associated with severe neurological conditions.

The Company discloses information about its reportable segments based on the way that the Company's Chief Operating Decision Maker, who the Company has identified as the Chief Executive Officer, and management, organize segments within the Company for making operating decisions and assessing financial performance. The Company evaluates the performance of its reportable segments based on revenue and operating income or loss. The accounting policies of the segments are the same as those described herein as well as those described in Note 2 to the audited consolidated financial statements in the 2016 Form 10-K. Corporate and unallocated amounts that do not relate to a reportable segment have been allocated to "Corporate". No asset information has been provided for the Company's reportable segments as management does not measure or allocate such assets on a reportable segment basis.

Information for the Company's reportable segments for the three months ended March 31, 2017 and 2016 are as follows:

Three Months Ended March 31, 2017	Consumer Operations	Drug Development	Corporate	Consolidated
Total revenue	$242,547	—	—	$242,547
Interest income, net	$—	—	77,854	$77,854
Loss from operations	$1,987,810	3,828,281	2,530,158	$8,346,249

Three Months Ended March 31, 2016	Consumer Operations	Drug Development	Corporate	Consolidated
Total revenue	$—	—	—	$—
Interest income, net	$—	—	103,333	$103,333
Loss from operations	$2,929,355	4,059,043	2,707,396	$9,695,794

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with the unaudited financial information and the notes thereto included herein, as well as our audited consolidated financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2016. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results and the timing of selected events could differ materially from those anticipated in these forward-looking statements as a result of several factors, including those set forth under "Risk Factors" discussed in our Annual Report on Form 10-K for the year ended December 31, 2016, in other subsequent filings with the SEC, and elsewhere in this Quarterly Report on Form 10-Q. These statements, like all statements in this report, speak only as of the date of this Quarterly Report on Form 10-Q (unless another date is indicated), and we undertake no obligation to update or revise these statements in light of future developments.
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
Results of Operations - An analysis of our financial results comparing the three months ended March 31, 2017 to the three months ended March 31, 2016.
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
HOTSHOT is our consumer beverage that prevents and treats EAMCs. We market HOTSHOT to endurance athletes, who drink it before, during and after exercise to prevent and treat muscle cramps. The majority of HOTSHOT sales are generated through our branded website and third-party websites. We also maintain sales and marketing efforts in a limited number of geographic areas with strong endurance sports markets.

Effective in the second quarter of 2016 and in connection with the launch of HOTSHOT, we began operating as the following two reportable segments:

•	the Consumer Operations segment, which reflects the total revenue and costs and expense for HOTSHOT and our consumer operations: and

•
the Drug Development segment, which reflects the costs and expenses related to our efforts to develop innovative and proprietary drug products to treat muscle cramps and spasms associated with severe neurological conditions.

We disclose information about our reportable segments based on the way that we organize segments within the Company for making operating decisions and assessing financial performance. See Note 11 to our condensed consolidated financial statements for certain financial information related to our reportable segments.
We have incurred an operating loss since our inception and we anticipate that we will continue to incur operating losses for at least the next several years. Our net loss was $8.3 million for the three months ended March 31, 2017 and $9.6 million for the three months ended March 31, 2016. Our accumulated deficit was $84.9 million as of March 31, 2017. To date, we have financed our operations with net proceeds from the private placement of our preferred stock and our initial public offering. We expect to continue incurring significant research and development expenses related to the development of our drug product candidates and significant selling, general and administrative expenses as we continue to commercialize HOTSHOT. As a result, we will need additional capital to fund our future operations.
Recent Developments
In April 2017, we announced the appointment of William McVicar, Ph.D., as our President of Research and Development. Prior to joining the Company, Dr. McVicar served in various leadership roles at Inotek Pharmaceuticals Corporation, most recently as its Executive Vice President and Chief Scientific Officer.

Also in April 2017, we announced our investigational new drug application, or IND, for FLX-787 for the treatment of cramps associated with ALS had become effective. We expect to begin a Phase 2 clinical trial, referred to as the COMMEND trial, in mid-2017. The COMMEND trial is designed to evaluate FLX-787 in patients with motor neuron disease, primarily with ALS, who suffer from cramps. The study will be a randomized, controlled, double-blinded, parallel design trial and will include a run-in period to establish a baseline in cramp frequency. Patients will then be randomized to 30 mg of FLX-787 or control, administered three times a day, for 28 days. Patients will be evaluated for changes in cramp frequency as the primary endpoint, with a number of secondary endpoints. Given the COMMEND study’s longer FLX-787 or control treatment period, increased dosage and parallel design, we believe the COMMEND study has certain advantages to our ongoing Australian ALS study that will encourage enrollment. As a result, we may expand participation in the COMMEND study to the sites participating in our Australian ALS study.
Components of Operating Results
Revenue
Revenue is comprised of net product revenue and other revenue. Net product revenue includes sales of HOTSHOT finished goods to e-commerce customers, specialty retailers and sports teams. Other revenue consists of payments made by customers for expedited shipping and handling. Revenue is recognized when persuasive evidence of an arrangement exists, delivery of the product has occurred, the sales price is fixed or determinable and collectibility is reasonably assured. For sales through September 30, 2016, we issued refunds to e-commerce customers, upon request, within 21 days of shipment. When we began selling HOTSHOT on a third-party e-commerce website in October 2016, the refund period and related deferral period increased, as we began offering refunds to e-commerce customers, upon request, within 30 days of delivery, for purchases subsequent to September 30, 2016. As we currently do not have adequate history to accurately estimate refunds, all e-commerce sales, and their related costs, are deferred and revenue is recognized once the refund period lapses. Specialty retailers and sports team are not offered a right of return or refund and revenue is recognized at the time products are delivered to these customers. Discounts provided to customers are accounted for as a reduction of net product revenue. Total revenue is presented net of any taxes collected from customers and remitted to governmental authorities.

When purchasing via our branded website, customers may purchase HOTSHOT in packs of 6 or 12 bottles and are offered a first-time purchase discount for a 6 pack. We expect that a significant portion of our total revenue will continue to be generated through our branded website. In the fourth quarter of 2016, we began selling HOTSHOT through two third-party e-commerce websites, including a retailer that offers international shipping, and we may consider selling HOTSHOT via additional websites or e-commerce partners in the future. Generally, we realize higher revenue per bottle from our own e-commerce sales as opposed to third party website, team and specialty retailer sales.
HOTSHOT is generally sold to specialty retailers and sports teams in multi-pack cases.

Future sales of HOTSHOT are expected to vary from quarter to quarter and will be impacted by the number of visitors attracted to our branded website and third party websites, those that purchase, seasonality and the amount of repeat sales that we are able to generate through e-commerce. Future sales will also be impacted by the amount of revenue that we are able to generate through retail channels. Our inability to generate sufficient revenues would have a material adverse impact on our operations.

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

We began the initial production run of HOTSHOT in the first quarter of 2016, in advance of our planned launch in the second quarter of 2016. In the first quarter of 2016, we wrote off materials purchased for the initial production run of HOTSHOT finished goods that, upon completion, were not expected to be sold based upon projected sales, estimated product shelf life, the number of units produced and production level requirements. The Company did not write-off any inventory during the first quarter of 2017.

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
Research and Development Expenses
Our research and development expenses to date include the costs incurred related to the development and testing of our extract formulation for muscle cramps and spasms and expenses related to the testing and development of our drug product candidates, including FLX-787. Research and development costs include salaries and other compensation-related costs, such as stock-based compensation for research and development employees, costs of clinical studies of our extract formulation and drug product candidates, costs to produce FLX-787 to support clinical studies, costs for consultants who we utilize to supplement our personnel, fees paid to third parties, facilities and overhead expenses, cost of laboratory supplies and other outside expenses.

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

Selling, general and administrative expenses also include costs related to our Consumer Operations segment for our consumer brand and HOTSHOT. Prior to the launch of HOTSHOT, these costs included personnel costs, brand development costs, market research costs, product design costs, pre-launch activity costs and other external costs. Since the launch of HOTSHOT, we continue to incur costs related to personnel and market research, and are also incurring costs related to our launch print and digital media campaigns, costs related to sales and promotional activities, public relations activities and costs related to the distribution of HOTSHOT. These distribution costs include shipping and handling costs incurred once our product is in salable condition.

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
Results of Operations
Three Months Ended March 31, 2017 Compared to the Three Months Ended March 31, 2016
The following table sets forth the condensed consolidated results of operations, including information related to our Consumer Operations and Drug Development segments for the three months ended March 31, 2017 compared to the three months ended March 31, 2016.

	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016	Change
			$	%
Net product revenue	$240,292	$—	$240,292	N/A
Other revenue	2,255	—	2,255	N/A
Total revenue	242,547	—	242,547	N/A
Costs and expenses:
Cost of product revenue	79,106	197,020	(117,914)	(60)%
Research and development	3,914,974	4,387,079	(472,105)	(11)%
Selling, general and administrative	4,594,716	5,111,695	(516,979)	(10)%
Total costs and expenses	8,588,796	9,695,794	(1,106,998)	(11)%
Loss from operations	(8,346,249)	(9,695,794)	1,349,545	(14)%
Interest income, net	77,854	103,333	(25,479)	(25)%
Net loss	$(8,268,395)	$(9,592,461)	$1,324,066	(14)%

Total Revenue
Our Consumer Operations segment generated all of our revenue in the three months ended March 31, 2017, totaling $0.2 million, through sales of HOTSHOT and expedited shipping and handling purchases. Revenue was driven by our HOTSHOT sales and promotional efforts, including our print and digital media campaign, public relation efforts, field marketing efforts and other sales and promotional activities. Sales via e-commerce represented approximately 87% of our total revenue for the three months ended March 31, 2017. During the three months ended March 31, 2017, we sold approximately 52,000 bottles of HOTSHOT at an average total revenue per bottle of $4.66. There was no revenue generated during the three months ended March 31, 2016, as HOTSHOT launched in the second quarter of 2016.
Cost of Product Revenue
All costs of product revenue are recorded by our Consumer Operations segment and relate to the production and sale of HOTSHOT. Cost of product revenue was $0.1 million for the three months ended March 31, 2017 compared to $0.2 million for the three months ended March 31, 2016. Cost of product revenue includes the cost of HOTSHOT sold, depreciation expense related to manufacturing equipment purchased to support production, royalty expense and inventory write-offs. There were no write-offs of inventory during the three months ended March 31, 2017. During the three months ended March 31, 2016, there were write-offs of $0.2 million related to HOTSHOT finished goods that were being produced for the launch of HOTSHOT, but were not expected to be sold based upon projected sales, estimated product shelf life, the number of units produced and production level requirements.

Research and Development Expenses
Our Drug Development segment incurred the majority of our research and development expenses, which were $3.9 million for the three months ended March 31, 2017 compared to $4.4 million for the three months ended March 31, 2016. The 11% decrease of $0.5 million was primarily related to:

•
$0.2 million decrease in pre-clinical and clinical study costs, mainly related to IND-supporting pre-clinical activities for our drug product candidate, as supporting studies decreased in the fourth quarter of 2016 and we spent the first quarter of 2017 focusing on preparing and submitting the IND application;

•	$0.2 million decrease related to our Consumer Operations segment as we decreased the number of research studies of our consumer product;

•	$0.2 million decrease related primarily to the revaluation of non-employee awards and option grants at lower valuations than the prior year due to decreased stock price;

•	$0.1 million decrease related to salaries and benefits as research and development headcount decreased from the prior year; and

•	$0.2 million increase in consulting expenses to supplement our Drug Development segment personnel, mainly in support of our IND submission.
Selling, General and Administrative Expenses
Selling, general and administrative includes expenses that are incurred by our Consumer Operations segment as well as corporate and unallocated amounts that do not relate to a reportable segment. Selling, general and administrative expenses were $4.6 million for the three months ended March 31, 2017 compared to $5.1 million for the three months ended March 31, 2016. The 10% decrease of $0.5 million was primarily related to:

•	$0.2 million decrease in external consulting costs within our Consumer Operations segment due to decreased use of consultants;

•	$0.2 million decrease related to our test production run of HOTSHOT in the first quarter of 2016, which was fully expensed and used as samples; and

•	$0.1 million decrease mainly related to the revaluation of non-employee awards and option grants at lower valuations than the prior year due to decreased stock price.
Loss from Operations
Our consolidated loss from operations for the three months ended March 31, 2017 totaled $8.3 million. Of this total, $2.0 million of the operating loss was incurred by our Consumer Operations segment, $3.8 million was incurred by our Drug Development segment and the remaining $2.5 million related to corporate and unallocated costs. The operating loss incurred by the Consumer Operations segment was driven by production costs, sales, marketing, promotional and distribution costs related to HOTSHOT, and personnel-related expenses, including stock-based compensation. These costs were slightly offset by the total revenue generated from HOTSHOT sales during the three months ended March 31, 2017. The operating loss incurred by the Drug Development segment relates to costs incurred for pre-clinical and clinical activities, FLX-787 production costs, personnel-related expenses, including stock-based compensation, as well as consulting costs.
Interest Income, net
Interest income, net, decreased by approximately $25,000 in the three months ended March 31, 2017 compared to the three months ended March 31, 2016 as we had lower available cash to invest.
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
Since our inception, we have financed our operations through private placements of equity securities and our IPO, which we completed in February 2015. As of March 31, 2017, we had $52.8 million in cash, cash equivalents and marketable securities, which were held in bank deposit accounts, money market funds, corporate debt securities, commercial paper and U.S. government agency securities.
Sources of Liquidity
At March 31, 2017, we had $51.6 million of working capital and our cash, cash equivalents and marketable securities totaled $52.8 million. Our cash, cash equivalents and marketable securities balance decreased during the three months ended March 31, 2017, due primarily to our net loss incurred.

Cash Flows

	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016
Net cash (used in) provided by:
Operating activities	$(8,225,592)	$(9,173,624)
Investing activities	6,881,236	(3,521,036)
Financing activities	—	7,594
Net decrease in cash and cash equivalents	$(1,344,356)	$(12,687,066)

Operating Activities
Net cash used in operating activities for the three months ended March 31, 2017 was $8.2 million, a decrease of $0.9 million compared to the same period in the prior year. The use of cash for the three months ended March 31, 2017 was primarily related to our net loss for the period of $8.3 million, offset by non-cash charges consisting of stock compensation expense of $1.2 million and depreciation expense of $0.1 million. Cash used in operations included a $1.2 million cash outflow from changes in operating assets and liabilities. This outflow was driven by a decrease in accounts payable, accrued expenses and other current liabilities and deferred revenue of $0.6 million, and an increase in prepaid expenses and other current assets and accounts receivable of $0.7 million. The decrease in accounts payable was primarily due to timing of payments at the end of prior year. The decrease in accrued expenses and other current liabilities was primarily due to the decrease in accrued bonus as the 2016 employee bonuses were paid in the first quarter of 2017, offset by an increase in the accrued costs for clinical trial preparation activities for our expected FLX-787 U.S. studies. The increase in prepaid expenses and other current assets relates to the timing of payments for insurance policies.
Net cash used in operating activities for the three months ended March 31, 2016 totaled $9.2 million and was primarily related to our net loss for the period of $9.6 million, offset by non-cash charges of $1.6 million, primarily related to stock compensation expense, and a cash outflow of $1.2 million from changes in operating assets and liabilities, primarily related to an increase in prepaid expenses and other current assets.
Investing Activities
Net cash provided by (used in) investing activities for the three months ended March 31, 2017 compared to the three months ended March 31, 2016, increased $10.4 million, primarily related to a $10.3 million increase in net purchases and sales of marketable securities. Property and equipment acquisitions decreased $0.1 million, which was primarily related to the purchase of manufacturing equipment used to produce HOTSHOT in 2016.
Financing Activities
Net cash provided by financing activities for the three months ended March 31, 2017 did not change significantly compared to the three months ended March 31, 2016. There was no cash used in or provided by financing activities in the three months ended March 31, 2017. During the three months ended March 31, 2016, cash provided by financing activities was $7,594, which related to proceeds from exercises of common stock.
As of March 31, 2017, we had no long-term debt.
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
Consumer Brand and Products
The development and growth of our consumer brand, HOTSHOT and future products is uncertain, including the timing and resources needed to support successful commercialization. Our future success depends, in part, on our ability to implement a growth strategy that establishes distribution and placement of our products, attracts consumers to HOTSHOT and future product offerings, and maintains brand loyalty for our consumer products.
Our future funding requirements will be impacted by our ability to successfully grow our consumer brand, HOTSHOT and any future products. In addition, delays or unexpected costs related to HOTSHOT and growth plans could significantly change the costs and the timing of such costs associated with our consumer operations.
Outlook
Based on our research and development plans, our consumer brand and HOTSHOT growth plans and our expectations of timing related to the progress of our clinical programs, we expect that our existing cash resources and marketable securities will enable us to fund our costs and expenses, working capital and capital expenditure requirements into early 2019. We have based this estimate on assumptions that may prove to be wrong, however, and we could use our capital resources sooner than we expect. Additionally, the process of testing drug product candidates in clinical trials is costly, as are the resources required to commercialize a consumer brand and products, and the timing of progress of these efforts is uncertain.
Contractual Obligations
There have been no material changes to our contractual obligations from those described in our Annual Report on Form 10-K for the year ended December 31, 2016, other than as noted below.
In January 2017, we signed a lease agreement for our corporate headquarters in Boston, MA. Our current sublease will terminate on August 31, 2017, following which time we will lease the same location from September 1, 2017 until August 31, 2019. This resulted in an aggregate increase to future minimum lease payments of $933,186 through 2019.
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
There have been no material changes to our critical accounting policies from those described in "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in our Annual Report on Form 10-K for the year ended December 31, 2016.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates. As of March 31, 2017, we had cash, cash equivalents and marketable securities of $52.8 million. We invest our cash in a variety of financial instruments, principally money market funds, U.S. government securities, investment-grade corporate notes and commercial paper. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Available for sale securities that we invest in are subject to interest rate risk and may fall in value if market interest rates increase. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our portfolio.

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

As of March 31, 2017, we have evaluated, under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon our evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

During the three months ended March 31, 2017, there was no significant change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings
We are not currently a party to any material legal proceedings.

Item 1A.	Risk Factors
You should carefully review and consider the information regarding certain factors that could materially affect our business, financial condition or future results set forth under Item 1A. (Risk Factors) in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

There have been no material changes to the risk factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

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

As previously disclosed, Katharine Lindemann, our Chief Operating Officer, assumed operational responsibility of our consumer business in May 2016. Since the time Ms. Lindemann began overseeing the consumer business, John McCabe, our Chief Financial Officer, has increasingly assumed responsibilities for several operational activities and, at this time, we have determined that Mr. McCabe is currently functioning as our principal operating officer.

Item 6.	Exhibits
The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index, which are incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FLEX PHARMA, INC.

	By:	/s/ Christoph Westphal
Christoph Westphal, M.D., Ph.D. President and Chief Executive Officer

	By:	/s/ John McCabe
John McCabe Chief Financial Officer (Principal Financial and Accounting Officer)
Date: May 3, 2017

EXHIBIT INDEX

Exhibit number		Description of Document

3.1	(1)	Amended and Restated Certificate of Incorporation of the Registrant.

3.2	(1)	Amended and Restated Bylaws of the Registrant.

4.1	(2)	Form of Common Stock Certificate of the Registrant.

4.2	(2)	Amended and Restated Investors' Rights Agreement, dated July 23, 2014, by and among the Registrant and certain of its stockholders.

10.1	(3)	Lease Agreement, dated January 27, 2017, between the Registrant and BP Prucenter Acquisition LLC

31.1		Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

31.2		Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

32.1		Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(b) or 15d-14(b) of the Exchange Act and 18 U.S.C. Section 1350.

101
The following materials from Flex Pharma, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, formatted in XBRL (eXtensible Business Reporting Language):(i) Unaudited Condensed Consolidated Balance Sheets, (ii) Unaudited Condensed Consolidated Statements of Operations (iii) Unaudited Condensed Consolidated Statements of Comprehensive Loss, (iv) Unaudited Condensed Consolidated Statements of Cash Flows, and (v) Notes to Unaudited Condensed Consolidated Financial Statements.

(1) Incorporated by reference to the Registrant's Current Report on Form 8-K (File No. 001-36812), filed with the SEC on February 9, 2015.
(2) Incorporated by reference to the Registrant's Registration Statement on Form S-1 (File No. 333-201276), as amended.
(3) Incorporated by reference to the Registrant's Current Report on Form 8-K (File No. 001-36812), filed with the SEC on February 2, 2017.