Form 10-Q
period 2017-09-30
Flex Pharma, Inc.
filed 2017-11-06
CIK 1615219

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
OR
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

As of November 3, 2017, there were 17,971,816 shares of common stock outstanding.

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

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

FLEX PHARMA, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	September 30, 2017	December 31, 2016

Assets
Current assets:
Cash and cash equivalents	$20,152,129	$22,416,040
Marketable securities	18,776,390	38,658,933
Accounts receivable	35,134	12,181
Inventory	533,996	454,132
Prepaid expenses and other current assets	1,056,179	925,983
Total current assets	40,553,828	62,467,269
Property and equipment, net	400,991	556,315
Other assets	—	64,800
Restricted cash	253,190	126,595
Total assets	$41,208,009	$63,214,979
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$919,030	$1,192,183
Accrued expenses and other current liabilities	3,897,184	2,587,573
Deferred revenue	97,571	88,344
Deferred rent, current portion	58,821	21,095
Total current liabilities	4,972,606	3,889,195
Deferred rent, net of current portion	53,919	8,398
Total liabilities	5,026,525	3,897,593
Stockholders' equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized at September 30, 2017 and December 31, 2016; none issued or outstanding at September 30, 2017 and December 31, 2016	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized at September 30, 2017 and December 31, 2016; 17,971,816 and 17,970,590 shares issued at September 30, 2017 and December 31, 2016, and 17,541,377 and 16,773,798 shares outstanding at September 30, 2017 and December 31, 2016, respectively	1,754	1,678
Additional paid-in capital	139,231,785	135,962,935
Accumulated other comprehensive loss	(1,311)	(1,614)
Accumulated deficit	(103,050,744)	(76,645,613)
Total stockholders' equity	36,181,484	59,317,386
Total liabilities and stockholders' equity	$41,208,009	$63,214,979

See accompanying notes to condensed consolidated financial statements.

FLEX PHARMA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended September 30, 2017	Three Months Ended September 30, 2016	Nine Months Ended September 30, 2017	Nine Months Ended September 30, 2016
Net product revenue	$407,241	$586,134	$978,221	$698,819
Other revenue	6,360	12,940	13,450	12,940
Total revenue	413,601	599,074	991,671	711,759
Costs and expenses:
Cost of product revenue	148,756	221,090	373,187	529,041
Research and development	4,739,360	5,665,357	12,730,554	16,147,357
Selling, general and administrative	4,934,937	5,447,847	14,520,596	15,937,326
Total costs and expenses	9,823,053	11,334,294	27,624,337	32,613,724
Loss from operations	(9,409,452)	(10,735,220)	(26,632,666)	(31,901,965)
Interest income, net	77,339	97,726	227,535	308,877
Net loss	$(9,332,113)	$(10,637,494)	$(26,405,131)	$(31,593,088)
Net loss attributable to common stockholders	$(9,332,113)	$(10,637,494)	$(26,405,131)	$(31,593,088)
Net loss per share attributable to common stockholders — basic and diluted	$(0.54)	$(0.65)	$(1.54)	$(1.96)
Weighted-average number of common shares outstanding — basic and diluted	17,386,249	16,361,617	17,131,887	16,104,510

See accompanying notes to condensed consolidated financial statements.

FLEX PHARMA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (Unaudited)

	Three Months Ended September 30, 2017	Three Months Ended September 30, 2016	Nine Months Ended September 30, 2017	Nine Months Ended September 30, 2016
Net loss	$(9,332,113)	$(10,637,494)	$(26,405,131)	$(31,593,088)
Other comprehensive gain (loss):
Unrealized gain (loss) on available-for-sale securities	4,305	(24,818)	303	39,326
Comprehensive loss	$(9,327,808)	$(10,662,312)	$(26,404,828)	$(31,553,762)

See accompanying notes to condensed consolidated financial statements.

FLEX PHARMA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended September 30, 2017	Nine Months Ended September 30, 2016
Operating activities
Net loss	$(26,405,131)	$(31,593,088)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	250,563	165,373
Stock-based compensation expense	3,266,879	5,367,070
Amortization and accretion on investments	(38,551)	117,236
Changes in operating assets and liabilities:
Restricted cash	(126,595)	240
Accounts receivable	(22,953)	(21,787)
Inventory	(79,864)	(109,701)
Prepaid expenses and other current assets	(130,196)	(645,696)
Other assets	64,800	(64,800)
Accounts payable	(274,525)	321,460
Accrued expenses and other current liabilities	1,309,611	647,455
Deferred revenue	9,227	81,399
Deferred rent	83,247	(3,056)
Other long term liabilities	—	(15,442)
Net cash used in operating activities	(22,093,488)	(25,753,337)
Investing activities
Purchases of marketable securities	(23,364,721)	(28,086,686)
Proceeds from maturities and sales of marketable securities	43,286,118	15,469,810
Purchases of property and equipment	(98,100)	(508,987)
Proceeds from sales of property and equipment	4,233	—
Net cash provided by (used in) investing activities	19,827,530	(13,125,863)
Financing activities
Proceeds from exercise of common stock	2,047	22,096
Net cash provided by financing activities	2,047	22,096
Net decrease in cash and cash equivalents	(2,263,911)	(38,857,104)
Cash and cash equivalents at beginning of period	22,416,040	66,686,695
Cash and cash equivalents at end of period	$20,152,129	$27,829,591
Supplemental cash flow information
Property and equipment purchases included in accounts payable at September 30, 2017	$8,472	$—
Property and equipment purchases included in accounts payable and accrued expenses at December 31, 2016 and 2015	$7,100	$106,680
Inventory purchases included in accrued expenses at September 30, 2016	$—	$121,077

See accompanying notes to condensed consolidated financial statements.

FLEX PHARMA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
1. Organization and operations
The Company
Flex Pharma, Inc. (the "Company") is a biotechnology company that is developing innovative and proprietary treatments for muscle cramps and spasticity associated with severe neurological conditions and exercise-associated muscle cramps. In August 2017, the Company initiated a Phase 2 clinical trial in the United States of its lead drug product candidate, FLX-787, in patients with motor neuron disease, or MND, primarily with amyotrophic lateral sclerosis, or ALS, who suffer from cramps. The Company also initiated an additional Phase 2 clinical trial in October 2017 in patients with Charcot-Marie-Tooth disease, or CMT, who suffer from cramps. FLX-787 is currently in an exploratory Phase 2 spasticity study in Australia in patients with multiple sclerosis, or MS. In 2016, the Company launched its consumer product, HOTSHOT®, to prevent and treat exercise-associated muscle cramps, or EAMCs.

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
Liquidity
The Company has incurred an accumulated deficit of $103,050,744 since inception and will require substantial additional capital to fund its research and development and commercialization and growth of its consumer brand and HOTSHOT. The Company had unrestricted cash, cash equivalents and marketable securities of $38,928,519 at September 30, 2017. The Company believes that its existing cash, cash equivalents and marketable securities will be sufficient to allow the Company to fund its current operating plan for at least 12 months from the date the financial statements are issued. Management expects the Company to incur a loss for the foreseeable future. The Company's ability to achieve profitability in the future is dependent upon the successful development, approval and commercialization of its drug product candidates and successful commercialization of HOTSHOT and future consumer products, and achieving a level of revenues adequate to support the Company's cost structure. The Company may never achieve profitability, and unless and until it does, the Company will continue to need to raise additional capital. Management intends to fund future operations through additional private or public debt or equity offerings, and may seek additional capital through arrangements with collaborators or from other sources. There can be no assurances, however, that additional funding will be available on terms acceptable to the Company, or at all.
2. Summary of significant accounting policies and recent accounting pronouncements
The accompanying unaudited condensed consolidated financial statements reflect the application of certain significant accounting policies as described below and elsewhere in these notes to the condensed consolidated financial statements. As of September 30, 2017, the Company’s significant accounting policies, which are detailed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016 (the “2016 10-K”), have not changed, other than as noted below.

Revenue
Revenue is comprised of net product revenue and other revenue. Net product revenue includes sales of HOTSHOT finished goods to e-commerce customers, specialty retailers and sports teams, including professional and collegiate teams. Other revenue consists of payments made by customers for expedited shipping and handling, which the Company began offering during the third quarter of 2016. Revenue is recognized when persuasive evidence of an arrangement exists, delivery of the product has occurred, the sales price is fixed or determinable and collectibility is reasonably assured. The Company issues refunds to e-commerce customers, upon request, within 30 days of delivery. As the Company currently does not have adequate history to accurately estimate refunds, all e-commerce sales, and their related costs, are deferred and revenue is recognized once the refund period lapses. This deferral represents total deferred revenue presented on the Company's consolidated balance sheet. For specialty retailers and sports teams, the Company does not offer a right of return or refund and revenue is recognized at the time products are delivered to customers.
Discounts provided to customers are accounted for as a reduction of net product revenue.
Net product revenue and other revenue are presented net of taxes collected from customers and remitted to governmental authorities.
The Company had no customers that represented greater than 10% of total revenue during the three and nine months ended September 30, 2017. The vast majority of revenue was generated from sales within the United States.
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
Advertising expense
Advertising expense consists of media and production costs related to print and digital advertising. All advertising is expensed as incurred. Total advertising expenses are included in selling, general and administrative expenses in the condensed consolidated statement of operations, and were approximately $1,158,000 and $3,073,000 for the three and nine months ended September 30, 2017 and approximately $1,154,000 and $2,580,000 for the three and nine months ended September 30, 2016.
Shipping and handling costs
Shipping and handling costs related to the movement of inventory to the Company's co-packer and from the co-packer to the Company's third-party warehousing partner is capitalized as inventory and expensed as a cost of product revenue when revenue is recognized. Shipping and handling costs to move finished goods from the Company's warehousing partner to the Company's third-party fulfillment partner or to customer locations are included in selling, general and administrative expenses in the condensed consolidated statement of operations, and were approximately $64,000 and $145,000 for the three and nine months ended September 30, 2017, and approximately $98,000 and $126,000 for the three and nine months ended September 30, 2016.
Unaudited interim financial information

Certain information and footnote disclosures normally included in the Company’s annual financial statements have been condensed or omitted. Accordingly, these interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the 2016 10-K.

The condensed consolidated financial statements as of September 30, 2017, for the three and nine months ended September 30, 2017 and 2016, and the related information contained within the notes to the condensed consolidated financial statements, are unaudited. The unaudited condensed consolidated financial statements have been prepared on the same basis as annual audited consolidated financial statements, and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of the Company’s condensed consolidated financial position as of September 30, 2017, and the statements of operations, comprehensive loss and cash flows for the three and nine month periods ended September 30, 2017 and 2016. The results for the three and nine months ended September 30, 2017 are not necessarily indicative of results to be expected for the year ending December 31, 2017, or any other future annual or interim periods.
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
Recent accounting pronouncements

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). The ASU provides for a single comprehensive model for use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance. The accounting standard is effective for interim and annual periods beginning after December 15, 2016 with no early adoption permitted. In July 2015, the FASB deferred the effective date of this accounting update to annual periods beginning after December 15, 2017, along with an option to permit early adoption as of the original effective date. The Company is required to adopt the standard in the ASU using one of two acceptable methods: retrospectively to all prior reporting periods presented, with certain practical expedients permitted; or retrospectively with the cumulative effect of initially adopting the ASU recognized at the date of initial application. In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers, Principal versus Agent Considerations (Reporting Revenue Gross versus Net), clarifying the implementation guidance on principal versus agent considerations. Specifically, an entity is required to determine whether the nature of a promise is to provide the specified good or service itself (that is, the entity is a principal) or to arrange for the good or service to be provided to the customer by the other party (that is, the entity is an agent). The determination influences the timing and amount of revenue recognition. The effective date and transition requirements for ASU No. 2016-08 are the same as the effective date and transition requirements for ASU No. 2014-09.

The Company is currently evaluating the adoption impact of the guidance related to the Company's sales of HOTSHOT. The Company plans to adopt the standard retrospectively to all prior reporting periods presented. Based on evaluation of the Company's current revenue streams, the Company does not expect the new guidance to change the total amount of revenue recognized, but may accelerate the timing of when revenue is recognized. The Company expects that the guidance will impact the consolidated statement of operations and balance sheet, but cannot yet quantify those impacts at this time. The Company has completed an initial impact analysis, including reviewing the terms and conditions of its contracts. The Company is in the process of finalizing its accounting policy, and, once finalized, the Company will design and implement necessary changes to processes and controls to allow for proper recognition, presentation and disclosure upon adoption effective in the beginning of fiscal year 2018. The FASB has issued, and may issue in the future, interpretive guidance which may cause the Company's evaluation to change.

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

In March 2016, the FASB issued ASU No. 2016-09 Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. This ASU simplifies the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The guidance is effective for annual reporting periods beginning after December 15, 2016, and interim periods within those annual periods. The Company adopted the new standard on January 1, 2017 and has elected to account for forfeitures as they occur. The change was applied on a modified retrospective basis with a cumulative effect adjustment to increase retained earnings by approximately $2,000, as of January 1, 2017. In addition, upon adoption of the new standard, the Company has additional deferred tax assets related to tax deductions from excess tax benefits related to the exercise of stock options. As a result, the deferred tax assets associated with net operating losses increased by $50,000 in the first quarter of 2017. The amounts are offset by a corresponding increase in the valuation allowance, therefore, there is no net effect on the Company’s results of operations for the three or nine months ended September 30, 2017.

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
The following tables summarize the cash equivalents and marketable securities measured at fair value on a recurring basis as of September 30, 2017 and December 31, 2016:

	Level 1	Level 2	Level 3	Balance as of September 30, 2017
Cash equivalents	$6,326,982	$—	$—	$6,326,982
Marketable securities:
U.S. government agency securities	—	12,481,959	—	12,481,959
Commercial paper	—	6,294,431	—	6,294,431
	$6,326,982	$18,776,390	$—	$25,103,372

	Level 1	Level 2	Level 3	Balance as of December 31, 2016
Cash equivalents	$11,681,074	$—	$—	$11,681,074
Marketable securities:
U.S. government agency securities	—	31,059,491	—	31,059,491
Commercial paper	—	6,081,202	—	6,081,202
Corporate debt securities	—	1,518,240	—	1,518,240
	$11,681,074	$38,658,933	$—	$50,340,007

Cash equivalents and marketable securities have been initially valued at the transaction price and subsequently valued, at the end of each reporting period, utilizing third-party pricing services or other market observable data. The pricing services utilize industry standard valuation models, including both income and market based approaches and observable market inputs to determine value. The majority of the Company's cash equivalents consist of money market funds that are valued based on publicly available quoted market prices for identical securities as of September 30, 2017. After completing its validation procedures, the Company did not adjust or override any fair value carrying amounts as of September 30, 2017.
The carrying amounts reflected in the condensed consolidated balance sheets for cash, accounts receivable, prepaid expenses and other current assets, accounts payable, accrued expenses and other current liabilities approximate their fair values at September 30, 2017 and December 31, 2016, due to their short-term nature.

The Company evaluates transfers between levels at the end of each reporting period. There were no transfers of assets or liabilities between Level 1 and Level 2 during the nine months ended September 30, 2017 or the year ended December 31, 2016. The Company had no financial assets or liabilities that were classified as Level 3 at any time during the nine months ended September 30, 2017 or the year ended December 31, 2016.
4. Cash equivalents and marketable securities
The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents. Cash equivalents as of September 30, 2017 and December 31, 2016 consisted of money market funds.
Marketable securities as of September 30, 2017 consisted of U.S. government agency securities and commercial paper. Marketable securities as of December 31, 2016 consisted of U.S. government agency securities, commercial paper and corporate debt securities. Management determines the appropriate classification of the securities at the time they are acquired and evaluates the appropriateness of such classifications at each balance sheet date. The Company classifies its marketable securities as available-for-sale pursuant to ASC 320, Investments – Debt and Equity Securities. Marketable securities are recorded at fair value, with unrealized gains and losses included as a component of accumulated other comprehensive income (loss) in stockholders’ equity and a component of total comprehensive income (loss) in the condensed consolidated statement of comprehensive income (loss), until realized. Realized gains and losses are included in investment income on a specific-identification basis. There were no realized gains on marketable securities during the three and nine months ended September 30, 2017, and there were immaterial realized gains on marketable securities during the three and nine months ended September 30, 2016.
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
Marketable securities at September 30, 2017 and December 31, 2016 consisted of the following:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
As of September 30, 2017
Current (due within 1 year):
U.S. government agency securities	$12,483,270	$298	$(1,609)	$12,481,959
Commercial paper	6,294,431	—	—	6,294,431
Total	$18,777,701	$298	$(1,609)	$18,776,390

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
As of December 31, 2016
Current (due within 1 year):
U.S. government agency securities	$31,060,710	$2,912	$(4,131)	$31,059,491
Commercial paper	6,081,202	—	—	6,081,202
Corporate debt securities	1,518,635	—	(395)	1,518,240
Total	$38,660,547	$2,912	$(4,526)	$38,658,933

The Company held five and six debt securities that were in an unrealized loss position at September 30, 2017 and December 31, 2016, respectively, all of which have been in a continuous loss position for less than 12 months. The aggregate fair value of debt securities in an unrealized loss position was $9,483,010 and $16,519,620 at September 30, 2017 and December 31, 2016, respectively. There were no individual securities that were in a significant unrealized loss position as of September 30, 2017 or December 31, 2016. The Company evaluated its securities for other-than-temporary impairment and no marketable securities were considered to be other-than-temporarily impaired as of September 30, 2017.
At September 30, 2017 and December 31, 2016, all investments held by the Company were classified as current. Investments classified as current have maturities of less than one year. Investments classified as noncurrent are those that (i) have a maturity greater than one year and (ii) management does not intend to liquidate within the next year, although these funds are available for use and therefore classified as available-for-sale.
5. Inventory
The Company began capitalizing inventory as of March 31, 2016, when it was determined that the inventory had a probable future economic benefit. Inventory has been recorded at cost as of September 30, 2017 and December 31, 2016. Costs capitalized at September 30, 2017 and December 31, 2016 relate to HOTSHOT finished goods, as well as raw materials available to be used for future production runs.
The following table presents inventory:

	September 30, 2017	December 31, 2016
Raw materials	$29,409	$19,888
Finished goods	504,587	434,244
Total inventory	$533,996	$454,132

In the second quarter of 2017, the Company completed a production run of HOTSHOT, and wrote off raw materials purchased for the production run that are not expected to be used in future production runs. In the third quarter of 2017, the Company wrote off expiring finished goods not anticipated to be sold. In 2016, the Company wrote off raw materials purchased for production runs of HOTSHOT that were not expected to be used in future production runs, as well as finished goods not expected to be sold based upon projected sales, estimated product shelf life, the number of units produced and production level requirements.
Write-offs totaled $14,701 and $34,235 for the three and nine months ended September 30, 2017, and $32,734 and $258,684 for the three and nine months ended September 30, 2016, respectively, and were included in cost of product revenue in the accompanying condensed consolidated statement of operations.
The cost of product revenue related to deferred revenue is capitalized and recorded as cost of product revenue at the time the revenue is recognized.
6. Accrued expenses and other current liabilities
Accrued expenses and other current liabilities consisted of the following:

	September 30, 2017	December 31, 2016
Research and development costs	$2,784,448	$938,665
Payroll and employee-related costs	790,518	1,453,665
Professional fees	187,173	153,219
Consumer product-related costs	135,045	42,024
Total	$3,897,184	$2,587,573

7. Common stock
As of September 30, 2017, the Company had authorized 100,000,000 shares of common stock, $0.0001 par value per share. Each share of common stock is entitled to one vote. The holders of common stock are also entitled to receive dividends whenever funds are legally available and when declared by the board of directors. The Company does not intend to declare dividends for the foreseeable future.
Restricted common stock to founders
In March 2014, the Company sold 4,553,415 shares of restricted common stock to the founders of the Company ("recipients"), for $0.0004 per share, for total proceeds of $1,950. In April 2014, based upon anti-dilution provisions granted to the founders, an additional 867,314 shares of restricted common stock were sold to the same founders, after which the anti-dilution provisions were terminated. The restricted common stock vested 25% upon issuance, and the remaining 75% vests ratably over four years, during which time the Company has the right to repurchase the unvested shares held by a recipient if the relationship between such recipient and the Company ceases. If the relationship terminates, the Company has 90 days to repurchase unvested shares at $0.0004 per share. Such shares are not accounted for as outstanding until they vest. There were 4,996,999 shares of restricted common stock outstanding as of September 30, 2017. Unvested restricted common stock awards to non-employees are re-measured at each vest date and each financial reporting date.
The following is a summary of restricted common stock activity:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2016	1,185,958	$0.10
Issued	—	—
Vested	(762,228)	0.10
Forfeited	—	—
Unvested at September 30, 2017	423,730	$0.10

Restricted common stock to consultants
In 2016, the Company issued 18,194 shares of restricted common stock to non-employee consultants and advisors. The Company has the right to repurchase any unvested shares held by a recipient if the relationship between such recipient and the Company ceases. If the relationship terminates, the Company has 90 days to repurchase unvested shares at $0.0001 per share. Such shares are not accounted for as outstanding until they vest. There were 11,485 shares of restricted common stock issued to consultants outstanding as of September 30, 2017. Unvested restricted common stock awards to non-employees are re-measured at each vest date and each financial reporting date.
The following is a summary of restricted common stock activity:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2016	10,834	$9.72
Issued	—	—
Vested	(4,125)	8.95
Forfeited	—	—
Unvested at September 30, 2017	6,709	$10.19

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
In January 2015, the Company's board of directors adopted, and the Company's stockholders approved, the 2015 Equity Incentive Plan (the "2015 Plan"), which became effective immediately prior to the closing of the Company's IPO. The 2015 Plan provides for the grant of ISOs, nonstatutory stock options, restricted stock awards, restricted stock units, stock appreciation rights, performance-based stock awards and other stock-based awards. Additionally, the 2015 Plan provides for the grant of performance-based cash awards. ISOs may be granted only to the Company's employees. All other awards may be granted to the Company's employees, including officers, and to non-employee directors and consultants. As of September 30, 2017, there were 738,248 shares remaining available for the grant of stock awards under the 2015 Plan.
The Company has awarded stock options to its employees, directors, advisors and consultants, pursuant to the plans described above. Stock options subsequent to the completion of the Company's IPO are granted with an exercise price equal to the closing market price of the Company's common stock on the date of grant. Stock options generally vest over one to four years and have a contractual term of ten years. Stock options are valued using the Black-Scholes option pricing model and compensation cost is recognized based on the resulting value over the service period. Unvested awards to non-employees are re-measured at each vest date and at each financial reporting date. The following table summarizes stock option activity for employees and non-employees for the nine months ended September 30, 2017:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2016	2,156,250	$8.66	7.94	$1,605,684
Granted	1,018,500	4.23
Exercised	(1,226)	1.67
Cancelled or forfeited	(471,602)	9.37
Outstanding at September 30, 2017	2,701,922	$6.87	7.60	$731,233
Exercisable at September 30, 2017	1,359,109	$7.49	6.40	$610,027
Vested or expected to vest at September 30, 2017	2,701,922	$6.87	7.60	$731,233

Total stock-based compensation expense recognized for employee and non-employee restricted common stock, and stock options granted to employees and non-employees is included in the Company's condensed consolidated statement of operations as follows:

	Three Months Ended September 30, 2017	Three Months Ended September 30, 2016	Nine Months Ended September 30, 2017	Nine Months Ended September 30, 2016
Research and development	$386,636	$783,603	$1,172,655	$2,063,764
Selling, general and administrative	618,145	1,076,985	2,094,224	3,303,306
Total	$1,004,781	$1,860,588	$3,266,879	$5,367,070

As of September 30, 2017, there was approximately $5,801,434 of total unrecognized compensation cost related to unvested equity awards. Total unrecognized compensation cost will be adjusted for the re-measurement of non-employee awards as well as future changes in employee and non-employee forfeitures, if any. The Company expects to recognize that cost over a remaining weighted-average period of 2.30 years.
Employee stock purchase plan
In 2015, the Company's board of directors adopted, and the Company's stockholders approved, the 2015 Employee Stock Purchase Plan (the "ESPP"). As of September 30, 2017, no shares of common stock have been purchased under the ESPP.
9. Income taxes
Deferred tax assets and deferred tax liabilities are recognized based on temporary differences between the financial reporting and tax basis of assets and liabilities using statutory rates. A valuation allowance is recorded against deferred tax assets if it is more likely than not that some or all of the deferred tax assets will not be realized. Based upon the Company's history of operating losses and the uncertainty surrounding the realization of the favorable tax attributes in future tax returns, the Company has recorded a full valuation allowance against the Company’s otherwise recognizable net deferred tax assets. There was no significant income tax provision or benefit for the three or nine months ended September 30, 2017 or 2016.

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
The following potentially dilutive securities outstanding, prior to the use of the treasury stock method or if-converted method, have been excluded from the computation of diluted weighted-average shares outstanding for the periods indicated, because including them would have had an anti-dilutive impact:

	September 30, 2017	September 30, 2016
Options to purchase common stock	2,701,922	2,320,247
Unvested restricted common stock	430,439	1,452,243
Total	3,132,361	3,772,490

11. Segment Information
The Company operates as two reportable segments:

•	The Consumer Operations segment, which reflects the total revenue and costs and expenses related to HOTSHOT and the Company's consumer operations.

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
Information for the Company's reportable segments for the three months ended September 30, 2017 and 2016 are as follows:

Three Months Ended September 30, 2017	Consumer Operations	Drug Development	Corporate	Consolidated
Total revenue	$413,601	—	—	$413,601
Interest income, net	$—	—	77,339	$77,339
Loss from operations	$2,323,919	4,683,533	2,402,000	$9,409,452

Three Months Ended September 30, 2016	Consumer Operations	Drug Development	Corporate	Consolidated
Total revenue	$599,074	—	—	$599,074
Interest income, net	$—	—	97,726	$97,726
Loss from operations	$2,690,601	5,550,853	2,493,766	$10,735,220
Information for the Company's reportable segments for the nine months ended September 30, 2017 and 2016 are as follows:

Nine Months Ended September 30, 2017	Consumer Operations	Drug Development	Corporate	Consolidated
Total revenue	$991,671	—	—	$991,671
Interest income, net	$—	—	227,535	$227,535
Loss from operations	$7,072,225	12,472,149	7,088,292	$26,632,666

Nine Months Ended September 30, 2016	Consumer Operations	Drug Development	Corporate	Consolidated
Total revenue	$711,759	—	—	$711,759
Interest income, net	$—	—	308,877	$308,877
Loss from operations	$8,461,803	15,517,670	7,922,492	$31,901,965

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
Results of Operations - An analysis of our financial results comparing the three and nine months ended September 30, 2017 to the three and nine months ended September 30, 2016.
Liquidity and Capital Resources - An analysis of changes in our condensed consolidated balance sheets and cash flows, and discussion of our financial condition and potential sources of liquidity.
Critical Accounting Policies and Significant Judgments and Estimates - A discussion of critical accounting policies and those that require us to make subjective estimates and judgments.
Overview
We are a biotechnology company that is developing innovative and proprietary treatments for muscle cramps and spasticity associated with severe neurological conditions and exercise-associated muscle cramps. In August 2017, we initiated a Phase 2 clinical trial in the United States of our lead drug product candidate, FLX-787, in patients with motor neuron disease, or MND, primarily with amyotrophic lateral sclerosis, or ALS, who suffer from cramps. We also initiated an additional Phase 2 clinical trial in October 2017 in patients with Charcot-Marie-Tooth disease, or CMT, who suffer from cramps. FLX-787 is currently in an exploratory Phase 2 spasticity study in Australia in patients with multiple sclerosis, or MS. In 2016, we launched our consumer product, HOTSHOT®, to prevent and treat exercise-associated muscle cramps, or EAMCs.
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
We have incurred an operating loss since our inception and we anticipate that we will continue to incur operating losses for at least the next several years. Our net loss was $9.3 million and $26.4 million for the three and nine months ended September 30, 2017, respectively, and $10.6 million and $31.6 million for the three and nine months ended September 30, 2016, respectively. Our accumulated deficit was $103.1 million as of September 30, 2017. To date, we have financed our operations with net proceeds from the private placement of our preferred stock and our initial public offering. We expect to continue incurring significant research and development expenses related to the development of our drug product candidates and significant selling, general and administrative expenses as we continue to commercialize HOTSHOT. As a result, we will need additional capital to fund our future operations.
Recent Developments
Management and Board of Directors Update

In June 2017, we announced that William McVicar, Ph.D., our recently appointed President of Research and Development, had been appointed our interim President and Chief Executive Officer and in July 2017, we announced that Dr. McVicar had been appointed as our permanent President and Chief Executive Officer. Dr. McVicar replaced Christoph Westphal, M.D., Ph.D., who is a director on our Board of Directors. Prior to joining the Company, Dr. McVicar served in various leadership roles at Inotek Pharmaceuticals Corporation, most recently as its Executive Vice President and Chief Scientific Officer.

In October 2017, we announced that Roger Tung, Ph.D. had been added to our Board of Directors. Dr. Tung is the scientific co-founder of Concert Pharmaceuticals, where he serves as President and Chief Executive Officer. Prior to Concert, Dr. Tung was a founding scientist at Vertex, a pharmaceutical company.

Regulatory Update

In July 2017, we announced that the U.S. Food and Drug Administration, or FDA, granted Fast Track designation for the development of FLX-787 to treat severe muscle cramps in patients with ALS. Fast Track designation allows for a more frequent dialogue throughout the drug development and review process with the Neurology Division at the FDA on our drug development plan, data requirements and clinical trial design.

ALS Clinical Trials Update

In August 2017, we announced the initiation of a Phase 2 clinical trial in the United States, referred to as the COMMEND trial. The COMMEND trial is designed to evaluate FLX-787 in patients with MND, focused on ALS, who suffer from cramps. This randomized, controlled, double-blinded, parallel design trial will include a run-in period to establish a baseline in cramp frequency. Patients will then be randomized to 30 mg of FLX-787 administered three times a day, or to a control, for 28 days. Patients will be evaluated for changes in cramp frequency as the primary endpoint, with a number of secondary endpoints. We expect to report topline results from this clinical trial in the third quarter of 2018.

Due to the challenge of enrolling ALS patients in Australia, and a greater priority placed on the completion of the COMMEND trial, in July 2017 we announced that we had stopped our ongoing ALS exploratory study in Australia after 12 patients had been randomized.

In November 2017, we announced topline data from the ALS study in Australia. The study was a randomized, blinded, placebo-controlled Phase 2 clinical trial that originally planned to enroll up to 60 subjects with ALS or primary lateral sclerosis, or PLS, with frequent muscle cramps in Australia. The trial included a 14-day run-in period with no treatment to establish baseline characteristics, followed by treatment periods during which patients received FLX-787 or placebo in the first 14-day treatment period before “crossing-over” to the other treatment for an additional 14-day treatment period. Patients were given 19 mg of FLX-787, formulated as an orally disintegrating tablet, ODT, or placebo control, two or three times daily. The exploratory study was designed to evaluate a number of endpoints relating to cramping frequency, cramp-associated pain, spasticity, stiffness, global impression of change by the patient and the clinician, quality of life, sleep and safety.

In the eight patients who completed the trial per protocol, FLX-787 demonstrated a statistically significant (p<0.05) percentage reduction from baseline in both cramp-associated pain intensity and stiffness, relative to placebo control, based on daily patient assessments by Numerical Rating Scale (NRS). Strong and consistent trends were demonstrated on multiple endpoints, including: percentage reduction in the number of cramps from baseline (p=0.08), increase in cramp free days from baseline (p=0.09), and improvements on both the Patient (PGIC; p=0.06) and Clinician (CGIC; p=0.06) Global Impression of Change. FLX-787 was generally well tolerated.

In the patients completing both cross-over periods per protocol:

•	FLX-787 showed a median 31% reduction in cramps from baseline versus 0.1% reduction for patients while on placebo control;

•	Patients had a median 4.4 cramp free days versus 0 for placebo control;

•	Patients evaluated themselves as improved with FLX-787 treatment 50% of the time versus 12.5% with placebo control (PGIC); and

•	Clinicians blinded to treatments evaluated 50% of patients as improved with FLX-787 versus 0% for placebo control (CGIC).

In a post-hoc analysis, we analyzed the Period 1 and Period 2 results of all patients randomized in the trial and believe the cross-over results are not driven by a cross-over bias or unblinding effect.

Clinically-assessed baseline spasticity levels as measured by either the Modified Ashworth or Tardieu scales were minimal across patients, and were not consistent with the observed patient-reported spasticity treatment differences.

We believe the data from our Australian study provides the first clinical evidence that FLX-787 has an effect in patients with underlying neurological disease and demonstrates the utility of chemical neurostimulation in treating symptoms arising from motor neuron hyperexcitability.

Additional Clinical Development Update

In October 2017, we announced the initiation of a Phase 2 clinical trial in patients that suffer from cramps associated with CMT, referred to as the COMMIT trial. The COMMIT trial is designed to evaluate FLX-787 in patients with CMT who suffer from cramps. This randomized, controlled, double-blinded, parallel design trial in the United States will include a run-in period to establish a baseline in cramp frequency. Patients will then be randomized to 30 mg of FLX-787 administered three times a day or to a control, for 28 days. Patients will be evaluated for changes in cramp frequency as the primary endpoint, with a number of secondary endpoints. We expect to report topline results from this clinical trial in the third quarter of 2018.

In November 2017, we announced that we were expanding the development of FLX-787 to additional indications, such as dysphagia, or difficulty swallowing, in patients with severe neurological disorders, as well as cramping in renal dialysis. We plan to begin clinical development in each indication during 2018.
Components of Operating Results
Revenue
Revenue is comprised of net product revenue and other revenue. Net product revenue includes sales of HOTSHOT finished goods to e-commerce customers, specialty retailers and sports teams, including professional and collegiate teams. Other revenue consists of payments made by customers for expedited shipping and handling. Revenue is recognized when persuasive evidence of an arrangement exists, delivery of the product has occurred, the sales price is fixed or determinable and collectibility is reasonably assured. For sales through September 30, 2016, we issued refunds to e-commerce customers, upon request, within 21 days of shipment. When we began selling HOTSHOT on a third-party e-commerce website in October 2016, the refund period and related deferral period increased, as we began offering refunds to e-commerce customers, upon request, within 30 days of delivery, for purchases subsequent to September 30, 2016. As we currently do not have adequate history to accurately estimate refunds, all e-commerce sales, and their related costs, are deferred and revenue is recognized once the refund period lapses. Specialty retailers and sports teams are not offered a right of return or refund and revenue is recognized at the time products are delivered to these customers. Discounts provided to customers are accounted for as a reduction of net product revenue. Total revenue is presented net of any taxes collected from customers and remitted to governmental authorities.

When purchasing via our branded website, customers may purchase HOTSHOT in packs of 6 or 12 bottles and are offered a first-time purchase discount for a 6 pack. We expect that a significant portion of our total revenue will continue to be generated through our branded website. We also sell HOTSHOT via third-party e-commerce websites, including a retailer that offers international shipping. Generally, we realize higher revenue per bottle from our own e-commerce sales as opposed to third-party website, sports teams and specialty retailer sales. HOTSHOT is generally sold to specialty retailers and sports teams in multi-pack cases.

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

In addition, the probability of success for each drug product candidate will depend on numerous factors, including competition, product safety and efficacy, patent protection, manufacturing capability and commercial viability. We will determine which programs to pursue and how much to fund each program in response to the scientific and clinical success of our drug product candidates, as well as an assessment of each product candidate's commercial potential.

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
Results of Operations
Three Months Ended September 30, 2017 Compared to the Three Months Ended September 30, 2016
The following table sets forth the condensed consolidated results of our operations, including information related to our Consumer Operations and Drug Development segments, for the three months ended September 30, 2017 compared to the three months ended September 30, 2016.

	Three Months Ended September 30, 2017	Three Months Ended September 30, 2016	Change
			$	%
Net product revenue	$407,241	$586,134	$(178,893)	(31)%
Other revenue	6,360	12,940	(6,580)	(51)%
Total revenue	413,601	599,074	(185,473)	(31)%
Costs and expenses:
Cost of product revenue	148,756	221,090	(72,334)	(33)%
Research and development	4,739,360	5,665,357	(925,997)	(16)%
Selling, general and administrative	4,934,937	5,447,847	(512,910)	(9)%
Total costs and expenses	9,823,053	11,334,294	(1,511,241)	(13)%
Loss from operations	(9,409,452)	(10,735,220)	1,325,768	(12)%
Interest income, net	77,339	97,726	(20,387)	(21)%
Net loss	$(9,332,113)	$(10,637,494)	$1,305,381	(12)%

Total Revenue
Our Consumer Operations segment generated all of our revenue during the three months ended September 30, 2017, totaling $0.4 million as compared to $0.6 million for the three months ended September 30, 2016, through sales of HOTSHOT and expedited shipping and handling purchases. Revenue was driven by our HOTSHOT marketing, sales and promotional efforts, including our print and digital media campaigns, public relation efforts, field marketing efforts, other sales and promotional activities. Revenue for the three months ended September 30, 2016 was also driven by our HOTSHOT launch related activities.

Sales via e-commerce represented approximately 80% of our total revenue for the three months ended September 30, 2017 compared to 93% for the three months ended September 30, 2016. E-commerce revenue decreased as a percentage of total revenue in the comparative periods due to an increase in specialty retailer and sports team revenue in 2017.

During the three months ended September 30, 2017, we sold approximately 87,000 bottles of HOTSHOT at an average total revenue per bottle of $4.75, compared to 123,000 bottles at an average total revenue per bottle of $4.87 during the three months ended September 30, 2016. The decrease in average total revenue per bottle is due to various price promotions that were offered to customers during the third quarter of 2017 to attract new and repeat customers. The decrease in volume of bottles sold in the comparative periods was due to launch related media coverage received in 2016 that drove a significant amount of revenue in the three months ended September 30, 2016.
Cost of Product Revenue
All costs of product revenue are recorded by our Consumer Operations segment and relate to the production and sale of HOTSHOT. Cost of product revenue was $0.1 million for the three months ended September 30, 2017 and $0.2 million for the three months ended September 30, 2016, and included the cost of HOTSHOT sold, royalty expense, inventory write-offs, and depreciation expense related to manufacturing equipment purchased to support production which totaled approximately $35,000 for each quarter. Write-offs for the three months ended September 30, 2017 totaled approximately $14,700 and relate to finished goods with a 12 month product shelf life not expected to be sold due to expiration during the fourth quarter of 2017. The inventory produced during the second quarter of 2017 has a 30 month product shelf life. Write-offs for the three months ended September 30, 2016 totaled approximately $32,700, related to production fees for finished goods from the first production run of HOTSHOT that were not expected to be sold based upon projected sales, a 12 month product shelf life, the number of units produced and production level requirements.

Research and Development Expenses

Our Drug Development segment incurred the majority of our research and development expenses, which were $4.7 million for the three months ended September 30, 2017 compared to $5.7 million for the three months ended September 30, 2016. The 16% decrease of $0.9 million was primarily related to:

•
$0.5 million decrease in the level of clinical activities compared to 2016, related primarily to prior year studies of our extract formulation, studies to identify our drug product candidate, IND-supporting pre-clinical activities and decreased manufacture of drug substance, partially offset by increases related to startup, formulation and production costs for our FLX-787 Phase 2 clinical trials in the United States; and

•
$0.4 million decrease in stock-based compensation expense, related primarily to the revaluation of non-employee awards and option grants at lower valuations than the prior year due to decreased stock price.

Selling, General and Administrative Expenses
Selling, general and administrative includes expenses that are incurred by our Consumer Operations segment as well as corporate and unallocated amounts that do not relate to a reportable segment. Selling, general and administrative costs were $4.9 million for the three months ended September 30, 2017 compared to $5.4 million for the three months ended September 30, 2016. The 9% decrease of $0.5 million was primarily related to:

•
$0.5 million decrease in stock-based compensation expense, related primarily to the revaluation of non-employee awards and option grants at lower valuations than the prior year due to decreased stock price, as well as a stock option award modification in the prior year;

•	$0.3 million decrease related to salaries and benefits as Consumer Operations and corporate headcount decreased from the prior year;

•
$0.2 million of increased costs within our Consumer Operations segment related to event sponsorships and sampling of HOTSHOT, offset by a decrease in media spend related to launch activities in the prior year; and

•	$0.1 million in increased corporate professional costs, mainly related to legal costs for clinical site contracts for our FLX-787 Phase 2 trials in the United States.
Loss from Operations
Our consolidated loss from operations for the three months ended September 30, 2017 totaled $9.4 million. Of this total, $2.3 million of the operating loss was incurred by our Consumer Operations segment, $4.7 million was incurred by our Drug Development segment and the remaining $2.4 million related to corporate and unallocated costs. The operating loss incurred by the Consumer Operations segment was primarily driven by marketing, sales and promotional costs related to HOTSHOT, and personnel-related expenses, including stock-based compensation. These costs were slightly offset by the total revenue generated from HOTSHOT sales in the third quarter of 2017. The operating loss incurred by the Drug Development segment relates to costs incurred for FLX-787 formulation and production and clinical study costs, other clinical study activities and personnel-related expenses, including stock-based compensation.
Interest Income, net
Interest income, net, decreased by $20,387 in the three months ended September 30, 2017 compared to the three months ended September 30, 2016 as we had by lower available cash to invest.
Nine Months Ended September 30, 2017 Compared to the Nine Months Ended September 30, 2016
The following table sets forth the condensed consolidated results of operations, including information related to our Consumer Operations and Drug Development segments, for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016.

	Nine Months Ended September 30, 2017	Nine Months Ended September 30, 2016	Change
			$	%
Net product revenue	$978,221	$698,819	$279,402	40%
Other revenue	13,450	12,940	510	4%
Total revenue	991,671	711,759	279,912	39%
Costs and expenses:
Cost of product revenue	373,187	529,041	(155,854)	(29)%
Research and development	12,730,554	16,147,357	(3,416,803)	(21)%
Selling, general and administrative	14,520,596	15,937,326	(1,416,730)	(9)%
Total costs and expenses	27,624,337	32,613,724	(4,989,387)	(15)%
Loss from operations	(26,632,666)	(31,901,965)	5,269,299	(17)%
Interest income, net	227,535	308,877	(81,342)	(26)%
Net loss	$(26,405,131)	$(31,593,088)	$5,187,957	(16)%

Total Revenue
Our Consumer Operations segment generated all of our revenue during the nine months ended September 30, 2017, totaling $1.0 million, as compared to $0.7 million for the nine months ended September 30, 2016 through sales of HOTSHOT and expedited shipping and handling purchases. HOTSHOT launched in the second quarter of 2016. Revenue was driven by our HOTSHOT marketing, sales and promotional efforts, including our print and digital media campaign, public relation efforts, field marketing efforts and other sales and promotional activities.

Sales via e-commerce represented approximately 82% of our total revenue for the nine months ended September 30, 2017 compared to 92% for the nine months ended September 30, 2016. E-commerce revenue decreased as a percentage of total revenue in the comparative periods due to an increase in specialty retailer and sports team revenue in 2017.

During the nine months ended September 30, 2017, we sold approximately 222,000 bottles of HOTSHOT at an average total revenue per bottle of $4.47, compared to 147,000 bottles at an average total revenue per bottle of $4.84 during the nine months ended September 30, 2016. The decrease in average total revenue per bottle is due to various price promotions that were offered to customers during 2017 to attract new and repeat customers. The increase in the number of bottles sold was a result of HOTSHOT being on the market for all of 2017 to date, while available in 2016 from its June launch date.
Cost of Product Revenue
All costs of product revenue are recorded by our Consumer Operations segment and relate to the production and sale of HOTSHOT. Cost of product revenue was $0.4 million for the nine months ended September 30, 2017 compared to $0.5 million for the nine months ended September 30, 2016. Cost of product revenue during the nine months ended September 30, 2017 includes the cost of HOTSHOT sold, royalty expense, inventory write-offs of approximately $34,200 related to certain raw materials that are not expected to be used in future production runs and expiring finished goods, and depreciation expense of approximately $0.1 million related to manufacturing equipment used to support production. Cost of product revenue during the nine months ended September 30, 2016 included the cost of HOTSHOT sold, royalty expense, inventory write-offs of $0.3 million related to HOTSHOT finished goods that were not expected to be sold and depreciation expense of approximately $80,000.

Research and Development Expenses
Our Drug Development segment incurred the majority of our research and development expenses, which were $12.7 million for the nine months ended September 30, 2017 compared to $16.1 million for the nine months ended September 30, 2016. The 21% decrease of $3.4 million was primarily related to:

•
$2.2 million decrease in clinical activities and related work, primarily related to studies completed in the prior year or ramping down in the current year, such as the submission of our IND, identification of our drug product candidate and development of our drug substance, offset by startup, formulation and production costs for our FLX-787 Phase 2 clinical trials and other related studies in the United States, which commenced in 2017;

•
$0.9 million decrease in stock-based compensation expense, related primarily to the revaluation of non-employee awards and option grants at lower valuations than the prior year due to decreased stock price;

•	$0.3 million decrease related to salaries and benefits as research and development personnel changed from the prior year;

•	$0.2 million decrease related to our Consumer Operations segment, related to formulation of our HOTSHOT product in prior year;

•	$0.1 million increase in consulting related expenses to supplement our Drug Development personnel; and

•	$0.1 million increase in rent expense due to entering into a new lease agreement for our current corporate headquarters.
Selling, General and Administrative Expenses
Selling, general and administrative includes expenses that are incurred by our Consumer Operations segment as well as corporate and unallocated amounts that do not relate to a reportable segment. Selling, general and administrative expenses were $14.5 million for the nine months ended September 30, 2017 compared to $15.9 million for the nine months ended September 30, 2016. The 9% decrease of $1.4 million was primarily related to:

•
$1.2 million decrease in stock-based compensation expense, related primarily to the revaluation of non-employee awards and option grants at lower valuations than the prior year due to decreased stock price, as well as a stock option award modification in the prior year;

•	$0.7 million decrease related to salaries and benefits, as Consumer operations and corporate headcount decreased from the prior year;

•	$0.4 million decrease in external consulting costs within our Consumer Operations segment due to decreased use of consultants;

•	$0.1 million decrease in HOTSHOT sampling costs;

•	$0.5 million of increased costs within our Consumer Operations segment for HOTSHOT print and digital media campaigns, as well as our branded website;

•	$0.3 million increase in consulting expenses to supplement our corporate personnel;

•
$0.1 million increase in rent expense due to the termination of our lease agreement at our office in New York, NY, as well as increase in rent expense due to entering into a new lease agreement for our current corporate headquarters; and

•	$0.1 million increase related to nine months of distribution costs for HOTSHOT sales in 2017, as the product launched during the second quarter of 2016.
Loss from Operations
Our consolidated loss from operations for the nine months ended September 30, 2017 totaled $26.6 million. Of this total, $7.1 million of the operating loss was incurred by our Consumer Operations segment, $12.5 million was incurred by our Drug Development segment and the remaining $7.1 million related to corporate and unallocated costs. The operating loss incurred by the Consumer Operations segment was driven by sales, marketing, promotional and distribution costs related to HOTSHOT, and personnel-related expenses, including stock-based compensation. These costs were slightly offset by the total revenue generated from HOTSHOT sales during the nine months ended September 30, 2017. The operating loss incurred by the Drug Development segment relates to costs incurred for FLX-787 formulation, production and clinical study costs, other clinical study activities and personnel-related expenses, including stock-based compensation, as well as consulting costs.
Interest Income, net
Interest income, net, decreased by 81,342 in the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016 as we had lower available cash to invest.

Liquidity and Capital Resources
Overview
Since inception, we have incurred an operating loss and we anticipate that we will continue to incur operating losses for at least the next several years. To date, we have financed our operations through private placements of equity securities and our IPO, which we completed in February 2015, and have generated limited revenue from sales of HOTSHOT. We expect to continue incurring significant research and development expenses related to the development of our drug product candidates and significant selling, general and administrative expenses as we continue to commercialize HOTSHOT. As a result, we will need additional capital to fund our operations, which we may raise through a combination of equity offerings, debt financings, other third-party funding, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements.
Sources of Liquidity
At September 30, 2017, we had $35.6 million of working capital and our cash, cash equivalents and marketable securities totaled $38.9 million, which were held in bank deposit accounts, money market funds, U.S. government agency securities and commercial paper. Our cash, cash equivalents and marketable securities balance decreased during the nine months ended September 30, 2017, due primarily to our net loss incurred.
Cash Flows

	Nine Months Ended September 30, 2017	Nine Months Ended September 30, 2016
Net cash (used in) provided by:
Operating activities	$(22,093,488)	$(25,753,337)
Investing activities	19,827,530	(13,125,863)
Financing activities	2,047	22,096
Net increase (decrease) in cash and cash equivalents	$(2,263,911)	$(38,857,104)

Operating Activities
Net cash used in operating activities for the nine months ended September 30, 2017 was $22.1 million, a decrease of $3.7 million compared to the same period in the prior year. The use of cash for the nine months ended September 30, 2017 was primarily related to our net loss for the period of $26.4 million, offset by non-cash charges for stock-based compensation expense of $3.3 million, depreciation expense of $0.3 million and a cash inflow of $0.8 million from changes in operating assets and liabilities.
The $0.8 million cash inflow from changes in operating assets and liabilities was driven primarily by inflows from increases in accrued expenses and other current liabilities, and deferred rent. The increases in accrued expenses and other current liabilities relate to the timing of payments, primarily related to clinical trial startup activities for our FLX-787 Phase 2 clinical trials in the United States. The increase in deferred rent is due to signing a direct lease for our corporate headquarters through 2019. These inflows were offset by outflows primarily from an increase in prepaid expenses and other current assets and restricted cash and a decrease in accounts payable. The increase in prepaid expenses and other current assets relates to the timing of payments for insurance policies. The increase in restricted cash relates to a letter of credit established for the direct lease of our corporate headquarters. The letter of credit for our previous sublease of the office space was not released until October 2017. The decrease in accounts payable related to the timing of payments at December 31, 2016 compared to September 30, 2017.
Net cash used in operating activities for the nine months ended September 30, 2016 totaled $25.8 million and was primarily related to our net loss for the period of $31.6 million, offset by total non-cash charges of $5.6 million, including stock-based compensation expense of $5.4 million, depreciation expense of $0.2 million and amortization and accretion on investments of $0.1 million.
Investing Activities

Net cash provided by (used in) investing activities for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016, increased $33.0 million, primarily related to a $32.5 million increase in net purchases and sales of marketable securities. Property and equipment acquisitions decreased $0.4 million, which primarily related to prior year activity of manufacturing equipment purchased to produce HOTSHOT and development of our branded website for HOTSHOT.
Financing Activities
Net cash provided by financing activities for the nine months ended September 30, 2017 did not change significantly compared to the nine months ended September 30, 2016. Cash provided by financing activities during the nine months ended September 30, 2017 and 2016 totaled $2,047 and $22,096, respectively, and related to proceeds from exercises of common stock.
As of September 30, 2017, we had no long-term debt.
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
In January 2017, we signed a lease agreement for our corporate headquarters in Boston, MA. Our sublease for this office space terminated on August 31, 2017, following which time we leased the same location from September 1, 2017 until August 31, 2019. This lease resulted in an aggregate increase to future minimum lease payments of $933,186 through 2019.
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

The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates. As of September 30, 2017, we had cash, cash equivalents and marketable securities of $38.9 million. We invest our cash in a variety of financial instruments, principally money market funds, U.S. government securities, investment-grade corporate notes and commercial paper. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Available-for-sale securities that we invest in are subject to interest rate risk and may fall in value if market interest rates increase. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our portfolio.

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

As of September 30, 2017, we have evaluated, under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon our evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

During the nine months ended September 30, 2017, there was no significant change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits
EXHIBIT INDEX

Exhibit number		Description of Document

3.1	(1)	Amended and Restated Certificate of Incorporation of the Registrant.

3.2	(2)	Amended and Restated Bylaws of the Registrant.

4.1	(3)	Form of Common Stock Certificate of the Registrant.

4.2	(4)	Amended and Restated Investors' Rights Agreement, dated July 23, 2014, by and among the Company and certain of its stockholders.

10.1	(5)+	Amendment to Executive Employment Agreement, effective as of July 6, 2017, by and between the Registrant and William McVicar

10.2	+	Amended and Restated Executive Employment Agreement, effective as of August 1, 2017, by and between the Registrant and William McVicar

31.1		Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

31.2		Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

32.1		Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(b) or 15d-14(b) of the Exchange Act and 18 U.S.C. Section 1350.

101
The following materials from Flex Pharma, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, formatted in XBRL (eXtensible Business Reporting Language):(i) Unaudited Condensed Consolidated Balance Sheets, (ii) Unaudited Condensed Consolidated Statements of Operations (iii) Unaudited Condensed Consolidated Statements of Comprehensive Loss, (iv) Unaudited Condensed Consolidated Statements of Cash Flows, and (v) Notes to Unaudited Condensed Consolidated Financial Statements.

+ Indicates management contract or compensatory plan.
(1) Incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K (File No. 001-36812), filed with the SEC on February 9, 2015.
(2) Incorporated by reference to Exhibit 3.2 to the Registrant's Current Report on Form 8-K (File No. 001-36812), filed with the SEC on February 9, 2015.
(3) Incorporated by reference to Exhibit 4.1 to the Registrant's Registration Statement on Form S-1 (File No. 333-201276), as amended, filed with the SEC on January 13, 2015.
(4) Incorporated by reference to the Registrant's Registration Statement on Form S-1 (File No. 333-201276), filed with the SEC on December 29, 2014.
(5) Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 001-36812), filed with the SEC on July 11, 2017.

SIGNATURES
Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FLEX PHARMA, INC.

		By:	/s/ William McVicar
William McVicar, Ph.D. President and Chief Executive Officer (Principal Executive Officer)

		By:	/s/ John McCabe
John McCabe Chief Financial Officer (Principal Financial and Accounting Officer)
Date:	November 6, 2017