Form 10-K
period 2017-12-31
Flex Pharma, Inc.
filed 2018-03-07
CIK 1615219

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2017
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

William McVicar, Ph.D.
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
(Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-accelerated Filer ☐	Smaller Reporting Company ☒	Emerging Growth Company ☒
(Do not check if a smaller reporting company)
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐ No ☒
      As of June 30, 2017, the last day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the Common Stock held by non-affiliates of the registrant was approximately $39.7 million, based on the closing price of the registrant’s common stock on June 30, 2017.
As of March 2, 2018, there were 17,972,166 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement relating to its 2018 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

FLEX PHARMA, INC.
2017 ANNUAL REPORT ON FORM 10-K

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K, or Annual Report, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact are "forward-looking statements" for purposes of this Annual Report. In some cases, you can identify forward-looking statements by terminology such as "anticipate," "believe," "could," "estimate," "expects," "intend," "may," "plan," "potential," "predict," "project," "should," "will," "would" or the negative of those terms, and similar expressions. Forward-looking statements include, but are not limited to, statements about:

•	the success, cost and timing of our clinical trials;

•	the expected benefits and growth potential of HOTSHOT;

•	our ability to obtain and maintain regulatory approval of our drug product candidates, and any related restrictions, limitations, and/or warnings in the label of an approved drug product candidate;

•	our ability to obtain funding for our operations, including funding necessary to complete clinical development and file a new drug application for drug product candidates;

•	any potential impact from the announcement that we are conducting a review of strategic alternatives for our consumer business segment;

•	our ability to expand the sales of our consumer product;

•	our plans to develop our drug product candidates;

•	our ability to attract collaborators with development, regulatory and commercialization expertise;

•	the size and growth potential of the markets for our consumer product and our drug product candidates, and our ability to serve those markets;

•	our ability to develop sales and marketing capabilities, whether alone or with potential future collaborators;

•	the rate and degree of market acceptance of our consumer product and our drug product candidates;

•	regulatory developments in the United States and foreign countries;

•	the performance of our third-party suppliers and manufacturers;

•	the success of competing therapies that are, or become, available;

•	the loss of key scientific or management personnel;

•	our expectations regarding the period during which we qualify as an emerging growth company under the Jumpstart Our Business Startups Act;

•	the accuracy of our estimates regarding expenses, future revenue, capital requirements and needs for additional financing; and

•	our expectations regarding our ability to obtain and adequately maintain sufficient intellectual property protection for our consumer product and drug product candidates.
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

This Annual Report also contains estimates, projections and other information concerning our industry, our business and the markets for certain drugs and consumer products, including data regarding the estimated size of those markets, their projected growth rates and the incidence of certain medical conditions. Information that is based on estimates, forecasts, projections or similar methodologies is inherently subject to uncertainties and actual events or circumstances may differ materially from events and circumstances reflected in this information. Unless otherwise

i

expressly stated, we obtained these industry, business, market and other data from reports, research surveys, studies and similar data prepared by third parties, industry, medical and general publications, government data and similar sources. In some cases, we do not expressly refer to the sources from which these data are derived.

Except where the context otherwise requires, in this Annual Report, "we," "us," "our" and the "Company" refer to Flex Pharma, Inc. and, where appropriate, its consolidated subsidiaries. Flex Innovation Group LLC, a Delaware limited liability company, or Flex Innovation, is a wholly owned subsidiary of the Company that contains the Company’s consumer-related operations. This Annual Report contains references to our trademarks and to trademarks belonging to other entities, including Flex Innovation. Solely for convenience, trademarks and trade names referred to in this Form 10-K, including logos, artwork and other visual displays, may appear without the ® or TM symbols, but such references are not intended to indicate, in any way, that their respective owners will not assert, to the fullest extent under applicable law, their rights thereto. We do not intend our use or display of other companies' trade names or trademarks to imply a relationship with, or endorsement or sponsorship of us by, any other companies.

ii

PART I

Item 1.         BUSINESS
Overview
We are a biotechnology company that is developing innovative and proprietary treatments for muscle cramps, spasms and spasticity associated with severe neurological conditions and exercise-associated muscle cramps. Our lead drug product candidate, FLX-787, is currently being studied in an exploratory Phase 2 clinical trial in Australia in patients with multiple sclerosis, or MS, and in two Phase 2 clinical trials in the United States. One Phase 2 clinical trial in the United States is in patients with motor neuron disease, or MND, primarily with amyotrophic lateral sclerosis, or ALS, who suffer from muscle cramps. FLX-787 is being developed for ALS under fast track designation which was granted by the Food and Drug Administration, or FDA, in July 2017. The other Phase 2 clinical trial in the United States is in patients with Charcot-Marie-Tooth disease, or CMT, who suffer from muscle cramps. In 2016, we launched our consumer product, HOTSHOT®, to prevent and treat exercise-associated muscle cramps, or EAMCs.
Muscle cramps and spasms are involuntary, often painful, contractions that can last several minutes and, in many instances, result in prolonged soreness. Muscle cramps and spasms are thought to result from hyperexcitable alpha-motor neurons. Spasticity is characterized by the combination of weakness and velocity-dependent resistance to stretch, in the same muscle. This reflex hyperexcitability may be due to lost inhibition in spinal cord circuits. FLX-787, HOTSHOT and our other drug product candidates are based on a mechanism of action we describe as chemical neurostimulation. We believe chemical neurostimulation to be a process in which a molecule, such as FLX-787, acts topically on the surfaces of the mouth, throat, esophagus and stomach to produce a sensory signal by activating nerves in those tissues. That signal is thought to ultimately result in a beneficial effect. Specifically, our product candidates activate certain receptors known as transient receptor potential, or TRP, ion channels in primary sensory neurons producing a signal believed to inhibit neuronal circuits and thereby reduce hyperexcitability in the neurons that fire muscles. Reduced alpha-motor neuron hyperexcitability in spinal cord circuits is thought to suppress repetitive firing of alpha-motor neurons, thereby preventing or reducing muscle cramps and spasms, and potentially reducing reflex hyperexcitability and therefore spasticity.
In 2016, we began enrolling an exploratory Phase 2 clinical trial in Australia of FLX-787 in patients suffering from spasticity, and cramps and spasms associated with MS. We expect to announce topline data from this clinical trial in the first quarter of 2018.
In August 2017, we announced the initiation of our Phase 2 clinical trial in patients with MND, referred to as the COMMEND trial, and expect topline data from this clinical trial by early 2019. In 2017, we also announced the initiation of the COMMIT trial, our Phase 2 clinical trial in patients with CMT, and expect topline data from this clinical trial in early 2019.
In November 2017, we announced results from a small, exploratory Phase 2 clinical trial that we completed in Australia in patients with ALS or primary lateral sclerosis, or PLS, with frequent muscle cramps. In that trial, FLX-787 demonstrated a statistically significant (p<0.05) percentage reduction from baseline in both cramp-associated pain intensity and stiffness. We believe that the data from this clinical trial provides the first clinical evidence that FLX-787 is active in patients with underlying neurological disease and demonstrates the utility of chemical neurostimulation in treating symptoms arising from motor neuron hyperexcitability.
HOTSHOT is our consumer beverage containing a proprietary formulation of TRP activators. Historically, we have marketed HOTSHOT to endurance athletes who drink it before, during and after exercise to prevent and treat EAMCs. We recently expanded our efforts to address a larger target market of both endurance and non-endurance athletes and to promote an additional set of benefits. In a recent in-home study, the vast majority of endurance and non-endurance athletes surveyed reported that HOTSHOT was also effective in helping reduce muscle soreness and muscle pain. We have started to promote these additional benefits, along with the anti-cramping benefit, to endurance and non-endurance athletes in order both to attract new consumers and to increase use occasions among current consumers.
The majority of HOTSHOT sales are generated through our branded website and third-party websites. We also sell HOTSHOT to select specialty retailers in a limited number of geographic areas with strong endurance sports markets and are beginning to target larger, national retailers in select cities in order to increase our retail presence.
Concurrent with our efforts to grow HOTSHOT, on January 22, 2018, we disclosed that we engaged an investment banking firm to assist with the consideration of strategic alternatives for our consumer business segment.

Our Scientific Approach
Research has shown that muscle cramping is caused by the uncontrolled and repetitive firing of alpha-motor neurons that control muscle contraction, which results in maintained contraction of the muscle. We believe that by inhibiting this firing of the alpha-motor neurons that control muscle contraction, muscle cramping can be reduced or prevented.
Motor neurons respond to inputs from complex circuits in the spinal cord that both reduce neuronal and muscle activity, known as “inhibitory” input, and increase neuronal and muscle activity, known as "excitatory" input. Our approach exploits a general principle of neural circuits: that strong excitatory input from one source in the body enhances overall inhibitory tone in the spinal cord and thereby reduces neuronal response to other excitatory input.
The activation of a particular set of ion channels, and the resulting effect on the inhibitory/excitatory balance in the system, forms the basis of our scientific approach. Our scientific co-founder, Roderick MacKinnon, M.D., is a world leader in this field. Dr. MacKinnon was awarded the Nobel Prize in 2003 for his work determining the structure and function of potassium channels, and in particular showing the mechanism by which channels select for particular ions (Doyle, et al., The Structure of the Potassium Channel: Molecular Basis of K+ Conduction and Selectivity, April 1998, Science). The TRP vanilloid-1, or TRPV1, receptor is important to diverse physiological functions. The TRPV1 ion channel acts as a sensor that reacts to multiple sensory inputs including: heat, low pH and a variety of pungent chemical agents. The TRP subfamily A, member 1, or TRPA1, ion channel is a channel in the cell membrane that can be activated by a wide variety of stimuli, including cold temperature and also pungent chemical agents. TRPA1 and TRPV1 ion channels are expressed in primary sensory neurons and carry signals directly to the spinal cord.
We refer to the mechanism of action of our product candidates as chemical neurostimulation. We believe chemical neurostimulation to be a process in which a molecule, such as FLX-787, acts topically on the surfaces of the mouth, throat, esophagus and stomach to produce a sensory signal by activating nerves in those tissues. That signal is thought to ultimately result in a beneficial effect, through the activation of TRPV1 and TRPA1 ion channels. These sensory neurons project to the spinal cord, and we believe that their activation enhances the overall inhibitory tone in spinal cord circuits, which reduces repetitive firing of the alpha-motor neurons and thereby prevents or reduces the frequency and intensity of muscle cramps and spasms, and potentially reduces reflex hyperexcitability and therefore spasticity. Muscle cramps and spasms are thought to result from hyperexcitable alpha-motor neurons, and spasticity is thought to result from reflex hyperexcitability.
We believe the biologically active components of HOTSHOT, and FLX-787 activate specific TRP ion channel receptors found on the surface of the mouth, throat, esophagus and stomach, triggering signals in sensory neurons that are relayed to the spinal cord. This sensory signaling, once processed, is thought to increase inhibition in spinal cord circuits, reducing alpha-motor neuron hyperexcitability, preventing muscle cramps and spasms, and potentially reducing reflex hyperexcitability and therefore spasticity.
In our studies to date, using sensitive, validated bioanalytical methods, we have not been able to detect FLX-787 in the bloodstream following clinically relevant doses, which we believe limits the potential for systemic side-effects. The lack of systemic exposure should also reduce the potential for any drug-drug interactions. To date, there have been no serious treatment related adverse events reported in our trials.
Our Strategy
Our strategy is to become a leading biotechnology company focused on treating muscle cramps, spasms and spasticity associated with severe neurological conditions. The key elements of our strategy are as follows:

•
Advance FLX-787 for treatment across severe neurological conditions with significant unmet need. FLX-787 is currently being evaluated in three clinical trials in three neurological conditions. Our Australian Phase 2 exploratory MS clinical trial is a randomized, blinded, placebo-controlled cross-over clinical trial in patients suffering from cramps, spasms and spasticity associated with MS. The COMMEND and COMMIT clinical trials are randomized, controlled, double-blinded, parallel designed trials studying patients with MND and CMT who suffer from muscle cramps. We believe that there is opportunity to address a significant unmet need in each of these indications. It is estimated that 84% of MS patients experience spasticity while many ALS patients experience painful muscle cramps at some point in their disease progression and a large majority of CMT patients experience muscle cramps, which can be frequent.

•	Drive adoption and recurring use of HOTSHOT for the prevention and treatment of EAMCs and expand usage occasions to include helping to reduce muscle soreness and muscle pain. We are working to build awareness, adoption and repetitive use of HOTSHOT among key opinion leaders, endurance athletes and non-endurance athletes. In addition to its application as a product scientifically proven to prevent and treat muscle cramps, we recently completed an in-home study of 288 endurance and non-endurance athletes that used HOTSHOT before or after a workout for a two week period. The vast majority of athletes surveyed reported less muscle soreness and muscle pain. We have started to promote these additional benefits to endurance athletes and are now promoting the broader set of HOTSHOT benefits to a larger target market of non-endurance athletes.

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

•
Explore strategic alternatives for our consumer business segment. On January 22, 2018, we disclosed that we hired an investment banking firm to help us explore strategic alternatives for our consumer business segment.

•
Expand development to additional indications. Based upon our research and development efforts, we believe that there are additional indications that we can address through the use of our chemical neurostimulation technology, such as dysphagia, or difficulty swallowing, in ALS and other indications, as well as cramping in renal failure patients during or between dialysis sessions. We expect to begin development efforts in these indications in 2018.

•
Evaluate the acquisition or in-licensing of product candidates. We may enhance our product pipeline through strategically acquiring or in-licensing pre-clinical or clinical stage product candidates. We believe that our management team and scientific advisory board's expertise may make us an attractive partner.

FLX-787
FLX-787 is a single molecule, chemically synthesized, dual TRP V1/A1 ion channel activator that has demonstrated dose dependent clinical efficacy in our electrically-induced cramp model. In our recently completed ALS clinical trial in Australia, FLX -787 demonstrated a statistically significantly reduction in both cramp-associated pain intensity and stiffness. We believe that FLX-787 may relieve cramps, spasms and spasticity affecting individuals suffering from severe neurological conditions, including MS, CMT and motor neuron diseases such as ALS.
Human Efficacy Demonstrated in Electrically-Induced Cramp Model
We have tested the efficacy of FLX-787 in reducing the intensity of muscle cramps in our electrically-induced human cramp model. In this model, we induce muscle cramping in the flexor hallucis brevis muscle, a small muscle on the bottom of the big toe, using electrical stimulation. We then measure the duration and intensity of the subject's cramp using electromyography, or EMG. EMG is a technique used for evaluating and recording the electrical activity produced by skeletal muscles and produces a record called an electromyogram. To measure a subject's muscle cramp, we calculate the area under the curve, or AUC, produced by the electromyogram. Muscle cramp intensity and duration vary by subject, so each study begins by inducing a cramp in each subject in order to create a “baseline AUC.” This baseline AUC is later compared to the AUC after the subject receives either the study article or a vehicle control without active ingredients. The time at which the subject receives the study article or vehicle control is referred to as timepoint zero. We then attempt to induce muscle cramps using electrical stimulation at various times following timepoint zero. At each timepoint, we measure the subject's cramp intensity and duration using the EMG recording sensors and then compare each AUC against the baseline AUC. We believe that if a subject's AUC at the subsequent timepoints is smaller than the subject's baseline AUC, then the study article successfully prevented, or reduced the intensity of, the subject's muscle cramp.
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
Clinical Trials of FLX-787 in Patients with Severe Neurological Conditions
The FDA has never approved a drug to treat cramping in a neurological condition and, as a result, we are evaluating a number of different endpoints in our trials. Our exploratory Phase 2 clinical trials in Australia in MS and ALS were designed as trials to determine the effect of FLX-787 across a broad range of potential endpoints with no pre-specified primary endpoint. Our Phase 2 clinical trials in the United States in patients with MND and CMT include changes in cramp frequency as the primary endpoint along with several secondary endpoints. We have chosen change in cramp frequency as the primary endpoint based, in part, upon feedback we received from the FDA for a proposed trial in patients with nocturnal leg cramps.
Multiple Sclerosis
Background. MS is an autoimmune disease in which inflammatory processes cause worsening demyelination and cell degeneration over years, resulting in a variety of neurological deficits such as loss of muscle control, sensation and vision. Spasticity is common in MS and is characterized by the combination of weakness and velocity-dependent resistance to stretch, in the same muscle. This reflex hyperexcitability may be due to lost inhibition in the spinal cord circuits, as descending pathways demyelinate. The need to treat spasticity increases as the disease progresses and goes hand in hand with worsening muscle weakness, leading to complications such as contractures, bed sores and severe pain. According to the National Institute of Neurological Disorders and Stroke, between 250,000 and 350,000 people in the United States suffer from MS and approximately 84% of patients with MS experience spasticity. We believe that a significant number of MS patients also experience muscle cramps and/or spasms.

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
MS Clinical Trial. In 2016, we began enrolling a randomized, blinded, placebo-controlled, exploratory clinical trial of 19 mg of FLX-787 twice daily, formulated as a liquid, in MS patients. The trial includes a 14-day run-in period during which patients receive a placebo and record their experience with spasticity, cramps and spasms. At the end of this run-in period, patients are excluded from the trial if they were deemed to have responded to placebo. Following this run-in period, patients receive either FLX-787 or a placebo during the first 14-day treatment period before “crossing-over” to the other treatment for an additional 14-day treatment period. The trial will evaluate a number of endpoints relating to spasticity, cramp/spasm frequency, pain, quality of life, sleep and safety. We expect to announce topline data from this trial in the first quarter of 2018.
Motor Neuron Disease and ALS
Background. Motor neuron disease is a progressive disease that leads to motor neuron degeneration, dysfunction and eventual neuronal death in the brain and spinal cord.  Motor neuron disease includes diseases such as ALS, PLS, and progressive muscular atrophy and related disorders that affect the upper and lower motor neurons. Motor neuron degeneration leads to progressive loss of voluntary motor control and is often associated with muscle cramps, spasms and spasticity resulting in increased pain, reduced function and decreased quality of life. ALS is a neurological disease that affects approximately 20,000 people in the United States and causes muscle weakness and impacts physical function. In most patients, doctors do not know why ALS occurs. These cases are referred to as sporadic cases. A small number of familial cases are known to occur. ALS often begins with muscle twitching and weakness in an arm or leg, or sometimes with slurring of speech. Eventually, ALS can affect the ability to control the muscles needed to move, speak, eat and breathe. ALS patients commonly experience fasciculations, which are persistent muscle twitches that can interfere with sleep, and many patients with ALS experience painful muscle cramps.
Limitations of Current Treatment. The October 2009 American Academy of Neurology ALS Care Guidelines found insufficient data to support or refute any specific interventions for the treatment of muscle cramps, twitches and spasticity in ALS patients. The guidelines did note that in diseases such as MS, effective treatments for similar problems include benzodiazepines, baclofen, dantrolene and tizanidine, all of which cause sedation in patients. However, there are no FDA-approved therapies for cramping associated with ALS, or any other disease state, and some drugs that have been used to treat cramps (e.g. quinine and mexiletine) carry FDA safety warnings due to potentially life-threatening side effects.
Motor Neuron Disease and ALS Clinical Trials. In 2016, we began enrolling an exploratory clinical trial of FLX-787, formulated as an ODT, in ALS patients in Australia. The trial was a randomized, blinded, placebo-controlled Phase 2 clinical trial that originally planned to enroll up to 60 subjects with ALS or PLS, with frequent muscle cramps. This trial included a 14-day run-in period with no treatment to establish baseline characteristics, followed by 14-day treatment periods during which patients received FLX-787 or placebo in the first treatment period before “crossing-over” to the other treatment for an additional 14-day treatment period. Patients were given 19 mg of FLX-787, or placebo control, two or three times daily. The exploratory trial was designed to evaluate a number of endpoints relating to cramping including cramp frequency, cramp-associated pain, spasticity, stiffness, global impression of change by the patient and the clinician, quality of life, sleep, as well as and safety and tolerability. We elected to terminate this trial early in order to focus our efforts on the COMMEND trial, our larger Phase 2 trial ongoing in the United States.
In November 2017, we announced topline data from this trial. In the eight patients who completed the trial per protocol, FLX-787 demonstrated a statistically significant (p<0.05) percentage reduction from baseline in both cramp-associated pain intensity and stiffness, relative to placebo control, based on daily patient assessments by Numerical Rating Scale, or NRS. Strong and consistent trends were demonstrated on multiple other endpoints, including: percentage reduction in the number of cramps from baseline (p=0.08), increase in cramp free days from baseline (p=0.09), and improvements on both the Patient Global Impression of Change, or PGIC, (p=0.06) and Clinician Global Impression of Change, or CGIC, (p=0.06). FLX-787 was generally well tolerated.

In the patients completing both cross-over periods per protocol:

•	FLX-787 showed a median 31% reduction in cramp frequency from baseline versus 0.1% reduction for patients while on placebo control;

•	Patients had a median 4.4 cramp free days versus 0 for placebo control;

•	Patients evaluated themselves as improved with FLX-787 treatment 50% of the time versus 12.5% with placebo control (PGIC); and

•	Clinicians blinded to treatments evaluated 50% of patients as improved with FLX-787 versus 0% for placebo control (CGIC).

In a post-hoc analysis, we analyzed the Period 1 and Period 2 results of all patients randomized in the trial and believe the overall results are not driven by a cross-over bias or unblinding effect.

Clinically-assessed baseline spasticity levels as measured by either the Modified Ashworth or Tardieu scales were minimal, and were not improved by treatment.

We believe the data from this trial provides the first clinical evidence that FLX-787 has an anti-cramping effect in patients with underlying neurological disease, demonstrating the utility of chemical neurostimulation for treating symptoms arising from motor neuron hyperexcitability.

In August 2017, we announced the initiation of the COMMEND trial, a Phase 2 clinical trial in the United States. The COMMEND trial is designed to evaluate FLX-787 in patients with MND, focused on ALS, who suffer from cramps. This randomized, controlled, double-blinded, parallel design trial will include a 28-day run-in period to establish a baseline in cramp frequency. Patients will then be randomized to treatment with 30 mg of FLX-787, formulated as an ODT, administered three times a day, or to a control, for 28 days. Patients will be evaluated for changes in cramp frequency as the primary endpoint, with a number of secondary endpoints. We expect to report topline data from this clinical trial by early 2019.
Charcot-Marie-Tooth
Background. CMT is the most common form of inherited neuromuscular disease, affecting an estimated 150,000 people in the United States. It occurs in populations worldwide with a prevalence of about 1 in 2,500 individuals. The primary clinical features of this disease are slowly progressive distal weakness, muscle atrophy affecting the feet and legs and sensory loss. The presence of muscle cramps in hands, fingers and other muscles commonly experienced by CMT patients is a result of peripheral degeneration which disturbs sensory motor integration in the spinal cord which can lead to hyperexcitability and muscles cramps. Patients with CMT usually do not suffer from spasticity or other central nervous system symptoms, as the underlying pathology affects the peripheral nerve. A large majority of CMT patients experience muscle cramps frequently, in many muscles, which can interfere with motor performance, exercise, activities of daily living, sleep and quality of life.
Limitations of Current Treatment. There are no drug products approved by the FDA to treat cramps in patients with CMT. Several symptomatic therapies are used but data from randomized controlled trials of these therapies are lacking.
CMT Clinical Trial. In October 2017, we announced the initiation of the COMMIT trial, a Phase 2 clinical trial in the United States in patients that suffer from cramps associated with CMT. The COMMIT trial is designed to evaluate FLX-787 in patients with CMT who suffer from cramps. This randomized, controlled, double-blinded, parallel design trial will include a run-in period to establish a baseline in cramp frequency. Patients will then be randomized to 30 mg of FLX-787, formulated as an ODT, administered three times a day or to a control, for 28 days. Patients will be evaluated for changes in cramp frequency as the primary endpoint, with a number of secondary endpoints. We expect to report topline data from this clinical trial in early 2019.
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
We conducted three studies in subjects with nocturnal leg cramps. In the first study, reported in February 2016, we evaluated our extract formulation in a randomized, blinded, placebo-controlled, cross-over design study of 50 subjects. Statistically significant effects were demonstrated on key endpoints in the study, including cramp frequency (p<0.05), cramp-free days (p<0.01), the physician-rated Clinical Global Impression of Change (p<0.01), cramp pain measures (p<0.05), and specific sleep disturbance measures (p<0.05). There were no serious adverse events reported in the study.
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
Given the subsequent concerns regarding patient selection in our third study, we conducted an analysis of subjects likely to have NLC based upon a questionnaire administered after the study was completed. Of the respondents to the questionnaire, 26 subjects were identified, in a blinded manner, as likely having nocturnal leg cramps. An analysis of the first treatment exposure in both parts of the study for the subjects showed a statistically significant effect in the reduction in cramp frequency when compared to placebo (p=0.03).
In January 2017, we decided to delay further development of FLX-787 for nocturnal leg cramps and focus our drug development efforts on severe neurological conditions.
Other Potential Indications
Based upon our research and development efforts, we believe that there are additional indications that we can address through the use of our chemical neurostimulation technology, such as dysphagia, or difficulty swallowing, in ALS and other indications, as well as cramping in renal failure patients during and between dialysis sessions. We expect to begin development efforts in these indications in 2018.
HOTSHOT
In June 2016, we launched our consumer product, HOTSHOT, which was our only source of revenue during 2016 and 2017. HOTSHOT’s efficacy is based on the same potential mechanism of action of chemical neurostimulation as our drug product candidates but is formulated as a consumer beverage with a lower amount of TRP activators. Historically, we have marketed HOTSHOT to endurance athletes who drink it before, during and after exercise to prevent and treat EAMCs.  We recently expanded our efforts to address a larger target market of both endurance and non-endurance athletes and to promote an additional set of benefits. In a recent in-home study, the vast majority of 288 endurance and non-endurance athletes surveyed reported that HOTSHOT was also effective in helping reduce muscle soreness and muscle pain. We have started to promote these additional benefits, along with the anti-cramping benefit, to endurance and non-endurance athletes in order to both attract new consumers and to increase use occasions among current consumers.
Concurrent with our efforts to grow HOTSHOT, on January 22, 2018, we disclosed that we hired an investment banking firm to help us explore strategic alternatives for our consumer business segment.
Exercise-Associated Muscle Cramps
Background. EAMCs are painful, involuntary contractions of a skeletal muscle that occur during or following exercise in individuals and result in acute pain, stiffness, bulging or knotting of the muscle and soreness that can last for several days. EAMCs can be experienced by individuals participating in any sport, but EAMCs are particularly prevalent in athletes engaged in high-intensity endurance activities, such as triathlons, marathons and cycling events.

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
Muscle Soreness and Muscle Pain
Background. Post exercise muscle soreness or muscle pain, sometimes referred to as delayed onset muscle soreness, is believed to be a result of microscopic damage to muscle fibers involved with exercise and the resulting inflammation and swelling. Potential remedies to reduce muscle soreness and muscle pain vary from stretching the sore muscles, to ice pack application, massage, acupressure and oral pain relief agents.
HOTSHOT for Relief from Muscle Soreness and Muscle Pain
In an in-home study that we recently completed, the vast majority of endurance and non-endurance athletes surveyed reported that HOTSHOT reduced muscle soreness and muscle pain when used before or after a workout. The in-home study was conducted among 288 endurance and non-endurance athletes who used HOTSHOT over a two-week period. Of these athletes who used HOTSHOT either before, during or after exercise:

•	84% reported that they felt less muscle soreness;

•	92% reported that they felt less muscle pain; and

•	88% said their next day workouts were better because they felt less muscle soreness
We have started to promote these added benefits, along with the anti-cramping benefits, to endurance and non-endurance athletes in order to attract new customers and to increase use occasions with current customers.
HOTSHOT Brand Strategy
We believe there is a significant opportunity to commercialize an efficacious product that treats and prevents EAMCs as well as provides reported relief from muscles soreness and muscle pain under a culturally relevant lifestyle brand. Our product has been historically marketed primarily to endurance athletes that suffer from muscle cramps and participate in high endurance sports, such as triathlons, marathons and cycling events. We are now expanding our sales and marketing efforts to also promote HOTSHOT's ability to provide reported relief from muscle pain and muscle soreness to endurance as well as non-endurance athletes. Our marketing materials and branded website highlight HOTSHOT’s efficacy and the scientific origins of and support for HOTSHOT.
We increase awareness and demand for HOTSHOT through the use of targeted digital, print and social media campaigns, sales and marketing campaigns focused on key geographic areas, including product sampling, and public relations activities. To explain the science behind HOTSHOT, we highlight the importance of an athlete’s nerves and muscles working together to prevent and treat muscle cramps.
HOTSHOT Distribution
We use e-commerce strategies to sell online through our direct-to-consumer website and through third-party websites, including a retailer that offers international shipping. We focus our sales and marketing efforts on a limited number of geographic areas with strong endurance sports markets, including Los Angeles, San Francisco, Boulder, Boston, Chicago and New York. In each of these locations, we have built brand awareness by attending endurance sports events and distributing HOTSHOT to leading specialty retailers, such as cycling, running and triathlon stores. We plan to increase our efforts to expand the retail presence of HOTSHOT by targeting more mainstream distribution channels, including larger, national retailers, with an initial focus on building a broader retail presence in select cities.

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
We own a first family of applications, including two pending U.S. utility patent applications and one granted European patent directed to compositions and methods of using those compositions for preventing, treating or ameliorating muscle cramping. The granted patent in Europe, and a patent based on these applications, if issued in the United States, will have a statutory expiration in July 2031.
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
We also own additional families of applications, including three PCT applications and two provisional patent applications. These applications are directed at various aspects of our work including influencing neuromuscular activity by stimulating a TRP channel in the nerve ending of a sensory neuron. The first PCT application will enter the national phase in April 2018. A patent based on the PCT application, if issued, would have a statutory expiration in October 2036. The second and third PCT applications will enter the national phase in July 2019. A patent based on the PCT applications, if issued, would have a statutory expiration in January 2038. A patent based on the pending provisional applications would, if issued, have a statutory expiration in October or December 2038.
We also own one design patent application directed to the design of one of our HOTSHOT bottles. The international patent application was granted in September 2016, and we are currently awaiting the outcome of the designations in Australia, Canada, Europe, Japan, South America, and the United States. The statutory expiration of the design patents will vary based on jurisdiction. If issued in the United States, the design patent will expire 15 years after the date of grant.
While we seek broad coverage for our patents, there is always a risk that an alteration to the formulation of our drug product candidates and consumer products may provide sufficient basis for a competitor to avoid infringement claims by us.
Trade Secrets, Trademarks and Proprietary Information
Our drug product candidates and consumer product have gone through numerous iterations to optimize their effectiveness, thereby creating trade secrets and proprietary know-how. In particular, the formulation of our consumer product is treated as a trade secret. We seek to protect our proprietary information, including our trade secrets and proprietary know-how, by requiring our employees to execute Proprietary Information, Inventions, Non-Solicitation, and Non-Competition Agreements upon the commencement of their employment. Consultants and other advisors are required to sign consulting agreements. These agreements generally provide that all confidential information developed or made known during the course of the relationship with us be kept confidential and not be disclosed to third-parties except in specific circumstances. In the case of our employees, the agreements also typically provide that all inventions resulting from work performed for us, and utilizing our property or relating to our business and conceived or completed during their employment with us, shall be our exclusive property to the extent permitted by law. Further, we require confidentiality agreements from entities that receive our confidential data or materials.
We have received trademark protection from the U.S. Patent and Trademark Office, or the USPTO, and several foreign bodies for certain of our marks and will continue to apply for trademark protection with the USPTO and applicable foreign bodies for our brand. Issuance of a federally registered trademark creates a rebuttable presumption of ownership of the mark, but may be subject to challenge by others claiming first use in the mark in some or all of the areas in which it is used. Federally registered trademarks have a perpetual life, as long as they are maintained and renewed on a timely basis and used properly as trademarks, subject to the rights of third-parties to seek cancellation of the trademarks if they claim priority or confusion of usage. We believe that trademarks are an important element of our ability to successfully market our consumer products.
Our wholly owned subsidiary, Flex Innovation Group LLC, or Flex Innovation, owns all U.S. trademark applications and registrations for marks used (or intended to be used) by us, including the HOTSHOT trademark, with the exception of the pending application for the FLEX PHARMA trademark, which is owned by the Company.  Outside the U.S., ownership of the HOTSHOT trademark is split between Flex Innovation and the Company.  Flex Innovation owns applications or registrations for the HOTSHOT trademark in Australia, China, the European Union, Iran, Israel, Japan, Mexico, New Zealand, Norway, Philippines, the Russian Federation, Singapore, South Korea, Switzerland, Ukraine, and Vietnam.  The Company owns applications or registrations for the HOTSHOT trademark in Argentina, Brazil, Canada, Malaysia, Peru, Qatar, South Africa, Thailand, and the United Arab Emirates.
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
Manufacturing
We do not currently have our own manufacturing facilities. We intend to continue to use our financial resources to focus on developing our drug product candidates, and we do not intend to establish our own manufacturing facilities. We intend to meet our pre-clinical and clinical trial manufacturing requirements by establishing relationships with third-party manufacturers and other service providers to perform these services for us.
We rely on a network of third-party manufacturers to supply materials and produce HOTSHOT. Several contract suppliers provide us with raw materials and our co-packer converts these raw materials into finished goods available for sale. We currently rely, and expect to continue to rely, on a sole source third-party co-packer to produce, bottle and package HOTSHOT and have entered into a production agreement with this co-packer. We rely on a third party as the sole source for certain of the raw materials in HOTSHOT and have entered into a supply agreement with this supplier. There can be no assurance that our sole source third-party manufacturer and suppliers will meet our commercial demands in a timely manner or that we will be to identify and establish relationships with qualified additional or back-up suppliers and manufacturers.
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
HOTSHOT
We launched HOTSHOT in June 2016 and, to date, our marketing efforts have focused on building brand awareness and usage of HOTSHOT. To drive product trial, we use a variety of sales and marketing strategies, including sponsorships of endurance events, endorsements from endurance athletes, public relations campaigns, print and digital media campaigns, social media advertisements, product sampling and promotional activities at events such as marathons, triathlons, cycling events and obstacle course races.
We use e-commerce strategies to sell online through our direct-to-consumer website and through third-party websites, including a retailer that offers international shipping. We target select geographic areas with strong endurance sports markets, including Los Angeles, San Francisco, Boulder, Boston, Chicago and New York. We focused our sales efforts on these locations to accelerate distribution of our product initially through specialty retailers, such as cycling, running and triathlon stores. We plan to increase our efforts to expand the retail presence of HOTSHOT by targeting more mainstream distribution channels, including larger, national retailers, with an initial focus on building a broader retail presence in select cities.
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
For patients suffering from MS spasticity, the current treatments include muscle relaxants, sedatives and Botox injections. Other biotechnology companies are developing drug products to treat MS spasticity that are in various stages of development and GW Pharmaceuticals markets Sativex for spasticity.
The October 2009 American Academy of Neurology ALS Care Guidelines found insufficient data to support or refute any specific interventions for the treatment of muscle cramps, twitches and spasticity in ALS patients. The guidelines did note that in diseases such as MS, effective treatments for similar problems include benzodiazepines, baclofen, dantrolene and tizanidine.
There are no drug products approved by the FDA to treat cramps in patients with CMT. Several symptomatic therapies are used, but data from randomized controlled studies is lacking.
HOTSHOT competes against traditional beverage companies, sports beverage companies and companies developing dietary supplements. We believe the principal elements of competition in the consumer product industry are price, taste, selection, brand recognition, brand loyalty, distribution channel offerings, the effectiveness of the product and discretionary income available to consumers.
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
In recent years, the FTC has instituted numerous enforcement actions against food and dietary supplement companies for making false or misleading advertising claims and for failing to adequately substantiate claims made in advertising. These enforcement actions have often resulted in consent decrees and the payment of civil penalties and/or restitution by the companies involved. The FTC also regulates other aspects of consumer purchases including, but not limited to, promotional offers, telemarketing, continuity plans, and "free" offers.
We are also subject to regulation under various state, local and international laws that include provisions governing, among other things, the formulation, manufacturing, packaging, labeling, advertising and distribution of dietary supplements. California has a law called the "Consumers Legal Remedies Act" (Cal. Civ. Code §§ 1750 et seq) that allows private parties to assert a class action claim for false or deceptive advertising. It is typically asserted in combination with claims for false advertising and unfair competition under the California Business and Professions Code. California law firms specializing in these type of consumer class action claims target dietary supplement makers and sellers of products sold in California, claiming injury based on the products' failure to deliver results as claimed in product labeling and promotion.
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
In 2006, the EU adopted its Commission Directive 2006/37/EC, amending its Directive 2002/46/EC. Under the amended directive, only nutrients listed in Annex II, or approved by subsequent order of the EU, may be lawfully sold in Member States. The EU also regulates labels, labeling, and advertising associated with the promotion and sale of dietary supplements in Europe. These regulations may make it unlawful for us to sell certain products in Europe that are lawfully labeled and sold in the United States.
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
Pharmaceutical Coverage, Pricing and Reimbursement for Drug Products
Significant uncertainty exists as to the coverage and reimbursement status of any drug candidates for which we may obtain regulatory approval. In the United States and markets in other countries, sales of any drug products for which we receive regulatory approval for commercial sale will depend in part on the availability of coverage and adequate reimbursement from third-party payors. Third-party payors include government payor programs at the federal and state levels, including Medicare and Medicaid, managed care organizations, private health insurers and other organizations. The process for determining whether a payor will provide coverage for a drug product may be separate from the process for setting the price or reimbursement rate that the payor will pay for the drug product. Third-party payors may limit coverage to specific drug products on an approved list, or formulary, which might not include all of the FDA-approved drug products for a particular indication. In addition, a payor's decision to provide coverage for a drug product does not imply that an adequate reimbursement rate will be approved. Adequate third-party reimbursement may not be available to enable us to maintain price levels sufficient to realize an appropriate return on our investment in product development.
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
In March 2010, then President Obama signed into law the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, collectively, the ACA, a sweeping law intended to, among other things, broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, add new transparency requirements for healthcare and health insurance industries, impose new taxes and fees on the health industry and impose additional health policy reforms. Among other things, the ACA revises the definition of "average manufacturer price" for calculating and reporting Medicaid drug rebates on outpatient prescription drug prices, which could increase the amount of Medicaid drug rebates to states once the provision is effective. Further, the law imposes a significant annual fee on companies that manufacture or import branded prescription drug products. There have been judicial and Congressional challenges to certain aspects of the ACA. Since January 2017, President Trump has signed two Executive Orders designed to delay the implementation of any certain provisions of the ACA or otherwise circumvent some of the requirements for health insurance mandated by the ACA. Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of the ACA. While Congress has not passed comprehensive repeal legislation, two bills affecting the implementation of certain taxes under the ACA have been enacted. The Tax Cuts and Jobs Act of 2017 includes a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate”. Additionally, on January 22, 2018, President Trump signed a continuing resolution on appropriations for fiscal year 2018 that delayed the implementation of certain ACA-mandated fees, including the so-called “Cadillac” tax on certain high cost employer-sponsored insurance plans, the annual fee imposed on certain health insurance providers based on market share, and the medical device excise tax on non-exempt medical devices. Congress also could consider additional legislation to repeal or replace elements of the ACA.
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
Further, there has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, at the federal level there have been several recent U.S. Congressional inquiries and proposed bills designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the cost of drugs under Medicare, and reform government program reimbursement methodologies for drugs. Congress and the Trump administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. At the state level, legislatures are increasingly passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.
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
Foreign Regulation

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
Employees
As of March 2, 2018, we had 20 full-time employees and two part-time employees. None of our employees are represented by labor unions or covered by collective bargaining agreements. We consider our relationship with our employees to be good.
Research and Development

Our Drug Development segment has incurred the majority of our research and development expenses. We incurred $54.1 million of research and development expenses from February 26, 2014 (inception) through December 31, 2017. Our research and development efforts are focused on new product development, including pre-clinical research and clinical trials to develop our drug product candidates.
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
Developing pharmaceutical products, including conducting pre-clinical studies and clinical trials, is a time-consuming, expensive and inherently uncertain process that takes years to complete. We expect that our expenses will increase as we continue our clinical trials and development of FLX-787 for patients with MS, MND and CMT. If we obtain marketing approval for a drug product candidate that we develop, we expect to incur significant commercialization expenses related to product sales, marketing, distribution and manufacturing. Additionally, as we continue to commercialize HOTSHOT, we expect to incur significant costs even if we are unable to generate substantial revenue.
As of December 31, 2017, we had cash, cash equivalents and marketable securities of $33.3 million. Based upon our current operating plan, we believe our existing cash, cash equivalents and marketable securities will enable us to fund our operating expenses and capital requirements to mid-2019. This estimate is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Changes may occur beyond our control that would cause us to consume our available capital before that time, including changes in and progress of our development activities, acquisitions of additional drug candidates, increased costs related to HOTSHOT and changes in regulation. Our future funding requirements will depend on many factors, including but not limited to:

•	the timing and size of any future clinical trials and our ability to successfully complete them in a timely manner;

•	the number of indications that we pursue for our drug product candidates;

•	our ability to obtain approval from the FDA to market our product candidates;

•	market acceptance of any drug product candidates, if approved;

•	the cost and timing of establishing sales, marketing and distribution capabilities;

•	the cost of our research and development activities;

•	the ability to obtain coverage and adequate reimbursement by third-party payors;

•	the cost and timing of marketing authorization or regulatory clearances;

•	the cost of goods associated our drug product candidates;

•	the impact of our assessment and implementation of strategic alternatives for our consumer business segment; and

•	the extent to which we acquire or invest in businesses, products and technologies, including entering into licensing or collaboration arrangements for product candidates.
We expect that our current available funds will not be sufficient to enable us to seek marketing approval for any drug product candidate in our targeted indications. Accordingly, we will be required to obtain further funding through public or private equity offerings, debt financings, collaborations and licensing arrangements or other sources.
Attempting to secure additional financing may divert our management from our day-to-day activities, which may adversely affect our ability to develop and commercialize our drug product candidates. In addition, we cannot guarantee that future financing will be available in sufficient amounts or on terms acceptable to us, if at all. If we are unable to raise additional capital when required or on acceptable terms, we may be required to:

•	significantly delay, scale back or discontinue the development or commercialization of our drug product candidates;

•	seek corporate partners for our drug product candidates at an earlier stage than otherwise would be desirable or on terms that are less favorable than might otherwise be available;

•	relinquish or license on unfavorable terms, our rights to technologies or drug product candidates or consumer products that we otherwise would seek to develop or commercialize ourselves; or

•	significantly curtail, or cease, operations.
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
We are a biotechnology company with limited operating history. Since inception, we have incurred a significant loss. We incurred an accumulated net loss of $111.1 million from February 26, 2014, the date of our inception, to December 31, 2017.
Our losses have resulted principally from expenses incurred in the research and development of our original extract formulation, FLX-787, HOTSHOT and our other drug product candidates and from selling, general and administrative expenses that we have incurred while marketing HOTSHOT and building our business infrastructure.

We expect to incur substantial and increased expenses as we continue our development activities and advance our clinical programs and as we continue to commercialize HOTSHOT. As a result of the foregoing, we expect to continue to incur significant and increasing operating losses and negative cash flows for the foreseeable future.
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
Our activities to evaluate and pursue strategic alternatives may not be successful.
On January 22, 2018, we announced that we had engaged an investment banking firm to assist with the consideration of strategic alternatives for our consumer business segment.  We expect to devote significant time and resources to identifying and evaluating strategic alternatives. However, there can be no assurance that our process to identify and evaluate potential strategic alternatives will result in any definitive offer to acquire our consumer business segment or enter into any strategic combination or partnership. If any definitive offer to acquire our consumer business segment or enter into any strategic combination or partnership is received, there can be no assurance as to the terms of any such offer, or that a definitive agreement will be executed or that, if a definitive agreement is executed, the transaction will be consummated. In addition, there can be no assurance that any transaction, involving our Company and/or assets, that is consummated would enhance or allow stockholders to realize stockholder value.
We have generated limited consumer product revenue to date and may never become profitable.
We do not have any drug products approved for marketing and, to date, have generated only approximately $2.3 million in revenue from the sale of HOTSHOT since its launch in the second quarter of 2016. Our ability to generate revenue from drug products and achieve profitability depends on our ability to successfully complete the development of, and obtain the marketing approvals necessary to commercialize, one or more of our drug product candidates. Until, and unless, we receive approval from the FDA and other regulatory authorities overseas for one or more of our drug product candidates, we cannot market or sell our products as drugs and will not have drug product revenues. Any drug product candidate we develop will require significant time and capital before we can apply for approval from the FDA. For the foreseeable future, we will have to fund all of our operations and capital expenditures from cash, cash equivalents and marketable securities on hand, licensing fees and grants, if any, strategic alliances and potentially, future equity or debt offerings.
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
The successful commercialization of our consumer brand and products is dependent on a number of factors, including:

•	the ability to create and maintain brand loyalty from our customers;

•	marketing HOTSHOT to endurance athletes and expanding our targeted customers to a broader audience;

•	entering into distribution and other strategic arrangements with third-party retailers and other potential distributors of our products; and

•	developing new product lines and extensions.
The number of athletes that suffer from EAMCs, muscle soreness or muscle pain, or the frequency experienced by athletes, may not be as large as we estimate. In addition, consumers may be unwilling to pay for a premium priced consumer product for the treatment and/or prevention of EAMCs and relief from muscle pain and muscle soreness. As a result, we may not be able to attract new customers and generate significant revenue from sales of our consumer product, and we may never achieve profitability.
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
We were formed in February 2014 and, as a result, have a limited operating history upon which to evaluate our business. Prior to the launch of HOTSHOT, our operations had been limited to financing and staffing our company, developing our intellectual property, developing our drug product candidates, conducting proof-of-concept clinical trials and preparing for the launch of our consumer brand and product. We have not yet demonstrated an ability to successfully complete a large-scale, pivotal clinical trial or obtain marketing approval. We have conducted limited sales and marketing activities necessary for the launch of HOTSHOT. Consequently, predictions about our future success or viability may not be as accurate as they could be if we had a longer operating history or a history of successfully developing and commercializing drug products.
Comprehensive tax reform legislation could adversely affect our business and financial condition.
On December 22, 2017, the Tax Cuts and Jobs Act of 2017, or the Tax Act, was signed into law. The Tax Act, among other things, contains significant changes to corporate taxation, including (i) reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%, (ii) limitation of the tax deduction for interest expense to 30% of adjusted earnings (except for certain small businesses), (iii) limitation of the deduction for net operating losses to 80% of current year taxable income in respect of net operating losses generated during or after 2018 and elimination of net operating loss carrybacks, (iv) one-time taxation of offshore earnings at reduced rates regardless of whether they are repatriated, (v) immediate deductions for certain new investments instead of deductions for depreciation expense over time, and (vi) modifying or repealing many business deductions and credits. Any federal net operating loss incurred in 2018 and in future years may now be carried forward indefinitely pursuant to the Tax Act. It is uncertain if and to what extent various states will conform to the newly enacted federal tax law. We will continue to examine the impact the Tax Act may have on our business.

Risks Related to Clinical Development and Regulatory Approval
We are heavily dependent on the successful development of FLX-787. There is a high risk of failure which would have a material adverse impact on our operations and financial condition.
A substantial portion of our efforts and expenditures are devoted to developing FLX-787 and, accordingly, our business depends heavily on the successful development of FLX-787. If FLX-787 does not demonstrate a clinically meaningful benefit in some or all of our current clinical trials, it could have a material adverse impact on our operations and financial condition and we may be forced to raise additional capital. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may have to significantly delay, scale back or discontinue the development or commercialization of one or more of our product candidates or sell or license some of our assets. If we raise additional funds through the issuance of additional debt or equity securities, it could result in dilution to our existing stockholders, increased fixed payment obligations and these securities may have rights senior to those of our common stock. If we incur indebtedness, we could become subject to covenants that would restrict our operations and potentially impair our competitiveness, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. Any of these events could significantly harm our business, financial condition and prospects.
We cannot be certain that any drug product candidate we develop will receive regulatory approval or be successfully commercialized.
We are currently testing FLX-787 in clinical trials in patients with MS, MND and CMT. We have also studied FLX-787 and other single molecule TRP agonists in our electrically-induced cramp model. While we understand the physical properties of the TRP activators in our extract formulation and their interaction with the primary sensory neurons in the mouth, throat, esophagus and stomach, we do not know whether it is this interaction that produced the reduction in muscle cramps observed in the studies in our electrically-induced cramp model. One of our studies of FLX-787 in subjects with nocturnal leg cramps did not show a statistically significant effect on the pre-specified endpoints. We will need to determine the most appropriate dosage level and delivery mechanism for any drug product candidate. If we are not able to develop drug product candidates that are safe and effective, our future prospects may be limited, which may negatively impact the trading price of our common stock.
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
Because our drug product candidates are in early stages of development there is a high risk of failure and results of earlier studies and trials may not be predictive of future trial results.

Our early clinical studies of FLX-787 in reducing electrically-induced muscle cramps and the results from our ALS clinical trial conducted in Australia may not be predictive of the results of any current or future clinical trials in MS, MND or CMT, or future clinical trials that we may conduct in other neurological conditions. The technique to electrically induce, measure and analyze muscle cramps utilized in connection with our completed studies has not been widely studied, its usefulness in clinical trials has not been validated and the methods of analyzing the results have not been widely agreed upon. As a result, we cannot be certain that our preclinical studies and clinical trials performed to date are an accurate predictor of the efficacy of product candidates in preventing or reducing muscle cramps and spasms. If our clinical trials do not successfully demonstrate the efficacy of our product candidates for MS, MND or CMT patients, our ability to develop and commercialize our drug product candidates may be limited.
Clinical development involves an expensive and time-consuming process with an uncertain outcome and we may never succeed in developing marketable products or generating product revenue.
We are currently conducting an exploratory Phase 2 clinical trial in patients with MS, a Phase 2 clinical trial in patients with MND, including ALS, and a Phase 2 clinical trial in patients with CMT. Future clinical trials that we conduct may not begin on time, have an effective design, enroll a sufficient number of patients, or be completed on schedule, if at all. The FDA may place any IND or clinical trial that we propose on clinical hold, which would require that we resolve any concerns prior to being permitted to initiate or continue clinical development. If the FDA or any ethics committee prevents a trial from beginning or an ongoing trial from continuing, our ability to develop drug products may be delayed.
In addition, human clinical trials are very expensive and difficult to design and implement, in part because they are subject to rigorous regulatory requirements. For instance, the FDA may not agree with our proposed endpoints for clinical trials of our drug product candidates, which may delay the commencement of our drug clinical trials in the United States. The clinical trial process is also time consuming. We estimate that clinical trials of our drug candidates will take several years to complete, and their outcomes are inherently uncertain. Furthermore, failure can occur at any stage of the clinical trial process, and we could encounter problems that cause us to abandon or repeat clinical trials. Drug product candidates in later stages of clinical trials may fail to show the desired safety and efficacy traits despite having progressed through pre-clinical studies and initial clinical trials and therefore may not be predictive of the results of later-stage clinical trials. A number of companies in the biotechnology industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or adverse safety profiles, notwithstanding promising results in earlier trials.
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
Patient enrollment, a significant factor in the timing of clinical trials, is affected by many factors including the size and nature of the patient population, the proximity of patients to clinical sites, the eligibility criteria for the trial, the design of the clinical trial, competing clinical trials and clinicians' and patients' perceptions as to the potential advantages of the drug being studied in relation to other available therapies, including any new drugs that may be approved for the indications we are investigating. Furthermore, we rely on CROs and clinical trial sites to ensure the proper and timely conduct of our clinical trials, and while we will have agreements governing their committed activities, we have limited influence over their actual performance.
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
Undesirable side effects caused by our drug product candidates could cause us, clinical trial sites or regulatory authorities to interrupt, delay or halt clinical trials and could result in the delay or denial of regulatory approval. None of the subjects in the studies of our drug product candidates have reported any treatment related serious adverse events, or SAEs. However, there is no guarantee that subjects in our future clinical trials will not experience SAEs. Any side effects could affect subject recruitment or the ability of enrolled subjects to complete clinical trials or result in potential product liability claims, which may harm our business, financial condition and prospects significantly.
Further, if we or others identify undesirable side effects caused by our drug product candidates or consumer products, a number of potentially significant negative consequences could result, including:

•	regulatory authorities may withdraw approval for the drug products or impose restrictions on their distribution in the form of a modified REMS;

•	regulatory authorities may require additional labeling statements on the drug products such as warnings or contraindications;

•	we may be required to create a medication guide for the drug products outlining the risks of such side effects for distribution to patients;

•	we may be required to change the way the product is administered or conduct additional clinical studies;

•	we could be sued and held liable for harm caused to individuals;

•	we could elect to discontinue the sale of HOTSHOT; or

•	our reputation may suffer.
Any of these events could prevent us from achieving or maintaining market acceptance of the affected drug product candidate, if approved, could substantially increase the costs of commercializing our product candidates as well as costs associated with HOTSHOT.
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
Any regulatory approvals that we receive for our drug product candidates may be subject to significant restrictions on the indicated uses for which the product may be marketed or impose ongoing requirements for potentially costly post-marketing testing, including Phase 4 clinical trials, or post-market surveillance. Any drug product candidate we develop, if approved, will also be subject to ongoing and extensive FDA or comparable foreign regulatory authority requirements governing the labeling, packaging, storage, distribution, export, import, safety surveillance, advertising, promotion, record-keeping and reporting of safety and other post-market information. In the United States, the holder of an approved NDA is obligated to monitor and report adverse events and any failure of a product to meet the specifications in the NDA to the FDA. The holder of an approved NDA must also submit new or supplemental applications and obtain FDA approval for certain changes to the approved product, product labeling or manufacturing process. Advertising and promotional materials must comply with FDA regulations, in addition to other potentially applicable federal and state laws and regulations, and are subject to FDA review.
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
The FDA strictly regulates marketing, labeling, advertising and promotion of products that are placed on the market. Although physicians, in the practice of medicine, may prescribe approved drugs for unapproved indications, pharmaceutical companies generally are required to promote their drug products only for the approved indications and in accordance with the provisions of the approved label. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses, and a company that is found to have improperly promoted off-label uses may be subject to significant liability.
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

Regulatory authorities enforce GCPs through periodic inspections of trial sponsors, principal investigators and trial sites. If we or any of our CROs fail to comply with applicable GCPs, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We cannot assure you that upon inspection by a given regulatory authority, such regulatory authority will determine that any of our clinical studies or trials comply with GCP regulations. While we have agreements governing activities of our CROs, we have limited influence over their actual performance. In addition, our ongoing clinical trial in MS is being conducted outside of the United States, which makes it more difficult for us to monitor CROs and perform visits of our clinical trial sites. As a result, we rely heavily on CROs to ensure the proper and timely conduct of our clinical trials and compliance with applicable regulations, including GCPs. Failure to comply with applicable regulations in the conduct of our clinical trials may require us to repeat clinical trials, which would delay the regulatory approval process.
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
We may not be successful in establishing development and commercialization collaborations, which could adversely affect, and potentially prohibit, our ability to develop our product candidates.
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
Establishing manufacturing and distribution capabilities, and marketing and selling consumer products, is expensive and, therefore, we anticipate entering into collaborations with third parties that have more resources and experience than we do. In particular, we do not have, nor do we intend to hire, a large sales force to market our consumer product. If we are unable to enter into any development and commercial collaborations and/or sales and marketing arrangements on reasonable and acceptable terms, if at all, we may be unable to effectively market and sell our consumer products.
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
Risks Related to Commercialization of Our Drug Product Candidates and Consumer Brand and Products
If we are unable to attract and retain customers and do so at an acceptable cost, we will be unable to generate significant revenue for HOTSHOT and achieve profitability.

Since launch, we have promoted HOTSHOT as a product that is scientifically proven to prevent and treat muscle cramps. In a recent in-home study, the vast majority of endurance and non-endurance athletes survey reported that HOTSHOT was effective in helping reduce muscle soreness and muscle pain. We have started to promote these added benefits to endurance athletes and are now promoting the full benefits of HOTSHOT to a larger target market of non-endurance athletes. Promoting and positioning HOTSHOT depends largely on the success of our marketing efforts and our ability to provide consistent, high quality customer experiences. We believe that, because we are a small company with low public brand awareness in a competitive market, achieving significant market awareness may require significant marketing expense. To promote our brand and HOTSHOT, we have incurred, and expect to incur, substantial expense in our marketing efforts both to attract and to retain customers.

Consumer acceptance of HOTSHOT as a product to help prevent and treat muscle cramps and reportedly reduce muscle soreness and reduce muscle pain can be significantly influenced by customer reviews, social media, national media attention, the conduct and statements by athletes using or endorsing a product, other publicity about product use and the discretionary income available to consumers. Our promotional activities may not be effective in building our brand awareness and customer base to the extent necessary to generate sufficient revenue to become profitable. Further, we expect to increase our efforts to sell HOTSHOT to retail locations in select markets. If we are not able to obtain a significant retail presence in the future, we may never generate significant revenue from HOTSHOT.

The success of HOTSHOT also depends, in large part, on our ability to attract visitors to our website and convert them into customers in a cost-effective manner. Search engine and other online marketing initiatives comprise a substantial part of our marketing efforts, and our ability to manage costs associated with these initiatives, or to find other channels to acquire and retain customers cost-effectively. If we are unable to attract customers in a cost-effective manner, we may not become profitable.

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
HOTSHOT competes against both small and large companies developing and marketing dietary supplement and conventional beverages. We believe the principal elements of competition in the consumer product industry are price, taste, selection, brand recognition, brand loyalty, distribution channel offerings, the effectiveness of the product and discretionary income available to consumers. If our consumer product gains market acceptance, we are likely to experience increased competition as more participants enter the market. Certain of our competitors are larger than us and have longer operating histories, larger customer bases, greater brand recognition and greater resources for marketing, advertising and product promotion. They may be able to secure inventory from vendors on more favorable terms, operate with a lower cost structure or adopt more aggressive pricing policies. Our competitors may also be more effective and efficient in introducing new products. We may not be able to compete effectively, and our attempt to do so may require us to increase marketing and/or reduce our prices, which may result in lower margins. Failure to effectively compete could materially adversely affect our market share, financial condition and growth prospects.
If one of our drug candidates is approved in the future, we will compete against fully integrated pharmaceutical companies and smaller companies that are collaborating with larger pharmaceutical companies, academic institutions, government agencies and other public and private research organizations. Many of these competitors, either alone or together with their collaborative partners, operate larger research and development programs or have substantially greater financial resources than we do, as well as significantly greater experience in:

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
The processing, formulation, packaging, labeling, advertising, distribution and sale of our consumer products is subject to regulation by several U.S. federal agencies, including the FDA, the Federal Trade Commission, or the FTC, the Postal Service, the Consumer Product Safety Commission, the Department of Agriculture and the Environmental Protection Agency, as well as various state, local and foreign laws and agencies of the localities in which our products are sold. Government regulations may require the reformulation of our products.

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

Under the FDA Food Safety Modernization Act, or FSMA, the FDA may suspend a facility’s registration (and revoke the right to sell products in interstate commerce) based on findings by the FDA that a product might present an unreasonable risk of serious illness, injury or death. FDA also has authority under FSMA to issue a mandatory product recall when a company does not voluntarily recall food that poses a reasonable probability that the use of or exposure to the food will cause serious adverse health consequences or death, after first being asked to do so by FDA.

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

The FDA’s Foreign Supplier Verification Programs, or FSVP, requires all “importers” of food into the U.S. to develop supplier verification programs of their foreign suppliers.

The FDA and the FTC are also cooperating in joint enforcement projects, including the issuance of warning and enforcement letters by both agencies. The FTC exercises jurisdiction over the advertising of dietary supplements and conventional beverages and has instituted numerous enforcement actions against dietary supplement and conventional beverage companies for failing to have adequate substantiation for claims made in advertising or for using false or misleading advertising claims. The FTC routinely polices the market for deceptive dietary supplement and conventional beverage advertising and accepts and reviews complaints from the public concerning such advertising.

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

The majority of our inventory is primarily concentrated in two warehouse locations operated by our third party logistics partner, which exposes us to the risk of natural disasters or other force majeure events. Losses at either location could materially adversely affect our product distributions, sales and consumer satisfaction.

The inventory of HOTSHOT is primarily concentrated in two warehouse locations. Any significant disruption to the operation of either warehouse location for any reason, such as a power failure, equipment breakdown, workforce disruption, or natural or similar disasters, could materially adversely affect our product distribution, sales and consumer satisfaction.

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

Our systems and operations and those of our partners, suppliers and Internet service providers are vulnerable to damage or interruption from fire, flood, earthquakes, power loss, server failure, telecommunications and Internet service failure, acts of war or terrorism, computer viruses and denial-of-service attacks, physical or electronic break-ins, sabotage, human error and similar events. Any of these events could lead to system interruptions, order fulfillment delays, and loss of critical data for us, our partners, our suppliers, or our Internet service providers, and could prevent us from accepting and fulfilling customer orders. Any significant interruption in the availability or functionality of our website or our customer processing, distribution, or communications systems, for any reason, could seriously harm our business, financial condition, and operating results.

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
Our business exposes us to the risk of liabilities arising out of our products and operations. For example, we may be liable for claims brought by users of our products or by employees, customers or other third parties for personal injury, loss, or property damage occurring in the course of our operations. We will seek to minimize these risks through various insurance policies from third-party insurance carriers. The insurance industry has become more selective in offering certain types of insurance, including product liability, product recall, cybersecurity and property casualty insurance. There can be no assurance that we will be able to obtain or maintain adequate amounts of such coverage or obtain comparable coverage on terms and conditions favorable to us, if at all. Further, we anticipate that any additional insurance coverage we may obtain will be subject to large individual claim deductibles, individual claim and aggregate policy limits and other terms and conditions. We cannot assure you that our insurance will be sufficient to cover our losses. Any losses that are not completely covered by our insurance could have a material adverse effect on our business, financial condition or results of operations, including preventing or limiting the commercialization of drug products and consumer products we develop, alone or with collaborators.

Unfavorable publicity or consumer acceptance of HOTSHOT or of dietary supplements or conventional beverages, generally, could reduce our sales.
We expect to be dependent upon consumer acceptance of the safety, efficacy and quality of our products. Consumer acceptance of products can be significantly influenced by customer reviews, social media, scientific research or findings, national media attention, the conduct and statements by athletes endorsing a product, other publicity about product use and discretionary income available to consumers. A product may initially be received favorably, resulting in high sales associated with that product that may not be sustainable as consumer preferences change. Alternatively, skepticism of claims made by companies in the conventional beverage and dietary supplement industries may limit the number of individuals that believe our consumer products are effective in preventing muscle cramps or providing any other claimed benefit, which may negatively our ability to generate significant sales from our consumer products.
For instance, many consumers currently believe that hydration, stretching and sports drinks are sufficient to prevent EAMCs. To successfully market HOTSHOT, we will need to convince consumers that these treatments, alone, are insufficient in relieving or preventing muscle cramps. Changing consumer behavior patterns may take months or years to accomplish and there is no guarantee that we will be successful in doing so. There is no guarantee that consumers will be willing to use our consumer product, particularly in light of the fact that HOTSHOT is priced at a premium to many conventional beverages. If consumers are not willing to purchase HOTSHOT, our ability to generate significant revenue from the sale of HOTSHOT may be limited.
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
HOTSHOT is formulated to address the needs of athletes and we expect to formulate our drug product candidates to address the needs of individuals suffering from severe neurological diseases. As a conventional beverage, we market our consumer products only to athletes suffering from EAMCs and not to individuals suffering from a disease. However, if our drug product candidates are not shown to be more effective than our consumer products in preventing muscle cramps, or patients or physicians believe our consumer products are just as effective as any approved drug product candidates, individuals suffering from severe neurological diseases may elect to use our consumer products rather than our drug product candidates, if approved, which may limit the market for our drug products candidates.
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

•
new requirements under the federal Open Payments program, created under Section 6002 of ACA and its implementing regulations that certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children's Health Insurance Program (with certain exceptions) report annually to HHS information related to "payments or other transfers of value" made or distributed to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals and that applicable manufacturers and applicable group purchasing organizations report annually to HHS ownership and investment interests held by physicians (as defined above) and their immediate family members;

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

There have been judicial and Congressional challenges to certain aspects of the ACA, as well as recent efforts by the Trump administration to repeal or replace certain aspects of the ACA. and we expect there will be additional challenges and amendments in the future. Since January 2017, President Trump has signed two Executive Orders designed to delay the implementation of any certain provisions of the ACA or otherwise circumvent some of the requirements for health insurance mandated by the ACA. Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of the ACA. While Congress has not passed comprehensive repeal legislation, two bills affecting the implementation of certain taxes under the ACA have been enacted. The Tax Cuts and Jobs Act of 2017 includes a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate”. Additionally, on January 22, 2018, President Trump signed a continuing resolution on appropriations for fiscal year 2018 that delayed the implementation of certain ACA-mandated fees, including the so-called “Cadillac” tax on certain high cost employer-sponsored insurance plans, the annual fee imposed on certain health insurance providers based on market share, and the medical device excise tax on non-exempt medical devices. Congress also could consider additional legislation to repeal or replace elements of the ACA. We cannot predict how the ACA, its possible repeal, or any legislation that may be proposed to replace the ACA will impact our business.
In addition, other legislative changes have been proposed and adopted since ACA was enacted. In August 2011, the President signed into law the Budget Control Act of 2011, which, among other things, created the Joint Select Committee on Deficit Reduction to recommend proposals in spending reductions to Congress. The Joint Select Committee on Deficit Reduction did not achieve its targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, triggering the legislation's automatic reductions to several government programs. These reductions include aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, which went into effect in April 2013 and will remain in effect through 2025 unless additional Congressional action is taken. In January 2013, then President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, reduced Medicare payments to several providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These new laws may result in additional reductions in Medicare and other healthcare funding, which could have a material adverse effect on our customers and accordingly, our financial operations. Further, under the recently enacted Drug Quality and Security Act, drug manufacturers will be subject to product identification, tracing and verification requirements, among other requirements, that are designed to improve the detection and removal of counterfeit, stolen, contaminated or otherwise potentially harmful drugs from the U.S. drug supply chain. These requirements will be phased in over several years and compliance with this new law will likely increase the costs of the manufacture and distribution of drug products, which could have an adverse effect on our financial condition. Further, there has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, at the federal level there have been several recent U.S. Congressional inquiries and proposed bills designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the cost of drugs under Medicare, and reform government program reimbursement methodologies for drugs. Congress and the Trump administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. At the state level, legislatures are increasingly passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.
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
Our future success depends on our ability to retain key executives and to attract, retain and motivate qualified personnel. We are highly dependent on William McVicar, our President and Chief Executive Officer, Thomas Wessel, our Chief Medical Officer, and John McCabe, our Chief Financial Officer. Although we have employment agreements with Drs. McVicar and Wessel and Mr. McCabe, these agreements do not prevent them from terminating their employment with us at any time. We do not maintain “key person” insurance for any of our executives or other employees. The loss of the services of any of these persons could impede the achievement of our research, development and commercialization objectives.
We will need to grow the size of our organization, and we may experience difficulties in managing this growth.
As of March 2, 2018, we had 20 full-time employees and two part-time employees. As our development and commercialization plans and strategies develop, we expect to need additional research and development, managerial, operational, sales, marketing, financial and other resources. Future growth would impose significant added responsibilities on members of management, including:

•	managing our clinical trials effectively;

•	continuing the commercialization of HOTSHOT;

•	assessing strategic alternatives for our consumer business segment;

•	identifying, recruiting, maintaining, motivating and integrating additional employees;

•	managing our internal development efforts effectively while complying with our contractual obligations to other third parties;

•	improving our managerial, development, operational, sales and finance systems; and

•	developing our compliance infrastructure and processes to ensure compliance with complex regulations and industry standards regarding us and our product candidates.
As our operations expand, we expect that we will need to manage additional relationships with various strategic partners, suppliers and other third parties. Our future financial performance and our ability to commercialize our product candidates and to compete effectively will depend, in part, on our ability to manage any future growth effectively. To that end, we must be able to manage our development efforts and clinical studies and trials effectively and hire, train and integrate additional personnel. We may not be able to accomplish these tasks, and our failure to accomplish any of them could prevent us from successfully growing our company.
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
The Leahy-Smith Act include a number of significant changes to U.S. patent law. These include provisions that affect the way patent applications are prosecuted, redefine prior art and provide more efficient and cost-effective avenues for competitors to challenge the validity of patents. The Leahy-Smith Act and its implementation could make it more difficult to obtain patent protection for our inventions and increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could harm our business, results of operations and financial condition.
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
We believe trademarks are an important element of the success of our consumer brand and products. We have obtained a trademark for the HOTSHOT name and other marks associated with our consumer brand. There can be no assurance that the registrations we obtain will prevent the imitation of our products or infringement of our intellectual property rights by others. If a third party copies our products in a manner that projects lesser quality or carries a negative connotation, our brand image could be materially adversely affected.
Risks Related to Ownership of Our Common Stock
The market price of our common stock may be highly volatile and you could lose all or part of your investment.
The market price of our common stock is likely to be volatile. Our stock price could be subject to wide fluctuations in response to a variety of factors, including the following:

•	negative results from, delays in commencing or completing, or terminating our clinical trials;

•	inability to obtain additional funding;

•	sales of our common stock by us or our stockholders in the future;

•	trading volume of our common stock;

•	failure to generate significant sales for HOTSHOT;

•	an announcement related to the outcome of our review of strategic alternatives for our consumer business segment;

•	any delay in filing an IND for any drug product candidate and any adverse development or perceived adverse development with respect to the FDA's review of that IND;

•	failure to successfully develop and commercialize our drug product candidates or consumer products;

•	changes in laws or regulations applicable to our consumer products or drug product candidates, including without limitation, coverage and reimbursement policies;

•	inability to obtain adequate product supply for our drug product candidates or consumer product, or the inability to do so at acceptable prices;

•	adverse regulatory decisions;

•	introduction of new products or technologies by our competitors;

•	failure to meet or exceed product development or financial projections we provide to the public;

•	failure to meet or exceed the estimates and projections of the investment community;

•	the perception of the pharmaceutical industry or conventional beverage industry by the public, legislatures, regulators and the investment community;

•	announcements of significant acquisitions, strategic partnerships, joint ventures or capital commitments by us or our competitors;

•	disputes or other developments relating to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies;

•	additions or departures of key scientific or management personnel;

•	significant lawsuits, including patent or stockholder litigation; and

•	changes in the market valuations of similar companies.
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
As of March 2, 2018, our executive officers, directors, 5% or greater stockholders and their affiliates beneficially owned approximately 45.6% of our voting stock. Therefore, these stockholders will have the ability to exert significant control over us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders, acting together, may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may believe are in your best interest as one of our stockholders or entrench our management and/or the board of directors.
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

We are an "emerging growth company," as defined in the Jumpstart Our Business Startups Act, or the JOBS Act. For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not "emerging growth companies," including exemption from compliance with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation. We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our initial public offering, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.
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
As a public company, we incur significant legal, accounting and other expenses that we did not incur as a private company. In addition, the Sarbanes-Oxley Act of 2002, as well as rules subsequently implemented by the SEC, and The Nasdaq Global Market have imposed various requirements on public companies. In July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, was enacted. There are significant corporate governance and executive compensation related provisions in the Dodd-Frank Act that require the SEC to adopt additional rules and regulations in these areas. Stockholder activism, the current political environment and the current high level of government intervention and regulatory reform may lead to substantial new regulations and disclosure obligations, which may lead to additional compliance costs and impact (in ways we cannot currently anticipate) the manner in which we operate our business. Our management and other personnel will need to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly.
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
Item 1B.     Unresolved Staff Comments
Not applicable.
Item 2.         Properties
Our corporate headquarters are located at a 7,234 square foot leased facility in Boston, MA, which is used for our corporate, research and development and sales and marketing functions. Our lease expires on August 31, 2019. We believe that our existing facility is sufficient for our needs for the foreseeable future.

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

Year Ended December 31, 2017	High	Low
First Quarter	$5.78	$4.00
Second Quarter	$4.57	$3.06
Third Quarter	$4.43	$3.18
Fourth Quarter	$4.34	$2.74

Year Ended December 31, 2016	High	Low
First Quarter	$12.48	$6.53
Second Quarter	$13.16	$9.06
Third Quarter	$12.10	$10.33
Fourth Quarter	$11.73	$4.67

On March 2, 2018, the last reported sale price of our common stock was $4.18.

Holders of Record

As of March 2, 2018, we had approximately 24 holders of record of our common stock. Certain shares are held in "street" name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number.

Dividend Policy

We have never declared or paid any cash dividends on our common stock. We currently intend to retain future earnings to fund the development and growth of our business. We do not expect to pay any cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities

We did not purchase any of our registered equity securities during the period covered by this Annual Report.
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

Item 6.         Selected Consolidated Financial Data
The following table sets forth our selected consolidated financial data. We derived the consolidated statement of operations data for each of the years ended December 31, 2017, December 31, 2016 and December 31, 2015, and the consolidated balance sheet data as of December 31, 2017 and December 31, 2016 from our audited consolidated financial statements, included elsewhere in this Annual Report. The statements of operations data for the period from inception (February 26, 2014) to December 31, 2014, and the balance sheet data as of December 31, 2015 and December 21, 2014, are derived from our audited financial statements, which are not included herein. Our historical results are not necessarily indicative of results to be expected for any period in the future. The selected consolidated financial data presented below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and the related notes thereto, included elsewhere in this Annual Report. The selected consolidated financial data in this section is not intended to replace our consolidated financial statements and the related notes thereto.

	Year Ended December 31, 2017	Year Ended December 31, 2016	Year Ended December 31, 2015	Period from February 26, 2014 (Inception) to December 31, 2014
Consolidated Statement of Operations Data:
Net product revenue	$1,260,973	$989,918	$—	$—
Other revenue	13,526	20,745	—	—
Total revenue	1,274,499	1,010,663	—	—
Costs and expenses:
Cost of product revenue	506,530	662,747	—	—
Research and development	16,989,911	20,378,161	12,749,379	4,003,911
Selling, general and administrative	18,503,684	19,855,987	16,464,279	4,025,895
Total costs and expenses	36,000,125	40,896,895	29,213,658	8,029,806
Loss from operations	(34,725,626)	(39,886,232)	(29,213,658)	(8,029,806)
Interest income, net	291,964	393,109	72,028	18,946
Net loss attributable to common stockholders	$(34,433,662)	$(39,493,123)	$(29,141,630)	$(8,010,860)
Net loss per share attributable to common stockholders — basic and diluted(1)	$(1.99)	$(2.43)	$(2.08)	$(4.57)
Weighted-average number of common shares outstanding — basic and diluted(1)	17,260,626	16,233,985	14,032,916	1,753,024

(1)
See Note 2 and Note 14 of our consolidated financial statements included elsewhere herein for an explanation of the method used to compute basic and diluted net loss per share of common stock and the weighted-average number of shares used in computation of the per share amounts.

	As of December 31, 2017	As of December 31, 2016	As of December 31, 2015	As of December 31, 2014
Consolidated Balance Sheet Data:
Cash, cash equivalents and marketable securities	$33,315,759	$61,074,973	$93,651,992	$33,854,153
Working capital(2)	28,687,467	58,578,074	89,400,216	33,157,388
Total assets	34,992,772	63,214,979	95,069,838	35,611,398
Convertible preferred stock	—	—	—	41,031,167
Accumulated deficit	(111,079,275)	(76,645,613)	(37,152,490)	(8,010,860)
Total stockholders' equity (deficit)	29,105,888	59,317,386	92,192,408	(6,538,340)

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
Introduction
Our Management's Discussion and Analysis of Financial Condition and Results of Operations, or MD&A, is provided in addition to the accompanying consolidated financial statements and notes to assist readers in understanding our results of operations, financial condition, and cash flows. MD&A is organized as follows:
Overview - A discussion of our business and overall analysis of financial and other highlights in order to provide context for the remainder of MD&A.
Results of Operations - An analysis of our financial results comparing the year ended December 31, 2017 to the year ended December 31, 2016, and the year ended December 31, 2016 to the year ended December 31, 2015.
Liquidity and Capital Resources - An analysis of changes in our consolidated balance sheets and cash flows, and discussion of our financial condition and potential sources of liquidity.
Critical Accounting Policies and Significant Judgments and Estimates - A discussion of critical accounting policies and those that require us to make subjective estimates and judgments.
Overview
We are a biotechnology company that is developing innovative and proprietary treatments for muscle cramps, spasms and spasticity associated with severe neurological conditions and exercise-associated muscle cramps. Our lead drug product candidate, FLX-787, is currently being studied in an exploratory Phase 2 clinical trial in Australia in patients with multiple sclerosis, or MS, and in two Phase 2 clinical trials in the United States. One Phase 2 clinical trial in the United States is in patients with motor neuron disease, or MND, primarily with amyotrophic lateral sclerosis, or ALS, who suffer from muscle cramps. FLX-787 is being developed for ALS under fast track designation which was granted by the Food and Drug Administration, or FDA, in July 2017. The other Phase 2 clinical trial in the United States is in patients with Charcot-Marie-Tooth disease, or CMT, who suffer from muscle cramps. In 2016, we launched our consumer product, HOTSHOT®, to prevent and treat exercise-associated muscle cramps, or EAMCs.
Muscle cramps and spasms are involuntary, often painful, contractions that can last several minutes and, in many instances, result in prolonged soreness. Muscle cramps and spasms are thought to result from hyperexcitable alpha-motor neurons. Spasticity is characterized by the combination of weakness and velocity-dependent resistance to stretch, in the same muscle. This reflex hyperexcitability may be due to lost inhibition in spinal cord circuits. FLX-787, HOTSHOT and our other drug product candidates are based on a mechanism of action we describe as chemical neurostimulation. We believe chemical neurostimulation to be a process in which a molecule, such as FLX-787, acts topically on the surfaces of the mouth, throat, esophagus and stomach to produce a sensory signal by activating nerves in those tissues. That signal is thought to ultimately result in a beneficial effect. Specifically, our product candidates activate certain receptors known as transient receptor potential, or TRP, ion channels in primary sensory neurons producing a signal believed to inhibit neuronal circuits and thereby reduce hyperexcitability in the neurons that fire muscles. Reduced alpha-motor neuron hyperexcitability in spinal cord circuits is thought to suppress repetitive firing of alpha-motor neurons, thereby preventing or reducing muscle cramps and spasms, and potentially reducing reflex hyperexcitability and therefore spasticity.
HOTSHOT is our consumer beverage containing a proprietary formulation of TRP activators. Historically, we have marketed HOTSHOT to endurance athletes who drink it before, during and after exercise to prevent and treat EAMCs.  We recently expanded our efforts to address a larger target market of both endurance and non-endurance athletes and to promote an additional set of benefits. In a recent in-home study, the vast majority of endurance and non-endurance athletes surveyed reported that HOTSHOT was also effective in helping reduce muscle soreness and muscle pain. We have started to promote these additional benefits to endurance and non-endurance athletes in order both to attract new consumers and to increase use occasions among current consumers.
Concurrent with our efforts to grow HOTSHOT, on January 22, 2018, we disclosed that we engaged an investment banking firm to assist with the consideration of strategic alternatives for our consumer business segment.
Effective in the second quarter of 2016 and in connection with the launch of HOTSHOT, we began operating as the following two reportable segments:

•	the Consumer Operations segment, which reflects the total revenue and costs and expenses for HOTSHOT and our consumer operations; and

•
the Drug Development segment, which reflects the costs and expenses related to our efforts to develop innovative and proprietary drug products to treat muscle cramps, spasms and spasticity associated with severe neurological conditions.

We disclose information about our reportable segments based on the way that we organize segments within the Company for making operating decisions and assessing financial performance. See Note 15 to our consolidated financial statements included elsewhere in this Annual Report for certain financial information related to our reportable segments.
We have incurred an operating loss since our inception and we anticipate that we will continue to incur operating losses for at least the next several years. Our net loss and our accumulated deficit was $34.4 million and $111.1 million, respectively, for the year ended December 31, 2017, and as of December 31, 2017. To date, we have financed our operations with net proceeds from the private placement of our preferred stock and our initial public offering. We expect to continue incurring significant research and development expenses related to the development of our drug product candidates and significant selling, general and administrative expenses as we support our research and development efforts, operate as a public company and continue to commercialize HOTSHOT. As a result, we will need additional capital to fund our future operations.
Components of Operating Results
Revenue
Revenue is comprised of net product revenue and other revenue. Net product revenue includes sales of HOTSHOT finished goods to e-commerce customers, specialty retailers and sports teams. Other revenue consists of payments made by customers for expedited shipping and handling. Revenue is recognized when persuasive evidence of an arrangement exists, delivery of the product has occurred, the sales price is fixed or determinable and collectibility is reasonably assured. As we currently do not have adequate history to accurately estimate refunds, all e-commerce sales, and their related costs, are deferred and revenue is recognized once the refund period lapses. For sales through September 30, 2016, we issued refunds to e-commerce customers, upon request, within 21 days of shipment. When we began selling HOTSHOT on a third-party e-commerce website in October 2016, the refund period and related deferral period increased, as we began offering refunds to e-commerce customers, upon request, within 30 days of delivery, for purchases subsequent to September 30, 2016. Specialty retailers and sports team sales are not offered a right of return or refund and revenue is recognized at the time products are delivered. Discounts provided to customers are accounted for as a reduction of product revenue. Total revenue is presented net of any taxes collected from customers and remitted to governmental authorities.
When purchasing via our branded website, customers may purchase HOTSHOT in packs of 6, 12 bottles or 24 bottles and are offered a first-time purchase discount for a 6 pack. In 2018, we began offering a pack of 3 bottles and began offering the first-time purchase discount on this configuration. We expect that a significant portion of our total revenue will continue to be generated through our branded website. We also sell HOTSHOT via third-party e-commerce websites, including a retailer that offers international shipping. Generally, we realize higher revenue per bottle from our e-commerce sales as opposed to third-party website, sports team and specialty retailer sales. HOTSHOT is generally sold to specialty retailers and sports teams in multi-pack cases.
Future sales of HOTSHOT are expected to vary from quarter to quarter and will be impacted by the number of visitors attracted to our branded website and third-party websites, those that purchase, seasonality and the amount of repeat sales that we are able to generate through e-commerce. Future sales will also be impacted by the amount of revenue that we are able to generate through retail channels. Our inability to generate sufficient revenues could have a material adverse impact on our consumer operations.

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
Cost of product revenue includes write-offs of inventory that becomes obsolete, that has a cost basis in excess of its estimated realizable value, or that exceeds projected sales. The amount of inventory write-offs will vary based upon factors such as inventory levels, production levels, projected sales of HOTSHOT and shelf-lives of our inventory components. If we are not successful in generating sufficient levels of revenue from HOTSHOT or if our other estimates prove to be inaccurate, future inventory write-offs may be required.
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

Since the launch of HOTSHOT, we continue to incur costs related to personnel and market research, and are also incurring costs related to our print and digital media campaigns, public relations activities and costs related to the distribution of our product. These distribution costs include shipping and handling costs incurred once our product is in salable condition.
Our selling, general and administrative expenses may increase as we support our research and development efforts, operate as public company and continue to commercialize HOTSHOT.
Interest Income, Net
Interest income, net primarily consists of interest income from our cash, cash equivalents and marketable securities, amortization and accretion of investment premiums and realized gains and losses.
Results of Operations
Year Ended December 31, 2017 Compared to the Year Ended December 31, 2016
The following table sets forth our results of operations for the year ended December 31, 2017 compared to the year ended December 31, 2016.

			Change
	Year Ended December 31, 2017	Year Ended December 31, 2016	$	%
Net product revenue	$1,260,973	$989,918	$271,055	27%
Other revenue	13,526	20,745	(7,219)	(35)%
Total revenue	1,274,499	1,010,663	263,836	26%
Costs and expenses:
Cost of product revenue	506,530	662,747	(156,217)	(24)%
Research and development	16,989,911	20,378,161	(3,388,250)	(17)%
Selling, general and administrative	18,503,684	19,855,987	(1,352,303)	(7)%
Total costs and expenses	36,000,125	40,896,895	(4,896,770)	(12)%
Loss from operations	(34,725,626)	(39,886,232)	5,160,606	(13)%
Interest income, net	291,964	393,109	(101,145)	(26)%
Net loss	$(34,433,662)	$(39,493,123)	$5,059,461	(13)%

Revenue
Our Consumer Operations segment generated all of our revenue during the year ended December 31, 2017, totaling $1.3 million, as compared to $1.0 million for the year ended December 31, 2016 through sales of HOTSHOT and expedited shipping and handling purchases. HOTSHOT launched in the second quarter of 2016. Revenue was driven by our HOTSHOT marketing, sales and promotional efforts, including our print and digital media campaigns, public relation efforts, field marketing efforts and other sales and promotional activities.
Sales via e-commerce represented approximately 82% of our total revenue for the year ended December 31, 2017 compared to 92% for the year ended December 31, 2016. E-commerce revenue decreased as a percentage of total revenue in the comparative periods due to an increase in specialty retailer and sports team revenue in 2017.
During the year ended December 31, 2017, we sold approximately 298,000 bottles of HOTSHOT at an average total revenue per bottle of $4.28, compared to 210,000 bottles at an average total revenue per bottle of $4.81 during the year ended December 31, 2016. The decrease in average total revenue per bottle is due to various price promotions that were offered to customers during 2017 to attract new and repeat customers. The increase in the number of bottles sold was a result of HOTSHOT being sold for a full year in 2017, compared to a partial year in 2016.
Cost of Product Revenue

All costs of product revenue are recorded by our Consumer Operations segment and relate to the production and sale of HOTSHOT. Cost of product revenue was $0.5 million for the year ended December 31, 2017 compared to $0.7 million for the year ended December 31, 2016. Cost of product revenue during the year ended December 31, 2017 includes the cost of HOTSHOT sold, royalty expense, inventory write-offs of approximately $42,000 related to certain raw materials that are not expected to be used in future production runs and expiring finished goods, and depreciation expense of approximately $0.1 million related to manufacturing equipment used to support production. Cost of product revenue during the year ended December 31, 2016 included the cost of HOTSHOT sold, royalty expense, inventory write-offs of $0.3 million related to HOTSHOT finished goods that were not expected to be sold and depreciation expense of approximately $0.1 million.
Research and Development Expenses
Our Drug Development segment incurred the majority of our research and development expenses. Research and development expenses were $17.0 million for the year ended December 31, 2017 compared to $20.4 million for the year ended December 31, 2016. The 17% decrease of $3.4 million was primarily related to:

•
$1.9 million decrease in clinical activities and related work, primarily related to studies or activities completed in the prior year or ramping down in the current year, such as the submission of our IND, costs related to the identification of our drug product candidate and development of our drug substance, offset by startup, formulation and production costs for our FLX-787 Phase 2 clinical trials in the United States, which commenced in 2017, and other related studies and activities;

•
$0.9 million decrease in stock-based compensation expense, related primarily to the revaluation of non-employee awards and option grants at lower valuations than the prior year due to decreased stock price;

•	$0.3 million decrease related to salaries and benefits as average headcount for research and development personnel decreased compared to the prior year;

•	$0.2 million decrease related to our Consumer Operations segment, related to reduced formulation work for HOTSHOT compared to the prior year;

•	$0.2 million decrease in consulting expenses as we increased the use of consultants to assist with our IND efforts, which we began in 2016 and completed in the first quarter of 2017; and

•	$0.1 million increase in rent expense due to entering into a new lease agreement in 2017 for our current corporate headquarters.
Selling, General and Administrative Expenses
Selling, general and administrative includes expenses that are incurred by our Consumer Operations segment, as well as corporate and unallocated amounts that do not relate to a reportable segment. Selling, general and administrative expenses were $18.5 million for the year ended December 31, 2017 compared to $19.9 million for the year ended December 31, 2016. The 7% decrease of $1.4 million was primarily related to:

•
$1.5 million decrease in stock-based compensation expense, related primarily to the revaluation of non-employee awards and option grants at lower valuations than the prior year due to decreased stock price, as well as a stock option award modification in the prior year;

•	$0.8 million decrease related to salaries and benefits, as Consumer Operations and corporate headcount decreased from the prior year;

•	$0.3 million decrease in external consulting costs within our Consumer Operations segment due to decreased use of consultants;

•	$0.6 million of increased costs within our Consumer Operations segment for HOTSHOT print and digital media campaigns and sponsorship programs, as well as costs related to our branded website;

•	$0.4 million increase in consulting expenses to supplement our corporate personnel;

•
$0.1 million increase in rent expense due to the termination of our lease agreement for our office in New York, NY, as well as increase in rent expense due to entering into a new lease agreement for our current corporate headquarters; and

•	$0.1 million increase related to 12 months of distribution costs for HOTSHOT sales in 2017, as the product launched during the second quarter of 2016.
Loss from Operations
Our consolidated loss from operations for the year ended December 31, 2017 totaled $34.7 million. Of this total, $8.9 million of the operating loss was incurred by our Consumer Operations segment, $16.7 million was incurred by our Drug Development segment and the remaining $9.1 million related to corporate and unallocated costs. The operating loss incurred by the Consumer Operations segment was driven by sales, marketing, promotional and distribution costs related to HOTSHOT, and personnel-related expenses, including stock-based compensation. These costs were slightly offset by the total revenue generated from HOTSHOT sales during the year ended December 31, 2017. The operating loss incurred by the Drug Development segment relates to costs incurred for FLX-787 formulation, production and clinical study costs, other clinical study activities and personnel-related expenses, including stock-based compensation, as well as consulting costs.
Interest Income, net
Interest income, net, decreased by $0.1 million in the year ended December 31, 2017 compared to the year ended December 31, 2016 as we had lower available cash to invest.
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

Revenue
Our Consumer Operations segment generated all of our revenue through sales of HOTSHOT and purchases of expedited shipping and handling. Revenue totaled $1.0 million for the approximate seven month period from the launch of HOTSHOT in June 2016 to December 31, 2016. Revenue was driven by our HOTSHOT pre-launch and launch efforts, print and digital media campaigns, public relation efforts and other sales and promotional activities. Sales via e-commerce represented approximately 92% of our total revenue for the year ended December 31, 2016. From launch in June of 2016 through December 31, 2016, the Company sold approximately 210,000 bottles of HOTSHOT at an average total revenue per bottle of $4.81. There were no sales during the year ended December 31, 2015.
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
Research and Development Expenses
Our Drug Development segment incurred the majority of our research and development expenses. Research and development expenses were $20.4 million for the year ended December 31, 2016 compared to $12.7 million for the year ended December 31, 2015. The 60% increase of $7.6 million was primarily related to:

•
$7.5 million of increased costs related to clinical studies of various formulations of our extract formulation and drug product candidates, including FLX-787, in the United States, increased costs related to clinical studies of FLX-787 outside of the United States, IND-supporting activities for FLX-787, and the manufacture of clinical supply;

•	$0.6 million increase in consulting expenses to supplement Drug Development segment personnel due to increased activities;

•	$0.2 million increase related to our Consumer Operations segment for research and formulation of HOTSHOT;

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

•	$0.5 million of increased external consulting costs for our Consumer Operations segment, primarily related to supporting HOTSHOT launch activities;

•
$0.3 million increase in stock-based compensation expense, primarily related to employee stock option grants, partially offset by the revaluation of non-employee awards at lower valuations due to decreased stock price;

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
Interest Income, net
Interest income, net, increased by $0.3 million in the year ended December 31, 2016 compared to the year ended December 31, 2015, as we increased our investments in U.S. government securities and corporate debt from money market accounts and interest rates increased, offset by lower available cash to invest.
Liquidity and Capital Resources
Overview
Since inception, we have incurred operating losses and we anticipate that we will continue to incur losses for at least the next several years. To date, we have generated limited revenue from sales of HOTSHOT, and have generated no revenue from any of our drug product candidates. We may not be successful in generating significant revenue from HOTSHOT. We expect to continue incurring significant research and development expenses related to the development of our drug product candidates as well as selling, general and administrative expenses related to supporting our research and development efforts, operating as a public company and supporting our HOTSHOT commercial efforts. As a result, we will need additional capital to fund our operations, which we may raise through a combination of equity offerings, debt financings, other third-party funding, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements.
As of December 31, 2017, we had $33.3 million in cash, cash equivalents and marketable securities, which were held in bank deposit accounts, money market funds, U.S. government agency securities, commercial paper and corporate debt securities.
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
As of December 31, 2017, we had no long-term debt.
We currently have no ongoing material financial commitments, such as lines of credit or guarantees that are expected to affect our liquidity over the next five years, other than leases.
Funding Requirements

We expect that we will require additional funding to develop and commercialize our drug product candidates. In addition, if we receive regulatory approval for any of our drug product candidates, and if we choose not to grant rights to commercialize our drug products to partners, we expect to incur significant commercialization expenses related to product manufacturing, sales, marketing and distribution activities. We also expect to incur additional costs to support our operations as well as the costs associated with operating as a public company.

Until we can generate a sufficient amount of revenue from our products, if ever, we expect to finance future cash needs through public or private equity or debt offerings. Additional capital may not be available on reasonable terms, if at all. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may have to significantly delay, scale back or discontinue the development or commercialization of one or more of our product candidates or sell or license some of our assets. If we raise additional funds through the issuance of additional debt or equity securities, it could result in dilution to our existing stockholders, increased fixed payment obligations and these securities may have rights senior to those of our common stock. If we incur indebtedness, we could become subject to covenants that would restrict our operations and potentially impair our competitiveness, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. Any of these events could significantly harm our business, financial condition and prospects.

Our primary uses of capital are, and we expect will continue to be, compensation and related expenses, clinical costs, third-party research and development costs, legal and other regulatory expenses, marketing, promotion and selling costs related to our consumer brand and products, external consulting costs and general administrative and overhead costs. Our future funding requirements will be heavily reliant upon the resources required to support our drug product candidates.

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
Consumer Brand and Products
The development and growth of HOTSHOT is uncertain, including the timing and resources needed to support successful commercialization. The success of HOTSHOT depends, in large part, on a growth strategy that establishes distribution and placement of the product, attracts consumers and maintains brand loyalty. Delays or unexpected costs related to HOTSHOT could significantly change the costs and timing of expenses associated with our consumer operations.

Concurrent with our efforts to grow HOTSHOT, on January 22, 2018, we disclosed that we engaged an investment banking firm to assist with the consideration of strategic alternatives for our consumer business segment.

Outlook
Based on our research and development plans, our consumer brand and HOTSHOT expenditure plans and our expectations of timing related to the progress of our clinical programs, we expect that our existing cash resources and marketable securities will enable us to fund our costs and expenses, working capital and capital expenditure requirements to mid-2019. We have based this estimate on assumptions that may prove to be wrong, however, and we could use our capital resources sooner than we expect. Additionally, the process of testing drug product candidates in clinical trials is costly, and the timing of progress of these efforts is uncertain.
Cash Flows

	Year Ended December 31, 2017	Year Ended December 31, 2016	Year Ended December 31, 2015
Net cash (used in) provided by:
Operating activities	$(27,722,198)	$(32,051,873)	$(20,746,118)
Investing activities	24,489,562	(12,240,880)	(27,265,091)
Financing activities	2,632	22,098	80,843,751
Net (decrease) increase in cash and cash equivalents	$(3,230,004)	$(44,270,655)	$32,832,542

Operating activities
Net cash used in operating activities for the year ended December 31, 2017 was $27.7 million, a decrease of $4.3 million compared to the same period in the prior year. The use of cash for the year ended December 31, 2017 was primarily related to our net loss for the period of $34.4 million, offset by non-cash charges consisting of stock compensation expense of $4.2 million, and depreciation, amortization and accretion on investments which totaled $0.3 million. Cash used in operations was also offset by a $2.2 million cash inflow from changes in operating assets and liabilities. This inflow was driven by an increase in accounts payable, accrued expenses and other current liabilities, and deferred rent of $2.0 million, and by a decrease in prepaid expenses and other current and noncurrent assets of $0.2 million. The increases in accounts payable and accrued expenses and other current liabilities relate to the timing of invoices, primarily related to clinical trial startup activities for our FLX-787 Phase 2 clinical trials in the United States. The increase in deferred rent is due to signing a direct lease for our corporate headquarters through 2019. The decrease in prepaid expenses and other current assets is mainly due to a decrease in accrued interest as we had lower cash to invest in the current year and as well as the timing of payments for Consumer Operations and corporate expenditures.

Net cash used in operating activities for the year ended December 31, 2016 was $32.1 million, an increase of $11.3 million compared to December 31, 2015. The use of cash for the year ended December 31, 2016 was primarily related to our net loss for the period of $39.5 million, offset by non-cash charges consisting of stock compensation expense of $6.6 million, and depreciation, amortization and accretion on investments which together totaled $0.3 million. Cash used in operations was also offset by a $0.6 million cash inflow from changes in operating assets and liabilities. This inflow was driven by an increase in accounts payable, accrued expenses and other current liabilities of $1.1 million, offset by an increase in prepaid expenses and other current and noncurrent assets of $0.1 million and an increase in inventory of $0.5 million. The increase in accounts payable, accrued expenses and other current liabilities was primarily due to an increase in clinical trial activity and an increase in compensation-related accruals. The increase in prepaid expenses and other current assets relates to the timing of payments for clinical trials and related activities, and the increase in inventory relates to the launch of HOTSHOT in the second quarter of 2016.
Investing Activities
Net cash provided by investing activities for the year ended December 31, 2017 compared to the year ended December 31, 2016, increased $36.7 million, primarily related to a $36.3 million increase in net purchases and sales of marketable securities. This included $30.6 million increase in proceeds from maturities and sales of marketable securities and $5.7 million decrease in purchases of marketable securities as our cash balance available for investment decreased. Property and equipment acquisitions decreased $0.4 million, which primarily related to prior year activity of manufacturing equipment purchased to produce HOTSHOT and development of our branded website for HOTSHOT.

Net cash used in investing activities for the year ended December 31, 2016 compared to the year ended December 31, 2015, decreased $15.0 million, primarily related to a $15.3 million increase in net purchases and sales of marketable securities. This included $14.6 million increase in proceeds from maturities and sales of marketable securities and $0.7 million decrease in purchases of marketable securities. Property and equipment acquisitions increased $0.3 million, primarily related to purchases of manufacturing equipment used to produce HOTSHOT and the development of our branded website for e-commerce sales.
Financing Activities
Net cash provided by financing activities for the year ended December 31, 2017 did not change significantly compared to the year ended December 31, 2016. Cash provided by financing activities during the years ended December 31, 2017 and 2016 totaled $2,600 and $22,100, respectively, and related to proceeds from exercises of common stock.
Net cash provided by financing activities of $80.8 million for the year ended December 31, 2015 was primarily related to net proceeds of $79.9 million from completion of our IPO, and $0.4 million related to proceeds from exercises of common stock.
Contractual Obligations
The following summarizes our significant contractual obligations as of December 31, 2017:

Contractual Obligations	Total	Less Than 1 Year	1 - 3 Years
Operating lease obligations(1)	$777,655	$466,593	$311,062
Total	$777,655	$466,593	$311,062

(1)
Consists of our lease agreement for an approximate 7,200 square foot facility used for administrative, sales and marketing and research and development activities in Boston, Massachusetts. The Boston lease expires in August 31, 2019, and has a letter of credit in support of this lease in the amount of $126,595. On July 25, 2017, in conjunction with transitioning our consumer operations to Boston, we terminated our lease in New York, New York, which had been used to support our Consumer Operations segment sales and marketing personnel. As of the termination date, we had no remaining contractual obligations under that lease.

We have employment agreements with certain members of our management team that require the funding of specific payments, if certain events occur, such as the termination of employment without cause. These potential payment obligations are not included in the table above.
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
We have entered into a royalty agreement with certain of our founders under which these founders are paid a royalty of 2%, in the aggregate, of gross sales of any product sold by us or by any of our licensees for use in the treatment of any neuromuscular disorder, and that uses, incorporates or embodies (or is made using) any of our intellectual property (including any know-how). Royalty amounts earned by the founders during the twelve months ended December 31, 2017 and December 31, 2016 totaled approximately $25,000 and $20,000, respectively. Future royalty payments are not included in the table above as the amount of these payments is not determinable as it is dependent upon the achievement of the earlier mentioned revenue recognition.
Net Operating Loss and Research and Development Carryforwards
As of December 31, 2017, we had deferred tax assets of $28.5 million and deferred tax liabilities of approximately $4,000. The deferred tax assets have been offset by a valuation allowance due to uncertainties surrounding our ability to realize these tax benefits. The deferred tax assets are primarily composed of a federal and state net operating loss, or NOL, tax carryforward. As of December 31, 2017, we have a federal NOL carryforward of $91.2 million available to potentially offset future taxable income and state NOL carryforward of $90.4 million. We also have federal research and development tax credit carryforwards of $1.6 million available to potentially offset future federal income taxes. State research credit carryforwards total approximately $428,000. The federal net operating loss carryforwards and research and development tax credit carryforwards expire at various dates through 2037. In general, if we experience a greater than 50% aggregate change in ownership of certain significant stockholders over a three-year period, or a Section 382 ownership change, utilization of our pre-change net operating loss or research and development credit carryforwards are subject to an annual limitation under Section 382 of the Internal Revenue Code of 1986, as amended. Such limitations may result in expiration of a portion of the net operating loss or research and development credit carryforwards before utilization and may be substantial. We have not conducted an assessment to determine whether there may have been a Section 382 ownership change. If we experience a Section 382 ownership change as a result of future changes in our stock ownership, some of which changes are outside of our control, the tax benefits related to the net operating loss or research and development carryforwards may be limited or lost.
On December 22, 2017, the Tax Cuts and Jobs Act tax was signed into law. This legislation makes significant changes in U.S. tax law including a reduction in the corporate tax rates, changes to net operating loss carryforwards and carrybacks, and a repeal of the corporate alternative minimum tax. The legislation reduced the U.S. corporate tax rate from the current rate of 35% to 21%. As a result of the enacted law, we were required to revalue deferred tax assets and liabilities at the enacted rate. This revaluation resulted in a decrease in net deferred tax assets of $12.6 million and a corresponding reduction in the valuation allowance against these assets. There is no impact to income tax expense. The other provisions of the Tax Cuts and Jobs Act did not have a material impact on our 2017 consolidated financial statements.
On December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118, or SAB 118, which allows the recording of provisional amounts related to the revaluation of deferred tax assets and liabilities during a measurement period not to extend beyond one year of the enactment date. The ultimate accounting may differ from these provisional amounts due to, among other things, additional analysis, changes in interpretations and assumptions we have made, additional regulatory guidance that may be issued, and actions we may take as a result of the 2017 Tax Act. We expect to complete the final accounting within the measurement period.
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

Discounts provided to customers are accounted for as a reduction of product revenue.

Total revenue is presented net of taxes collected from customers and remitted to governmental authorities.
Stock-Based Compensation
Stock-based compensation for stock options granted to employees is measured at the date of grant based on the estimated fair value of the award. We estimate the grant date fair value and the resulting stock-based compensation expense using the Black-Scholes option pricing model. The grant date fair value of stock-based awards is recognized as an expense over the requisite service period of the award on a straight-line basis. For stock awards to employees, if the fair market value of the stock exceeds the sale price, the excess is expensed as stock-based compensation over the requisite service period.
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
We recorded total non-cash stock-based compensation expense to employees and non-employees of $4.2 million for the year ended December 31, 2017, $6.6 million for the year ended December 31, 2016 and $6.6 million for the year ended December 31, 2015. At December 31, 2017, we had $4.5 million of total unrecognized compensation cost related to non-vested equity awards. Total unrecognized compensation cost will be adjusted for the re-measurement of non-employee awards as well as future changes in employee and non-employee forfeitures, if any. We expect to recognize the unrecognized compensation over a remaining weighted-average period of 2.26 years. We expect our stock-based compensation expense to grow in future periods due to potential increases in the value of our common stock and increased number of awards granted to employees and non-employees.
The intrinsic value of all outstanding options as of December 31, 2017 was approximately $0.8 million, of which approximately $0.7 million related to vested options and the remainder related to unvested options. We expect to continue to grant stock options in the future, and, to the extent that we do, our actual stock-based compensation expense recognized in future periods will increase.

Performance-based stock option grants

Performance-based vesting criteria for stock options primarily relate to specific revenue targets at certain milestone dates. Stock-based compensation expense associated with performance-based stock options is recognized if the performance condition is considered probable of achievement using management’s best estimates. As of December 31, 2017, there were no performance-based stock options outstanding.
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

The following table presents the weighted-average assumptions used to estimate the fair value of options granted during the periods presented:

	Year ended December 31, 2017	Year ended December 31, 2016	Year ended December 31, 2015
Expected volatility	73.87% to 81.04%	71.01% to 74.20%	72.98% to 74.94%
Risk-free interest rate	1.83% to 2.40%	1.23% to 2.40%	1.62% to 2.49%
Expected term	5.3 - 9.5 years	5.3 - 10 years	5.3 - 10 years
Expected dividend yield	0%	0%	0%

We will continue to use judgment in evaluating the assumptions utilized for our stock-based compensation expense calculations on a prospective basis.
Prior to adoption of ASU No. 2016-09 Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, stock-based compensation expense was recognized net of estimated forfeitures, such that expense was recognized only for share-based awards that were expected to vest. A forfeiture rate was estimated annually and revised, if necessary, in subsequent periods if actual forfeitures differed from initial estimates. Upon adoption of ASU No. 2016-09 on January 1, 2017, we no longer apply a forfeiture rate and instead account for forfeitures as they occur. We recorded the difference in forfeiture estimate as a cumulative adjustment to retained earnings in the first quarter of 2017.
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
We may take advantage of these exemptions for up to five years following the completion of our IPO, or such earlier time that we are no longer an emerging growth company. We would cease to be an emerging growth company if we have more than $1.07 billion in annual revenues as of the end of any fiscal year, if we are deemed to be a large accelerated filer under the rules of the Securities and Exchange Commission, or SEC, or if we issue more than $1.0 billion of non-convertible debt over a three-year period.
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

Item 7A.     Quantitative and Qualitative Disclosures about Market Risk
The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates. As of December 31, 2017, we had cash, cash equivalents and marketable securities of $33.3 million. We invest in a variety of financial instruments, principally money market funds, U.S. government agency securities, commercial paper and investment-grade corporate debt securities. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Available for sale securities that we invest in are primarily subject to interest rate risk and may fall in value if market interest rates increase. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our portfolio.
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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2017. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework (2013). Based on our assessment, our management believes that, as of December 31, 2017, our internal control over financial reporting is effective.

Attestation Report of the Registered Public Accounting Firm

This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting due to an exemption established by the JOBS Act for "emerging growth companies."

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.     Other Information

The term of Christoph Westphal, M.D., Ph.D., as a member of the Company's Board of Directors was scheduled to expire at the 2018 Annual Meeting of Stockholders. On March 5, 2018, Dr. Westphal notified the Company that he was resigning from the Board of Directors, effective March 7, 2018. Dr. Westphal's resignation did not result from any disagreements with the Company.

PART III

Item 10.     Directors, Executive Officers and Corporate Governance
The information required by this item is incorporated by reference to the information set forth in the sections titled “Proposal 1 - Election of Directors,” "Information Regarding the Board of Directors and Corporate Governance," “Executive Officers” and "Section 16(a) Beneficial Ownership Reporting Compliance" in our proxy statement for our 2018 Annual Meeting of Stockholders.
Item 11.     Executive Compensation
The information required by this item is incorporated by reference to the information set forth in the sections titled “Executive and Director Compensation” and “Information Regarding the Board of Directors and Corporate Governance - Compensation Committee Interlocks and Insider Participation” in our proxy statement for our 2018 Annual Meeting of Stockholders.
Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is incorporated by reference to the information set forth in the sections titled “Security Ownership of Certain Beneficial Owners and Management” and “Securities Authorized for Issuance Under Equity Compensation Plans” in our proxy statement for our 2018 Annual Meeting of Stockholders.
Item 13.     Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated by reference to the information set forth in the sections titled “Transactions with Related Persons” and “Information Regarding the Board of Directors and Corporate Governance” in our proxy statement for our 2018 Annual Meeting of Stockholders.
Item 14.     Principal Accountant Fees and Services
The information required by this item is incorporated by reference to the information set forth in the section titled “Independent Registered Public Accounting Firm Fees" contained in Proposal 2 in our proxy statement for our 2018 Annual Meeting of Stockholders.

PART IV

Item 15.     Exhibits and Consolidated Financial Statement Schedules

Consolidated Financial Statements

The following consolidated financial statements are filed as a part of this Annual Report on Form 10-K:

Financial Statement Schedules

All other schedules are omitted because they are not required or the required information is included in the financial statements or notes thereto.

Exhibits

The exhibits listed below are filed as part of this Form 10-K other than Exhibit 32.1, which shall be deemed furnished.

Incorporated by reference herein
Number		Description	Form	Date Filed with SEC

3.1		Amended and Restated Certificate of Incorporation of the Registrant	Current Report on Form 8-K (File No. 001-36812)	February 9, 2015

3.2		Amended and Restated Bylaws of the Registrant	Current Report on Form 8-K (File No. 001-36812)	February 9, 2015

4.1		Form of Common Stock Certificate of the Registrant	Registration Statement on Form S-1 (File No. 333-201276), as amended.	January 13, 2015

4.2		Amended and Restated Investors' Rights Agreement, dated July 23, 2014, by and among the Registrant and certain of its stockholders	Registration Statement on Form S-1 (File No. 333-201276), as amended.	December 29, 2014

10.1	+	Form of Indemnity Agreement by and between the Registrant and its directors and officers	Registration Statement on Form S-1 (File No. 333-201276), as amended.	January 13, 2015

10.2	+	Flex Pharma, Inc. 2014 Equity Incentive Plan, as amended, and Forms of Stock Option Agreement, Notice of Exercise and Stock Option Grant Notice thereunder	Registration Statement on Form S-1 (File No. 333-201276), as amended.	December 29, 2014

10.3	+	Flex Pharma, Inc. 2015 Equity Incentive Plan	Registration Statement on Form S-1 (File No. 333-201276), as amended.	January 13, 2015

10.4	+	Forms of Stock Option Agreement, Notice of Exercise and Stock Option Grant Notice under the Flex Pharma, Inc. 2015 Equity Incentive Plan	Annual Report on Form 10-K (File No. 001-36812)	March 24, 2015

10.5	+	Flex Pharma, Inc. 2015 Employee Stock Purchase Plan	Registration Statement on Form S-1 (File No. 333-201276), as amended.	January 13, 2015

10.6	+	Flex Pharma, Inc. Non-Employee Director Compensation Policy, as revised	Annual Report on Form 10-K (File No. 001-36812)	March 8, 2017

10.7	+	Executive Employment Agreement, dated as of May 27, 2015, by and between the Registrant and Christoph Westphal	Current Report on Form 8-K (File No. 001-36812)	June 2, 2015

10.8	+	Offer Letter, dated December 23, 2014, by and between the Registrant and Thomas Wessel	Annual Report on Form 10-K (File No. 001-36812)	March 8, 2016

10.9	+	Amendment to Offer Letter, dated May 27, 2015, by and between the Registrant and Thomas Wessel	Annual Report on Form 10-K (File No. 001-36812)	March 8, 2016

10.10		Royalty Agreement, dated March 20, 2014, by and between the Registrant, Bruce Bean, Donald MacKinnon, Roderick MacKinnon and Christoph Westphal	Registration Statement on Form S-1 (File No. 333-201276), as amended.	December 29, 2014

10.11		Founders Agreement, dated February 25, 2014, by and among Bruce Bean, Donald MacKinnon, Roderick MacKinnon and Christoph Westphal, as adopted by the Registrant on February 27, 2014, as amended	Registration Statement on Form S-1 (File No. 333-201276), as amended.	December 29, 2014

10.12		Technology Assignment Agreement, dated March 20, 2014, by and between the Registrant, Catalyst Research, LLC, Bruce Bean, Donald MacKinnon and Roderick MacKinnon	Registration Statement on Form S-1 (File No. 333-201276), as amended.	December 29, 2014

10.13		Patent Assignment Agreement, dated March 20, 2014, by and between the Registrant, Bruce Bean, Donald MacKinnon and Roderick MacKinnon	Registration Statement on Form S-1 (File No. 333-201276), as amended.	December 29, 2014

10.14		Lease Agreement, dated January 27, 2017, between the Registrant and BP Prucenter Acquisition LLC	Current Report on Form 8-K (Filed No. 001-36812), as amended.	February 2, 2017

Incorporated by reference herein
Number		Description	Form	Date Filed with SEC

10.15		License Agreement, dated May 1, 2014, by and between the Registrant and ECLDS, LLC, as amended	Current Report on Form 10-Q (File No. 001-36812)	August 3, 2016

10.16	+	Executive Employment Agreement, dated as of May 27, 2015, by and between the Registrant and John McCabe	Current Report on Form 8-K (File No. 001-36812)	June 2, 2015

10.17	+	Amendment to Executive Employment Agreement dated December 14, 2016 between John McCabe and the Registrant	Current Report on Form 8-K (File No. 001-36812)	December 15, 2016

10.18	+	Executive Employment Agreement, dated as of July 15, 2015, by and between the Registrant and Katharine Lindemann	Current Report on Form 8-K (File No. 001-36812)	September 9, 2015

10.19	+	Executive Employment Agreement, dated as of May 27, 2015, by and between the Registrant and Robert Hadfield	Annual Report on Form 10-K (File No. 001-36812)	March 8, 2016

10.20	+	Executive Employment Agreement, dated as of May 27, 2015, by and between the Registrant and Elizabeth Woo	Annual Report on Form 10-K (File No. 001-36812)	March 8, 2016

10.21	+	Executive Employment Agreement, dated as of April 5, 2017, by and between the Registrant and William McVicar	Current Report on Form 8-K (File No. 001-36812)	April 5, 2017

10.22	+	Amendment to Executive Employment Agreement, dated as of July 6, 2017, by and between the Registrant and William McVicar	Current Report on Form 8-K (File No. 001-36812)	July 11, 2017

10.23	+	Amended and Restated Executive Employment Agreement, dated as of August 1, 2017, by and between the Registrant and William McVicar	Annual Report on Form 10-Q (File No. 001-36812)	November 6, 2017

10.24	†	Production Agreement with Aseptic Solutions USA, LLC and Flex Innovation Group LLC	Quarterly Report on Form 10-Q (File No. 001-36812)	May 4, 2016

10.25	†	Supply Agreement dated May 9, 2016 by and between Trilogy Essential Ingredients Inc. and Flex Innovation Group LLC	Quarterly Report on Form 10-Q (File No. 001-36812)	August 3, 2016

21.1		Subsidiaries of the Registrant	Annual Report on Form 10-K (File No. 001-36812)	March 8, 2016

23.1		Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm

24.1		Power of Attorney is made to the signature page hereto

31.1		Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934

31.2		Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934

32.1	#	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(b) or 15d-14(b) of the Exchange Act and 18 U.S.C. Section 1350

101.INS	*	XBRL Instance Document

101.SCH	*	XBRL Taxonomy Extension Schema Document

Incorporated by reference herein
Number		Description	Form	Date Filed with SEC

101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document.

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

Flex Pharma, Inc.
Index to Consolidated Financial Statements
As of December 31, 2017 and 2016, for the year ended December 31, 2017, for the year ended December 31, 2016 and for the year ended December 31, 2015

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of
Flex Pharma, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Flex Pharma, Inc. (the “Company”) as of December 31, 2017 and 2016, and the related consolidated statements of operations, comprehensive loss, convertible preferred stock and stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2014.

Boston, Massachusetts
March 7, 2018

FLEX PHARMA, INC.
CONSOLIDATED BALANCE SHEETS

	December 31, 2017	December 31, 2016

Assets
Current assets:
Cash and cash equivalents	$19,186,036	$22,416,040
Marketable securities	14,129,723	38,658,933
Accounts receivable	10,385	12,181
Inventory	431,891	454,132
Prepaid expenses and other current assets	777,102	925,983
Total current assets	34,535,137	62,467,269
Property and equipment, net	331,040	556,315
Other assets	—	64,800
Restricted cash	126,595	126,595
Total assets	$34,992,772	$63,214,979
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$2,004,440	$1,192,183
Accrued expenses and other current liabilities	3,712,221	2,587,573
Deferred revenue	72,188	88,344
Deferred rent, current portion	58,821	21,095
Total current liabilities	5,847,670	3,889,195
Deferred rent, net of current portion	39,214	8,398
Total liabilities	5,886,884	3,897,593
Stockholders' equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized at December 31, 2017 and December 31, 2016; none issued or outstanding at December 31, 2017 and December 31, 2016	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized at December 31, 2017 and December 31, 2016, 17,972,166 and 17,970,590 shares issued at December 31, 2017 and December 31, 2016, respectively, and 17,797,178 and 16,773,798 shares outstanding at December 31, 2017 and December 31, 2016, respectively	1,780	1,678
Additional paid-in capital	140,184,630	135,962,935
Accumulated other comprehensive loss	(1,247)	(1,614)
Accumulated deficit	(111,079,275)	(76,645,613)
Total stockholders' equity	29,105,888	59,317,386
Total liabilities and stockholders' equity	$34,992,772	$63,214,979

See accompanying notes to consolidated financial statements.

FLEX PHARMA, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31, 2017	Year Ended December 31, 2016	Year Ended December 31, 2015
Net product revenue	$1,260,973	$989,918	$—
Other revenue	13,526	20,745	—
Total revenue	1,274,499	1,010,663	—
Costs and expenses:
Cost of product revenue	506,530	662,747	—
Research and development	16,989,911	20,378,161	12,749,379
Selling, general and administrative	18,503,684	19,855,987	16,464,279
Total costs and expenses	36,000,125	40,896,895	29,213,658
Loss from operations	(34,725,626)	(39,886,232)	(29,213,658)
Interest income, net	291,964	393,109	72,028
Net loss	$(34,433,662)	$(39,493,123)	$(29,141,630)
Net loss attributable to common stockholders	$(34,433,662)	$(39,493,123)	$(29,141,630)
Net loss per share attributable to common stockholders — basic and diluted	$(1.99)	$(2.43)	$(2.08)
Weighted-average number of common shares outstanding — basic and diluted	17,260,626	16,233,985	14,032,916

See accompanying notes to consolidated financial statements.

FLEX PHARMA, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Year Ended December 31, 2017	Year Ended December 31, 2016	Year Ended December 31, 2015

Net Loss	$(34,433,662)	$(39,493,123)	$(29,141,630)
Other Comprehensive gain (loss):
Unrealized gain (loss) on available-for-sale securities	367	23,040	(24,654)
Comprehensive loss	$(34,433,295)	$(39,470,083)	$(29,166,284)

See accompanying notes to consolidated financial statements.

FLEX PHARMA, INC.
CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY

	Series A Convertible Preferred Stock		Series B Convertible Preferred Stock									Total Stockholders' Equity
					Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit

	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2014	15,775,221	$15,637,032	14,078,647	$25,394,135	—	$—	2,215,711	$221	$1,472,299	$—	$(8,010,860)	$(6,538,340)
Conversion of Series A convertible preferred stock to common stock	(15,775,221)	(15,637,032)	—	—	—	—	3,683,637	368	15,636,664	—	—	15,637,032
Conversion of Series B convertible preferred stock to common stock	—	—	(14,078,647)	(25,394,135)	—	—	3,287,471	329	25,393,806	—	—	25,394,135
IPO proceeds, net of offering costs of $7,998,871	—	—	—	—	—	—	5,491,191	549	79,859,636	—	—	79,860,185
Vesting of restricted common stock	—	—	—	—	—	—	1,016,328	102	(102)	—	—	—
Issuance of common stock from option exercises	—	—	—	—	—	—	47,280	5	408,316	—	—	408,321
Stock-based compensation expense	—	—	—	—	—	—	—	—	6,597,359	—	—	6,597,359
Unrealized loss on available-for-sale securities	—	—	—	—	—	—	—	—	—	(24,654)		(24,654)
Net loss	—	—	—	—	—	—	—	—	—	—	(29,141,630)	(29,141,630)
Balance at December 31, 2015	—	$—	—	$—	—	$—	15,741,618	$1,574	$129,367,978	$(24,654)	$(37,152,490)	$92,192,408
Vesting of restricted common stock	—	—	—	—	—	—	1,023,664	102	(102)	—	—	—
Issuance of common stock from option exercises	—	—	—	—	—	—	8,516	2	22,096	—	—	22,098
Stock-based compensation expense	—	—	—	—	—	—	—	—	6,572,963	—	—	6,572,963
Unrealized gain on available-for-sale securities	—	—	—	—	—	—	—	—	—	23,040	—	23,040
Net loss	—	—	—	—	—	—	—	—	—	—	(39,493,123)	(39,493,123)
Balance at December 31, 2016	—	$—	—	$—	—	$—	16,773,798	$1,678	$135,962,935	$(1,614)	$(76,645,613)	$59,317,386
Vesting of restricted common stock	—	—	—	—	—	—	1,021,804	102	(102)	—	—	—
Issuance of common stock from option exercises	—	—	—	—	—	—	1,576	—	2,632	—	—	2,632
Stock-based compensation expense	—	—	—	—	—	—	—	—	4,219,165	—	—	4,219,165
Unrealized gain on available-for-sale securities					—	—	—	—	—	367	—	367
Net loss	—	—	—	—	—	—	—	—	—	—	(34,433,662)	(34,433,662)
Balance at December 31, 2017	—	$—	—	$—	—	$—	17,797,178	$1,780	$140,184,630	$(1,247)	$(111,079,275)	$29,105,888

See accompanying notes to consolidated financial statements

FLEX PHARMA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2017	Year Ended December 31, 2016	Year Ended December 31, 2015
Operating activities
Net loss	$(34,433,662)	$(39,493,123)	$(29,141,630)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	324,548	277,231	49,881
Stock-based compensation expense	4,219,165	6,572,963	6,597,359
Amortization and accretion on investments	(68,139)	16,161	9,523
Other non-cash items	1,781	3,434	4,123
Changes in operating assets and liabilities:
Restricted cash	—	240	(27)
Accounts receivable	1,796	(12,181)	—
Inventory	22,241	(454,132)	—
Prepaid expenses and other current assets	148,881	(17,409)	(538,178)
Other assets	64,800	(64,800)	100,103
Accounts payable	819,357	309,437	621,393
Accrued expenses and other current liabilities	1,124,648	746,879	1,570,216
Deferred revenue	(16,156)	88,344	—
Deferred rent	68,542	(9,475)	(18,881)
Other long term liabilities	—	(15,442)	—
Net cash used in operating activities	(27,722,198)	(32,051,873)	(20,746,118)
Investing activities
Purchases of marketable securities	(32,987,697)	(38,682,081)	(39,397,769)
Proceeds from maturities and sales of marketable securities	57,585,413	26,995,324	12,398,295
Purchases of property and equipment	(113,498)	(559,378)	(265,617)
Proceeds from sales of property and equipment	5,344	5,255	—
Net cash provided by (used in) investing activities	24,489,562	(12,240,880)	(27,265,091)
Financing activities
Proceeds from initial public offering, net of offering costs	—	—	80,435,430
Proceeds from exercise of common stock	2,632	22,098	8,321
Proceeds from early exercise of common stock	—	—	400,000
Net cash provided by financing activities	2,632	22,098	80,843,751
Net (decrease) increase in cash and cash equivalents	(3,230,004)	(44,270,655)	32,832,542
Cash and cash equivalents at beginning of period	22,416,040	66,686,695	33,854,153
Cash and cash equivalents at end of period	$19,186,036	$22,416,040	$66,686,695
Supplemental cash flow information
Property and equipment purchases included in accounts payable and accrued expense	$—	$7,100	$106,680
IPO issuance costs paid in cash through December 31, 2014	$—	$—	$575,245

See accompanying notes to consolidated financial statements.

FLEX PHARMA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Organization and operations
The Company
Flex Pharma, Inc. (the "Company") is a biotechnology company that is developing innovative and proprietary treatments for muscle cramps, spasms and spasticity associated with severe neurological conditions and exercise-associated muscle cramps. The Company's lead drug product candidate, FLX-787, is currently being studied in an exploratory Phase 2 clinical trial in Australia in patients with multiple sclerosis, or MS, and in two Phase 2 clinical trials in the United States. One Phase 2 clinical trial in the United States is in patients with motor neuron disease, or MND, primarily with amyotrophic lateral sclerosis, or ALS, who suffer from muscle cramps. FLX-787 is being developed for ALS under fast track designation which was granted by the Food and Drug Administration in July 2017. The other Phase 2 clinical trial in the United States is in patients with Charcot-Marie-Tooth disease, or CMT, who suffer from muscle cramps. In 2016, the Company launched its consumer product, HOTSHOT®, to prevent and treat exercise-associated muscle cramps.
FLX-787, HOTSHOT and the Company's other drug product candidates are based on a mechanism of action the Company describes as chemical neurostimulation. The Company believes chemical neurostimulation to be a process in which a molecule, such as FLX-787, acts topically on the surfaces of the mouth, throat, esophagus and stomach to produce a sensory signal by activating nerves in those tissues. That signal is thought to ultimately result in a beneficial effect. Specifically, the Company's product candidates activate certain receptors known as transient receptor potential ion channels in primary sensory neurons producing a signal believed to inhibit neuronal circuits and thereby reduce hyperexcitability in the neurons that fire muscles. Reduced alpha-motor neuron hyperexcitability in spinal cord circuits is thought to suppress repetitive firing of alpha-motor neurons, thereby preventing or reducing muscle cramps and spasms, and potentially reducing reflex hyperexcitability and therefore spasticity.
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
Liquidity
The Company has incurred an accumulated deficit of $111,079,275 from February 26, 2014 (inception) through December 31, 2017, and will require substantial additional capital to fund its research and development and expenses related to its consumer brand and HOTSHOT. The Company had cash, cash equivalents and marketable securities of $33,315,759 at December 31, 2017. The Company's operating plan assumes: (1) the efforts of the Company's Drug Development segment are focused on the support and completion of current clinical trials; (2) reduced spending, compared to the prior year, by the Consumer Operations segment, including reduced marketing spend; and (3) limited headcount additions and corporate expenditures. Based on the Company's implemented operating plan, the Company believes that its existing cash, cash equivalents and marketable securities will be sufficient to allow the Company to fund its current operating plan for at least 12 months from the date the financial statements are issued. Management expects the Company to incur a loss for the foreseeable future. The Company's ability to achieve profitability in the future is dependent upon the successful development, approval and commercialization of its drug product candidates, and achieving a level of revenues adequate to support the Company's cost structure. The Company may never achieve profitability, and unless and until it does, the Company will continue to need to raise additional capital. Management intends to fund future operations through additional

FLEX PHARMA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

private or public debt or equity offerings, and may seek additional capital through arrangements with collaborators or from other sources. There can be no assurances, however, that additional funding will be available on terms acceptable to the Company, or at all. If the Company is unable to raise additional capital in sufficient amounts or on acceptable terms, the Company may have to significantly delay, scale back or discontinue the development or commercialization of one or more of it’s drug product candidates or sell or license assets in the Drug Development and Consumer Operations segments.
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

FLEX PHARMA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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
Discounts provided to customers are accounted for as a reduction of product revenue, and were approximately $278,000 and $135,000 for the years ended December 31, 2017 and December 31, 2016, respectively. There were no such discounts in 2015 as the Company had not yet launched HOTSHOT.
Net product revenue and other revenue are presented net of taxes collected from customers and remitted to governmental authorities.
The Company had no customers that represented greater than 10% of total revenue during the year ended December 31, 2017 or during the year ended December 31, 2016. All revenue was generated from sales within the United States.
Accounts receivable and allowance for doubtful accounts
Accounts receivable are stated at their carrying values, net of any allowances for doubtful accounts. Accounts receivable consist primarily of amounts due from specialty retailers and sports teams, for which collectibility is reasonably assured. Receivables are evaluated for collectibility on a regular basis and an allowance for doubtful accounts is recorded, if necessary. No allowance for doubtful accounts was deemed necessary at December 31, 2017 and December 31, 2016.
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
Inventory

FLEX PHARMA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The Company launched HOTSHOT in the second quarter of 2016 and began capitalizing inventory costs associated with HOTSHOT in the first quarter of 2016, when it was determined that the inventory costs had probable future economic benefit. Inventory is stated at the lower of cost or estimated net realizable value, on a first-in, first-out ("FIFO") basis.
The Company outsources the manufacture of HOTSHOT to a co-packer. Inventory at December 31, 2017 includes raw materials available for future production runs, as well as finished goods.
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
Advertising expense
Advertising expense consists of media and production costs related to print and digital advertising. All advertising is expensed as incurred. Total advertising expenses are included in selling, general and administrative and were approximately $3,566,000 and $2,936,000 for the years ended December 31, 2017 and December 31, 2016, respectively. There were no such costs in 2015 as the Company had not yet launched HOTSHOT.
Shipping and handling costs
Shipping and handling costs related to the movement of inventory to the Company's co-packer and from the co-packer to the Company's third-party warehousing and fulfillment partners is capitalized as inventory and expensed as a cost of product revenue when revenue is recognized. Shipping and handling costs to move finished goods from the Company's warehousing and third-party fulfillment partners to customer locations are included in selling, general and administrative expense in the consolidated statement of operations, and were approximately $261,000 and $170,000 for the years ended December 31, 2017 and December 31, 2016, respectively. There were no such costs in 2015 as the Company had not yet launched HOTSHOT.
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
Impairment of long-lived assets
The Company evaluates long-lived assets for potential impairment when events or changes in circumstances indicate the carrying value of the assets may not be recoverable. Recoverability is measured by comparing the book values of the assets to the expected future net undiscounted cash flows that the assets are expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the book value of the assets exceed their fair value. The Company has not recognized any impairment losses through December 31, 2017.
Research and development expense

FLEX PHARMA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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
Prior to adoption of ASU No. 2016-09 Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, share-based compensation expense was recognized net of estimated forfeitures, such that expense was recognized only for share-based awards that were expected to vest. A forfeiture rate was estimated annually and revised, if necessary, in subsequent periods if actual forfeitures differed from initial estimates. Upon adoption of ASU No. 2016-09 on January 1, 2017, the Company no longer applies a forfeiture rate and instead accounts for forfeitures as they occur.
Income taxes

FLEX PHARMA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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
The Company accounts for uncertain tax positions in accordance with the provisions of ASC 740. When uncertain tax positions exist, the Company recognizes the tax benefit of tax positions to the extent that the benefit will more likely than not be realized. The determination as to whether the tax benefit will more likely than not be realized is based upon the technical merits of the tax position as well as consideration of the available facts and circumstances. As of December 31, 2017 and December 31, 2016, the Company did not have any significant uncertain tax positions. The Company's practice is to recognize interest and/or penalties related to income tax matters in income tax expense.
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
For years ended December 31, 2017, December 31, 2016 and December 31, 2015, the Company has excluded the effects of all potentially dilutive shares from the weighted-average number of common shares outstanding as their inclusion in the computation for each period would be anti-dilutive due to the net loss per share incurred by the Company.
Comprehensive loss
Comprehensive loss is the change in equity of a company during a period from transactions and other events and circumstances, excluding transactions resulting from investments by owners and distributions to owners. Comprehensive loss includes net loss and the change in accumulated other comprehensive loss for the period. Accumulated other comprehensive loss consisted entirely of unrealized gains and losses on available-for-sale marketable securities for the years ended December 31, 2017, December 31, 2016 and December 31, 2015. See the consolidated statements of comprehensive loss for relevant disclosures.

The following tables summarize the changes in accumulated other comprehensive loss during the years ended December 31, 2017, December 31, 2016 and December 31, 2015.

Balance as of December 31, 2016	$(1,614)
Other comprehensive gain	367
Balance as of December 31, 2017	$(1,247)

Balance as of December 31, 2015	$(24,654)
Other comprehensive gain	23,040
Balance as of December 31, 2016	$(1,614)

FLEX PHARMA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Balance as of December 31, 2014	$—
Other comprehensive loss	(24,654)
Balance as of December 31, 2015	$(24,654)

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

The Company has evaluated the adoption impact of the guidance related to the Company's sales of HOTSHOT. Based on evaluation of the Company's revenue streams, the Company has determined that the timing of recognition for e-commerce sales will change by an immaterial amount, due to e-commerce refund rights. Through December 31, 2017 and prior to adoption of the new standard, since the Company does not have an adequate history to accurately estimate refunds, all e-commerce sales and related costs have been deferred and recognized once the refund period lapses. Under the new standard, the Company will estimate the amount of potential refunds and may recognize revenue related to some of these sales earlier if it is probable that a significant revenue reversal will not occur. Adoption will not have a significant impact on revenue recognition for the company's specialty retail or sports team channels, as no right of refund or return exists.
The guidance is not expected to have a material impact to the consolidated statements of operations or balance sheets in any prior or prospective reporting period. The Company has finalized its accounting policy, and has designed and implemented necessary changes to processes and controls to allow for proper recognition, presentation and disclosure upon adoption effective in the beginning of fiscal year 2018.
In July 2015, the FASB issued ASU No. 2015-11, Inventory (Topic 330). This ASU simplifies the measurement of inventory by requiring certain inventory to be measured at the lower of cost or net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The amendments in this ASU are effective for fiscal years beginning after December 15, 2016 and for interim periods therein. Subsequent measurement is unchanged for inventory measured using LIFO or the retail inventory method. The Company adopted this ASU as of March 31, 2017, which did not have a material impact on its condensed consolidated financial statements

In February 2016, the FASB issued ASU No. 2016-02, Leases. The ASU requires lessees to recognize the assets and liabilities on their balance sheet for the rights and obligations created by most leases and continue to recognize expenses on their income statements over the lease term. It will also require disclosures designed to give financial statement users information on the amount, timing, and uncertainty of cash flows arising from leases. The guidance is effective for annual reporting periods beginning after December 15, 2018, and interim periods within those years. Early adoption is permitted. While the Company is currently evaluating the effect this standard will have on its consolidated financial statements and timing of adoption, the Company expects that upon adoption, it will recognize

FLEX PHARMA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

right-of-use assets and lease liabilities and those amounts could be material. The Company is still assessing the expected impact on our consolidated statements of operations and cash flows.

In March 2016, the FASB issued ASU No. 2016-09, Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. This ASU simplifies the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The guidance is effective for annual reporting periods beginning after December 15, 2016, and interim periods within those annual periods. The Company adopted the new standard on January 1, 2017 and has elected to account for forfeitures as they occur. The change was applied on a modified retrospective basis with a cumulative effect adjustment to increase retained earnings by approximately $2,000, as of January 1, 2017. In addition, upon adoption of the new standard, the Company has additional deferred tax assets related to tax deductions from excess tax benefits related to the exercise of stock options. As a result, the deferred tax assets associated with net operating losses increased by approximately $42,000 in the first quarter of 2017. The amounts are offset by a corresponding increase in the valuation allowance. As such, there is no net effect on the Company’s consolidated statements of operations for the twelve months ended December 31, 2017.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. The update amends the guidance in ASU 230 Statement of Cash Flows, and clarifies how entities should classify certain cash receipts and cash payments on the statement of cash flows with the objective of reducing the existing diversity in practice related to eight specific cash flow issues. The amendments in this update are effective for fiscal years beginning after December 15, 2017, and interim periods within those years. Early adoption is permitted. The Company does not expect the adoption of ASU 2016-15 to have a material impact on its consolidated financial statements.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows, which amends ASU Topic 230. This update requires entities to show the changes in the total of cash, cash equivalents, restricted cash and restricted cash equivalents in the statement of cash flows. As a result, entities will no longer be required to present transfers between cash and cash equivalents and restricted cash and restricted cash equivalents in the statement of cash flows. When cash, cash equivalents, restricted cash and restricted cash equivalents are presented in more than one line item on the balance sheet, the new guidance requires a reconciliation of the totals in the statement of cash flows to the related captions in the balance sheet. Entities will also have to disclose the nature of their restricted cash and restricted cash equivalent balances. The guidance is effective for fiscal years beginning after December 15, 2017 and interim periods within those years. Early adoption is permitted. Entities are required to apply the guidance retrospectively. The new guidance will change the presentation of restricted cash in the Company's consolidated financial statements in the first quarter of 2018.

In May 2017, the FASB issued ASU 2017-09, Stock Compensation (Topic 718): Scope of Modification Accounting, to provide clarity and reduce diversity in practice, cost and complexity when applying the guidance in Topic 718. The guidance is effective for fiscal years beginning after December 15, 2017 and interim periods within those years. Early adoption is permitted. The Company does not expect the adoption of this guidance to have a material effect on its consolidated financial statements and related disclosures.

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

FLEX PHARMA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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
3. Restricted cash
As of December 31, 2017 and December 31, 2016, the Company had $126,595 of restricted cash in the form of a letter of credit. The Company maintains this letter of credit as a security deposit on the lease of its office space in Boston, Massachusetts (see Note 9).
4. Fair value measurements
The Company records cash equivalents and marketable securities at fair value. ASC Topic 820, Fair Value Measurements and Disclosures established a fair value hierarchy for those instruments measured at fair value that distinguishes between assumptions based on market data (observable inputs) and the Company’s own assumptions (unobservable inputs). The hierarchy consists of three levels:
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
The following table summarizes the cash equivalents and marketable securities measured at fair value on a recurring basis as of December 31, 2017 and December 31, 2016:

FLEX PHARMA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Level 1	Level 2	Level 3	Balance at December 31, 2017
Cash equivalents	$5,046,205	$—	$—	$5,046,205
Marketable securities:
U.S. government agency securities	—	8,986,259	—	8,986,259
Commercial paper	—	4,440,689	—	4,440,689
Corporate debt securities	—	702,775	—	702,775
	$5,046,205	$14,129,723	$—	$19,175,928

	Level 1	Level 2	Level 3	Balance at December 31, 2016
Cash equivalents	$11,681,074	$—	$—	$11,681,074
Marketable securities:
U.S. government agency securities	—	31,059,491	—	31,059,491
Commercial paper	—	6,081,202	—	6,081,202
Corporate debt securities	—	1,518,240	—	1,518,240
	$11,681,074	$38,658,933	$—	$50,340,007

Cash equivalents and marketable securities have been initially valued at the transaction price and subsequently valued, at the end of each reporting period, utilizing third-party pricing services or other market observable data. The pricing services utilize industry standard valuation models, including both income and market based approaches and observable market inputs to determine value. The majority of the Company's cash equivalents consist of money market funds that are valued based on publicly available quoted market prices for identical securities as of December 31, 2017. After completing its validation procedures, the Company did not adjust or override any fair value carrying amounts of as of December 31, 2017.
The carrying amounts reflected in the consolidated balance sheets for cash, accounts receivable, prepaid expenses and other current assets, accounts payable, accrued expenses and other current liabilities approximate their fair values at December 31, 2017 and 2016, due to their short-term nature.
The Company evaluates transfers between levels at the end of each reporting period. There were no transfers of assets or liabilities between Level 1 and Level 2 during the year ended December 31, 2017 or during the year ended December 31, 2016. The Company had no financial assets or liabilities that were classified as Level 3 at any point during the year ended December 31, 2017 or during the year ended December 31, 2016.
5. Cash equivalents and marketable securities
The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents. Cash equivalents as of December 31, 2017 and December 31, 2016 consisted of money market funds.
Marketable securities as of December 31, 2017 and December 31, 2016 consisted of corporate debt securities, commercial paper and U.S. government agency securities. Management determines the appropriate classification of the securities at the time they are acquired and evaluates the appropriateness of such classifications at each balance sheet date. The Company classifies its marketable securities as available-for-sale pursuant to ASC 320, Investments – Debt and Equity Securities. Marketable securities are recorded at fair value, with unrealized gains and losses included as a component of accumulated other comprehensive income (loss) in stockholders’ equity and a component of total comprehensive income (loss) in the consolidated statement of comprehensive income (loss), until realized. Realized gains and losses are included in investment income on a specific-identification basis. There

FLEX PHARMA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

were no realized gains on marketable securities during the year ended December 31, 2017, and there were immaterial realized gains on marketable securities during the year ended December 31, 2016.
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
Marketable securities at December 31, 2017 and December 31, 2016 consisted of the following:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
As of December 31, 2017
Current (due within 1 year):
U.S. government agency securities	$8,987,254	$38	$(1,033)	$8,986,259
Commercial paper	4,440,689	—	—	4,440,689
Corporate debt securities	703,027	—	(252)	702,775
Total	$14,130,970	$38	$(1,285)	$14,129,723

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
As of December 31, 2016
Current (due within 1 year):
U.S. government agency securities	$31,060,710	$2,912	$(4,131)	$31,059,491
Commercial paper	6,081,202	—	—	6,081,202
Corporate debt securities	1,518,635	—	(395)	1,518,240
Total	$38,660,547	$2,912	$(4,526)	$38,658,933

The Company held six securities that were in an unrealized loss position at both December 31, 2017 and December 31, 2016, all of which were in a continuous loss position for less than 12 months. The aggregate fair value of securities in an unrealized loss position was $8,191,315 and $16,519,620 at December 31, 2017 and December 31, 2016, respectively. There were no individual securities that were in a significant unrealized loss position as of December 31, 2017 or December 31, 2016. The Company evaluated its securities for other-than-temporary impairment and considered the decline in market value for the securities to be primarily attributable to current economic and market conditions. The Company has the intent and ability to hold such securities until recovery. Based on this analysis, these marketable securities were not considered to be other-than-temporarily impaired as of December 31, 2017.
At December 31, 2017 and December 31, 2016, all investments held by the Company were classified as current. Investments classified as current have maturities of less than one year. Investments classified as noncurrent are those that (i) have a maturity greater than one year and (ii) management does not intend to liquidate within the next year, although these funds are available for use and therefore classified as available-for-sale.
6. Inventory
The Company began capitalizing inventory as of March 31, 2016, when it was determined that the inventory had a probable future economic benefit. Inventory has been recorded at cost as of December 31, 2017 and December 31,

FLEX PHARMA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

2016. Costs capitalized at December 31, 2017 and December 31, 2016 relate to HOTSHOT finished goods, as well as raw materials available to be used for future production runs.
The following table presents inventory:

	December 31, 2017	December 31, 2016
Raw materials	$17,411	$19,888
Finished goods	414,480	434,244
Total inventory	$431,891	$454,132

In the second quarter of 2017, the Company completed a production run of HOTSHOT. From the second to fourth quarter of 2017, the Company wrote off materials purchased for production that were not expected to be used in future production runs, as well as expiring finished goods. In 2016, the Company wrote off raw materials purchased for production runs of HOTSHOT that were not expected to be used in future production runs, as well as finished goods not expected to be sold based upon projected sales, estimated product shelf life, the number of units produced and production level requirements.
Write-offs totaled approximately $42,000 and $282,000 for the years ended December 31, 2017 and December 31, 2016, respectively, and are included in cost of product revenue in the accompanying consolidated statement of operations.
The cost of product revenue related to deferred revenue is capitalized and recorded as cost of product revenue at the time the revenue is recognized.
7. Property and equipment, net
Property and equipment, net consists of the following:

	December 31, 2017	December 31, 2016
Manufacturing equipment	$421,999	$421,999
Computers and computer equipment	311,847	276,263
Website development costs	177,886	159,836
Laboratory equipment	13,368	13,368
Capital in progress	28,823	7,863
Total property and equipment	953,923	879,329
Accumulated depreciation	(622,883)	(323,014)
Property and equipment, net	$331,040	$556,315

Capital in progress consists of assets acquired but not yet placed into service. At December 31, 2017 capital in progress consisted of computers and computer equipment, and at December 31, 2016 capital in progress consisted of computers and website development costs.

Depreciation expense was $324,548, $277,231 and $49,881 for the years ended December 31, 2017, December 31, 2016, and December 31, 2015, respectively.

FLEX PHARMA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

8. Accrued expenses and other current liabilities
Accrued expenses and other current liabilities consist of the following:

	December 31, 2017	December 31, 2016
Research and development costs	$2,502,400	$938,665
Payroll and employee-related costs	874,246	1,453,665
Professional fees	227,980	153,219
Consumer product-related costs	107,595	42,024
Total	$3,712,221	$2,587,573

9. Commitments and contingencies
Lease commitments
On April 29, 2014, the Company leased office space in Boston, Massachusetts that was scheduled to expire on August 31, 2017. In January 2017, the Company signed a lease to extend the use of the same office space from September 1, 2017 to August 31, 2019.
Additionally, on October 21, 2014, the Company leased office space in New York, New York under an operating lease that was originally scheduled to expire on October 31, 2018. In March 2017, the Company commenced a plan to transition its consumer operations from New York to Boston. In connection with this transition, the Company terminated its New York office operating lease and was released from any further obligations in July 2017.
As of December 31, 2017, the minimum future lease payments under the Company's Boston operating lease was as follows:

2018	$466,593
2019	311,062
Total minimum lease payments	$777,655

Rent expense is being recognized on a straight-line basis. The Company recorded approximately $522,000, $337,000 and $253,000 of rent expense for the twelve months ended December 31, 2017, December 31, 2016 and December 31, 2015, respectively.
Royalty agreement
In March 2014, the Company entered into a royalty agreement with certain of its founders. Under the agreement, the Company agreed to pay the founders an aggregate royalty of 2% of gross sales of the Company's products in perpetuity. The Company began incurring royalty expense upon commencement of HOTSHOT sales during the second quarter of 2016. The Company recorded approximately $25,000 and $20,000 of royalty expense during the twelve months ended December 31, 2017 and December 31, 2016, respectively. Royalty amounts owed to the founders as of December 31, 2017 and December 31, 2016 were approximately $3,000 and $4,000. No royalty amounts were owed to the founders as of December 31, 2015.
Litigation

FLEX PHARMA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company is not a party to any litigation and does not have contingency reserves established for any litigation liabilities as of December 31, 2017.
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
In conjunction with the Company's IPO in February 2015, all shares of the Series A and Series B Preferred Stock converted into common stock. As of December 31, 2017, there were no shares of Series A convertible preferred stock or Series B convertible preferred stock authorized.
On February 3, 2015, the Company filed an amended and restated certificate of incorporation (the “Restated Certificate”) with the Secretary of State of the State of Delaware in connection with the closing of the Company’s IPO. As of December 31, 2017, under the Restated Certificate, the Company is authorized to issue 10,000,000 shares of preferred stock ("Preferred Stock") with a par value of $0.0001 per share. The Company has not issued any shares of Preferred Stock as of December 31, 2017.
11. Common stock
As of December 31, 2017, the Company had authorized 100,000,000 shares of common stock, $0.0001 par value per share. Each share of common stock is entitled to one vote. The holders of common stock are also entitled to receive dividends whenever funds are legally available and when declared by the board of directors. The Company does not intend to declare dividends for the foreseeable future.
Restricted common stock to founders
In March 2014, the Company sold 4,553,415 shares of restricted common stock to the founders of the Company ("recipients"), for $0.0004 per share, for total proceeds of $1,950. In April 2014, based upon anti-dilution provisions granted to the founders, an additional 867,314 shares of restricted common stock were sold to the same founders, after which the anti-dilution provisions were terminated. The restricted common stock vested 25% upon issuance, and the remaining 75% vests ratably over four years, during which time the Company has the right to repurchase the unvested shares held by a recipient if the relationship between such recipient and the Company ceases. If the relationship terminates, the Company has 90 days to repurchase unvested shares at $0.0004. Such shares are not accounted for as outstanding until they vest. There were 5,251,075 shares of restricted common stock outstanding as of December 31, 2017. Unvested restricted common stock awards to non-employees are re-measured at each vest date and each financial reporting date.
The following is a summary of restricted common stock activity:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2016	1,185,958	$0.10
Issued	—	—
Vested	(1,016,304)	0.10
Forfeited	—	—
Unvested at December 31, 2017	169,654	$0.10

FLEX PHARMA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The total fair value of shares vested during the twelve months ended 2017, 2016 and 2015 was approximately $3,840,000, $9,646,000 and $15,616,000 respectively.
Restricted common stock to consultants
There were no shares of restricted common stock granted to non-employee consultants and advisors during 2017 or 2015. During 2016, the Company granted a total of 18,194 of shares of restricted common stock to non-employee consultants and advisors. Such shares are not accounted for as outstanding until they vest. There were 12,860 shares of restricted common stock issued to consultants outstanding as of December 31, 2017. Unvested restricted common stock awards to non-employees are re-measured at each vest date and each financial reporting date.
The following is a summary of restricted common stock activity:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2016	10,834	$9.72
Issued	—	—
Vested	(5,500)	8.95
Forfeited	—	—
Unvested at December 31, 2017	5,334	$10.51

The total fair value of shares vested during the twelve months ended 2017 and 2016 was approximately $22,000 and $71,000, respectively. No shares were issued to consultants during the twelve months ended December 31, 2015.
Employee stock purchase plan
In 2015, the Company's Board of Directors adopted, and the Company's stockholders approved, the 2015 Employee Stock Purchase Plan (the "ESPP"). As of the December 31, 2017, no shares of common stock have been purchased under the ESPP.
Shares reserved for future issuance
The Company has reserved the following number of shares of common stock for future issuance:

	As of December 31,
	2017	2016
Stock-based compensation awards	3,439,820	2,722,573
Vesting of restricted common stock	174,988	1,196,792
Employee stock purchase plan	534,274	354,569
Total	4,149,082	4,273,934

12. Stock-based compensation
In March 2014, the Company adopted the Flex Pharma, Inc. 2014 Equity Incentive Plan (the "2014 Plan"), under which it had the ability to grant incentive stock options ("ISOs"), non-qualified stock options, restricted stock awards,

FLEX PHARMA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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
In January 2015, the Company's board of directors adopted, and the Company's stockholders approved, the 2015 Equity Incentive Plan (the "2015 Plan"), which became effective immediately prior to the closing of the Company's IPO. The 2015 Plan provides for the grant of ISOs, nonstatutory stock options, restricted stock awards, restricted stock units, stock appreciation rights, performance-based stock awards and other stock-based awards. Additionally, the 2015 Plan provides for the grant of performance-based cash awards. ISOs may be granted only to the Company's employees. All other awards may be granted to the Company's employees, including officers, and to non-employee directors and consultants. As of December 31, 2017, there were 859,329 shares remaining available for the grant of stock awards under the 2015 Plan.
There were no stock options issued to non-employee consultants or members of the Scientific Advisory Board during 2017. During 2016 and 2015, the Company granted a total of 14,670 and 10,507, respectively, of stock options to non-employee consultants and members of its Scientific Advisory Board. The options generally vest over a four-year period, and have a contractual term of ten years. The total stock-based compensation expense related to all non-employee stock options for the year ended December 31, 2017, December 31, 2016 and December 31, 2015 was approximately $201,000, $370,000 and $517,000, respectively.
The Company has awarded stock options to its employees, directors, advisors and consultants, pursuant to the plans described above. Stock options subsequent to the completion of the Company's IPO are granted with an exercise price equal to the closing market price of the Company's common stock on the date of grant. Stock options generally vest over one to four years and have a contractual term of ten years. Stock options are valued using the Black-Scholes option pricing model and compensation cost is recognized based on the resulting value over the service period. Unvested awards to non-employees are re-measured at each vest date and at each financial reporting date. The following table summarizes stock option activity for employees and non-employees for the twelve months ended December 31, 2017:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2016	2,156,250	$8.66	7.94	$1,605,684
Granted	1,059,500	4.20
Exercised	(1,576)	1.67
Forfeited	(418,642)	8.87
Expired	(215,041)	10.51
Outstanding at December 31, 2017	2,580,491	$6.65	7.55	$803,600
Exercisable at December 31, 2017	1,404,844	$7.21	6.56	$692,232
Vested or expected to vest at December 31, 2017	2,580,491	$6.65	7.55	$803,600

During 2017, 2016 and 2015, the Company granted stock options to purchase an aggregate of 1,059,500, 763,320, and 994,748 shares of its common stock, respectively. The weighted-average grant date fair value of option awards granted during 2017, 2016 and 2015 were $2.80, $6.35, and $8.55, respectively.

FLEX PHARMA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The number of stock options exercised during 2017, 2016 and 2015 were 1,576, 8,516, and 47,280, respectively. The weighted-average exercise price of options exercised during 2017, 2016 and 2015 was $1.67, $2.59, and $8.63, respectively. The total intrinsic value of options exercised during 2017, 2016 and 2015 was $2,606, $64,302, and $149,386, respectively. The intrinsic value is calculated as the difference between the fair value of the Company's common stock and the exercise price of the options at the date of exercise.
The Company estimates the fair value of each stock option award on the grant date using the Black-Scholes option-pricing model based on the following assumptions regarding the fair value of the underlying Common Stock on each measurement date:

	Year Ended December 31, 2017	Year Ended December 31, 2016	Year Ended December 31, 2015
Expected volatility	73.87% to 81.04%	71.01% to 74.20%	72.98% to 74.94%
Risk-free interest rate	1.83% to 2.40%	1.23% to 2.40%	1.62% to 2.49%
Expected term	5.3 - 9.5 years	5.3 - 10 years	5.3 - 10 years
Expected dividend yield	0%	0%	0%

Total stock-based compensation expense recognized for employee and non-employee restricted common stock, and stock options granted to employees and non-employees is included in the Company's consolidated statements of operations and comprehensive loss as follows:

	Year Ended December 31, 2017	Year Ended December 31, 2016	Year Ended December 31, 2015
Research and development	$1,545,737	$2,435,565	$3,192,063
Selling, general and administrative	2,673,428	4,137,398	3,405,296
Total	$4,219,165	$6,572,963	$6,597,359

Selling, general and administrative expense for the year ended December 31, 2016 included $285,000 related to stock options that were modified in connection with an employee termination agreement.
As of December 31, 2017, there was approximately $4,533,000 of total unrecognized compensation cost related to unvested equity awards. Total unrecognized compensation cost will be adjusted for the re-measurement of non-employee awards as well as future changes in employee and non-employee forfeitures, if any. The Company expects to recognize that cost over a remaining weighted-average period of 2.26 years.
13. Income taxes
For the years ended December 31, 2017, December 31, 2016 and December 31, 2015, the Company did not record a current or deferred income tax provision or benefit. The Company's losses before income taxes for the periods presented consisted solely of domestic losses.
On December 22, 2017, the President of the United States signed into law the Tax Cuts and Jobs Act tax reform legislation. This legislation makes significant changes in U.S. tax law including a reduction in the corporate tax rates, changes to net operating loss carryforwards and carrybacks, and a repeal of the corporate alternative minimum tax. The legislation reduced the U.S. corporate tax rate from the current rate of 35% to 21%. As a result of

FLEX PHARMA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

the enacted law, the Company was required to revalue deferred tax assets and liabilities at the enacted rate. This revaluation resulted in a decrease in net deferred tax assets of $12,600,000 and a corresponding reduction in the valuation allowance against these assets. There is no impact to income tax expense. The other provisions of the Tax Cuts and Jobs Act did not have a material impact on the 2017 consolidated financial statements.
On December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118, or SAB 118, to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed, including computations, in reasonable detail to complete the accounting for certain income tax effects of the Tax Reform Act. The Company has recognized the provisional tax impacts related to the revaluation of the deferred tax assets and liabilities and included these amounts in its consolidated financial statements for the year ended December 31, 2017. The ultimate impact may differ from these provisional amounts due to, among other things, additional analysis, changes in interpretations and assumptions the Company has made, additional regulatory guidance that may be issued, and actions the Company may take as a result of the Tax Reform Act. The accounting is expected to be complete when the 2017 U.S. corporate income tax return is filed in 2018.
The following table presents a reconciliation of income tax expense (benefit) computed at the statutory federal income tax rate to the effective income tax rate as reflected in the consolidated financial statements:

	Year Ended December 31, 2017	Year Ended December 31, 2016	Year Ended December 31, 2015
Federal income tax expense at statutory rate	35.0%	35.0%	35.0%
State income tax, net of federal benefit	5.0%	5.0%	3.4%
Permanent differences	(0.7)%	0.0%	(0.2)%
Stock-based compensation	(1.9)%	(2.6)%	(6.3)%
Research credits	2.2%	1.9%	1.8%
Other, net	(1.3)%	(0.1)%	0.4%
Payroll Tax Credit Election	(0.7)%	0.0%	0.0%
Change in valuation allowance	(1.1)%	(39.2)%	(34.1)%
Deferred rate change	(36.5)%	0.0%	0.0%
Effective tax rate	0.0%	0.0%	0.0%

FLEX PHARMA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Deferred income tax assets and liabilities are determined based upon temporary differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.
The following table presents the significant components of the Company's deferred tax assets and liabilities:

	December 31, 2017	December 31, 2016
Deferred tax assets:
U.S. and state net operating loss carryforwards	$24,744,841	$24,322,172
Accruals and other temporary differences	202,301	529,462
Amortization	35,783	32,171
Stock-based compensation	1,591,131	1,847,441
Tax credit carryforward	1,964,189	1,423,292
Total deferred tax assets	28,538,245	28,154,538
Less valuation allowance	(28,533,755)	(28,127,611)
Deferred tax assets	4,490	26,927
Deferred tax liabilities:
Stock-based compensation	(4,490)	(23,316)
Depreciation	—	(3,611)
Accruals and other temporary differences	—	—
Deferred tax liabilities	(4,490)	(26,927)
Net deferred tax assets	$—	$—

As of December 31, 2017, the Company has U.S. federal net operating loss carryforwards of approximately $91,200,000 and U.S. state net operating loss carryforwards of approximately $90,400,000 ($7,100,000 tax affected), which are available to reduce future taxable income. The Company also had federal research and development tax credit carryforwards of approximately $1,600,000 and state research and development tax credit carryforwards of approximately $428,000, which may be used to offset future tax liabilities.
The Company adopted ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting, for the quarter ended March 31, 2017.  As a result of adoption, the deferred tax assets associated net operating losses increased by approximately $42,000. These amounts were offset by a corresponding increase in the valuation allowance. The adoption of ASU 2016-09 had no impact to the Company’s consolidated statement of operations, balance sheet, or retained earnings.
The Company's federal and state operating loss carryforwards and tax credit carryforwards will expire at various dates through 2037. Under the provisions of the Internal Revenue Code, the net operating loss and tax credit carryforwards are subject to review and possible adjustment by the Internal Revenue Service and state tax authorities. Net operating loss and tax credit carryforwards may become subject to an annual limitation in the event of certain cumulative changes in the ownership interest of significant shareholders over a three-year period in excess of 50 percent, as defined under Sections 382 and 383 of the Internal Revenue Code, respectively, as well as similar state provisions. This could limit the amount of tax attributes that can be utilized annually to offset future taxable income or tax liabilities. The amount of the annual limitation is determined based on the value of the Company immediately prior to the ownership change. Subsequent ownership changes may further affect the limitation in future years. The Company has completed financings since its inception which may have resulted in a change in control as defined by Sections 382 and 383 of the Internal Revenue Code, or could result in a change in control in the future. The Company has not conducted an assessment to determine whether there may have been a Section 382 or 383 ownership changes.

FLEX PHARMA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

ASC 740 requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After considerations of all the evidence, both positive and negative, the Company continues to maintain a valuation allowance for the full amount of the 2017 deferred tax asset because it is more likely than not that the deferred tax asset will not be realized. The valuation allowance increased by approximately $406,000 from December 31, 2016 to December 31, 2017, primarily due to an increase in net operating losses.

The Company has no unrecognized tax benefits. Interest and penalty charges, if any, related to uncertain tax positions would be classified as income tax expenses in the accompanying consolidated statement of operations. At December 31, 2017 and 2016, the Company had no accrued interest or penalties related to uncertain tax positions.

Under the Protecting Americans from Tax Hikes Act, enacted in December 2015, certain qualified small businesses may elect to apply up to $250,000 of its federal research and development tax credit against the Social Security portion of its payroll tax liability. The Company elected the $250,000 credit on its 2016 tax return and utilized approximately $22,000 of the credit as a decrease to its payroll tax expense in 2017.
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
The following potentially dilutive securities outstanding, prior to the use of the treasury stock method or if-converted method, have been excluded from the computation of diluted weighted-average shares outstanding for the periods indicated, because including them would have had an anti-dilutive impact:

	Year Ended December 31, 2017	Year Ended December 31, 2016	Year Ended December 31, 2015
Options to purchase common stock	2,580,491	2,156,250	1,824,973
Unvested restricted common stock	174,988	1,196,792	2,202,262
Total	2,755,479	3,353,042	4,027,235

15. Segment Information
Effective as of the second quarter of 2016 and in connection with the launch of HOTSHOT, the Company operates as two reportable segments:

•	The Consumer Operations segment, which reflects the total revenue and costs and expenses related to HOTSHOT and the Company's consumer operations.

•
The Drug Development segment, which reflects the costs and expenses related to the Company's efforts to develop innovative and proprietary drug products to treat muscle cramps, spasms and spasticity associated with severe neurological conditions.

FLEX PHARMA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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
Information for the Company's reportable segments for the years ended December 31, 2017, December 31, 2016, and December 31, 2015 are as follows:

Year Ended December 31, 2017	Consumer Operations	Drug Development	Corporate	Consolidated
Total revenue	$1,274,499	—	—	$1,274,499
Loss from operations	$8,877,330	16,715,752	9,132,544	$34,725,626
Interest income, net	$—	—	291,964	$291,964

Year Ended December 31, 2016	Consumer Operations	Drug Development	Corporate	Consolidated
Total revenue	$1,010,663	—	—	$1,010,663
Loss from operations	$10,023,137	19,620,338	10,242,757	$39,886,232
Interest income, net	$—	—	393,109	$393,109

Year Ended December 31, 2015	Consumer Operations	Drug Development	Corporate	Consolidated
Total revenue	$—	—	—	$—
Loss from operations	$7,892,584	12,224,692	9,096,382	$29,213,658
Interest income, net	$—	—	72,028	$72,028
16. Related parties
Royalty agreement
In 2014, the Company entered into a royalty agreement with certain of the Company's founders under which these founders are paid a royalty of 2%, in the aggregate, of gross sales of any product sold by the Company or by any of the Company's licensees for use in the treatment of any neuromuscular disorder, and that uses, incorporates or embodies, or is made using, any of the Company's intellectual property, including any know-how.
Upon the launch of HOTSHOT in the second quarter of 2016, the Company's founders began earning royalties under this agreement. Royalty amounts earned by the founders during the years ended December 31, 2017 and December 31, 2016 totaled approximately $25,000 and $20,000, respectively, including approximately $3,000 and$4,000 not yet paid as of year end, respectively. There were no such amounts earned during the year ended December 31, 2015. Royalty expense is recorded in cost of product revenue in the consolidated statement of operations.
License agreement
For the period from May 2014 through July 2016, the Company licensed a portion of its office space to ECLDS, LLC, which was controlled by the Company's former Chief Executive Officer. In October 2015, the license agreement was assigned by ECLDS, LLC to a third party, that was not owned by the Company's former Chief Executive Officer, but for which a business relationship existed. In July 2016, the license agreement terminated.

FLEX PHARMA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Under the terms of the license, the entity charged the same rental rate as that was charged to the Company. During the years ended December 31, 2016 and December 31, 2015, the Company received approximately $32,000, and $61,000, respectively, in license fees from the aforementioned related party, and such amounts received have been recorded as a reduction to rent expense.
17. Quarterly financial information (unaudited)

	First Quarter Ended March 31, 2017	Second Quarter Ended June 30, 2017	Third Quarter Ended September 30, 2017	Fourth Quarter Ended December 31, 2017
Net product revenue	$240,292	$330,688	$407,241	$282,752
Other revenue	2,255	4,835	6,360	76
Total revenue	242,547	335,523	413,601	282,828
Costs and expenses:
Cost of product revenue	79,106	145,325	148,756	133,343
Research and development	3,914,974	4,076,220	4,739,360	4,259,357
Selling, general and administrative	4,594,716	4,990,943	4,934,937	3,983,088
Total costs and expenses	8,588,796	9,212,488	9,823,053	8,375,788
Loss from operations	(8,346,249)	(8,876,965)	(9,409,452)	(8,092,960)
Interest income, net	77,854	72,342	77,339	64,429
Net loss	$(8,268,395)	$(8,804,623)	$(9,332,113)	$(8,028,531)
Net loss per share attributable to common stockholders — basic and diluted	$(0.49)	$(0.51)	$(0.54)	$(0.46)
Weighted-average number of common shares outstanding — basic and diluted	16,873,512	17,130,264	17,386,249	17,642,646

	First Quarter Ended March 31, 2016	Second Quarter Ended June 30, 2016	Third Quarter Ended September 30, 2016	Fourth Quarter Ended December 31, 2016
Net product revenue	$—	$112,685	$586,134	$291,099
Other revenue	—	—	12,940	7,805
Total revenue	—	112,685	599,074	298,904
Costs and expenses:
Cost of product revenue	197,020	110,931	221,090	133,706
Research and development	4,387,079	6,094,921	5,665,357	4,230,804
Selling, general and administrative	5,111,695	5,377,784	5,447,847	3,918,661
Total costs and expenses	9,695,794	11,583,636	11,334,294	8,283,171
Loss from operations	(9,695,794)	(11,470,951)	(10,735,220)	(7,984,267)
Interest income, net	103,333	107,818	97,726	84,232
Net loss	$(9,592,461)	$(11,363,133)	$(10,637,494)	$(7,900,035)
Net loss per share attributable to common stockholders — basic and diluted	$(0.61)	$(0.71)	$(0.65)	$(0.48)
Weighted-average number of common shares outstanding — basic and diluted	15,843,532	16,105,555	16,361,617	16,619,596

18. Subsequent events

FLEX PHARMA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company has completed an evaluation of all subsequent events after the balance sheet date of December 31, 2017 through the date these consolidated financial statements were issued. The Company concluded that no subsequent events have occurred that require disclosure.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FLEX PHARMA, INC.

By:	/s/ William McVicar
William McVicar, Ph.D. President and Chief Executive Officer
POWER OF ATTORNEY
Know All Persons By These Presents, that each person whose signature appears below constitutes and appoints William McVicar, Ph.D. and John McCabe, and each of them, his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or either of them, or their or his substitutes or substitute, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ William McVicar	President, Chief Executive Officer, Member of the Board of Directors (Principal Executive Officer)	March 7, 2018
William McVicar, Ph.D.

/s/ John McCabe	Chief Financial Officer (Principal Financial and Accounting Officer)	March 7, 2018
John McCabe

/s/ Jeffrey Capello	Member of the Board of Directors	March 7, 2018
Jeffrey Capello

/s/ Peter Barton Hutt	Member of the Board of Directors	March 7, 2018
Peter Barton Hutt

/s/ Marc Kozin	Member of the Board of Directors	March 7, 2018
Marc Kozin

/s/ Roderick MacKinnon	Member of the Board of Directors	March 7, 2018
Roderick MacKinnon, M.D.

/s/ Stuart Randle	Member of the Board of Directors	March 7, 2018
Stuart Randle

/s/ Michelle Stacy	Member of the Board of Directors	March 7, 2018
Michelle Stacy

/s/ Roger Tung	Member of the Board of Directors	March 7, 2018
Roger Tung

/s/ Christoph Westphal	Member of the Board of Directors	March 7, 2018
Christoph Westphal, M.D., Ph.D.