Form 10-Q
period 2018-09-30
Flex Pharma, Inc.
filed 2018-11-05
CIK 1615219

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
OR
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of large accelerated filer, accelerated filer, smaller reporting company, and emerging growth company in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-accelerated Filer ☒	Smaller Reporting Company ☒	Emerging Growth Company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐ No ☒

As of October 31, 2018, there were 18,069,476 shares of common stock outstanding.

FLEX PHARMA, INC.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements that involve substantial risks and uncertainties. All statements, other than statements related to present facts or current conditions or historical facts, contained in this Quarterly Report on Form 10-Q, including statements regarding our strategy, future operations, future financial position, projected costs, expectations regarding the timing and outcome of the strategic review process, the expectations regarding our research and development efforts, the commercial prospects of our consumer product, and the plans and objectives of management, are forward looking statements. These factors also include, but are not limited to, those factors set forth in the sections entitled "Risk Factors," "Legal Proceedings," "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Quantitative and Qualitative Disclosures about Market Risk," and "Controls and Procedures" in this Quarterly Report on Form 10-Q, all of which you should review carefully. The words "anticipate," "believe," "estimate," "expect," "intend," "may," "plan," "predict," "project," "target," "potential," "will," "would," "could," "should," "continue" and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words.
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

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

FLEX PHARMA, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	September 30, 2018	December 31, 2017

Assets
Current assets:
Cash and cash equivalents	$12,961,126	$19,186,036
Marketable securities	—	14,129,723
Accounts receivable	20,993	10,385
Inventory	223,519	431,891
Prepaid expenses and other current assets	478,746	777,102
Total current assets	13,684,384	34,535,137
Property and equipment, net	127,090	331,040
Restricted cash	126,595	126,595
Total assets	$13,938,069	$34,992,772
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$1,279,258	$2,004,440
Accrued expenses and other current liabilities	1,554,679	3,712,221
Deferred revenue	—	72,188
Deferred rent, current portion	53,919	58,821
Total current liabilities	2,887,856	5,847,670
Deferred rent, net of current portion	—	39,214
Total liabilities	2,887,856	5,886,884
Stockholders' equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized at September 30, 2018 and December 31, 2017; none issued or outstanding at September 30, 2018 and December 31, 2017	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized at September 30, 2018 and December 31, 2017; 18,069,476 and 17,972,166 shares issued at September 30, 2018 and December 31, 2017, and 18,066,767 and 17,797,178 shares outstanding at September 30, 2018 and December 31, 2017, respectively	1,807	1,780
Additional paid-in capital	142,000,936	140,184,630
Accumulated other comprehensive loss	—	(1,247)
Accumulated deficit	(130,952,530)	(111,079,275)
Total stockholders' equity	11,050,213	29,105,888
Total liabilities and stockholders' equity	$13,938,069	$34,992,772

See accompanying notes to condensed consolidated financial statements.

FLEX PHARMA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended September 30, 2018	Three Months Ended September 30, 2017	Nine Months Ended September 30, 2018	Nine Months Ended September 30, 2017
Net product revenue	$247,284	$407,241	$664,955	$978,221
Other revenue	3,707	6,360	10,120	13,450
Total revenue	250,991	413,601	675,075	991,671
Costs and expenses:
Cost of product revenue	91,937	148,756	355,816	373,187
Research and development	865,765	4,739,360	11,720,535	12,730,554
Selling, general and administrative	1,959,872	4,934,937	8,651,808	14,520,596
Total costs and expenses	2,917,574	9,823,053	20,728,159	27,624,337
Loss from operations	(2,666,583)	(9,409,452)	(20,053,084)	(26,632,666)
Interest income, net	28,210	77,339	139,612	227,535
Net loss	$(2,638,373)	$(9,332,113)	$(19,913,472)	$(26,405,131)
Net loss attributable to common stockholders	$(2,638,373)	$(9,332,113)	$(19,913,472)	$(26,405,131)
Net loss per share attributable to common stockholders — basic and diluted	$(0.15)	$(0.54)	$(1.11)	$(1.54)
Weighted-average number of common shares outstanding — basic and diluted	18,066,548	17,386,249	17,999,877	17,131,887

See accompanying notes to condensed consolidated financial statements.

FLEX PHARMA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (Unaudited)

	Three Months Ended September 30, 2018	Three Months Ended September 30, 2017	Nine Months Ended September 30, 2018	Nine Months Ended September 30, 2017
Net loss	$(2,638,373)	$(9,332,113)	$(19,913,472)	$(26,405,131)
Other comprehensive gain (loss):
Unrealized gain (loss) on available-for-sale securities	—	4,305	1,247	303
Comprehensive loss	$(2,638,373)	$(9,327,808)	$(19,912,225)	$(26,404,828)

See accompanying notes to condensed consolidated financial statements.

FLEX PHARMA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended September 30, 2018	Nine Months Ended September 30, 2017
Operating activities
Net loss	$(19,913,472)	$(26,405,131)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	176,954	250,563
Stock-based compensation expense	1,698,323	3,266,879
Amortization and accretion on investments	11,537	(38,551)
Other non-cash items	22,274	—
Changes in operating assets and liabilities:
Accounts receivable	(3,848)	(22,953)
Inventory	191,380	(79,864)
Prepaid expenses and other current assets	283,463	(130,196)
Other assets	—	64,800
Accounts payable	(725,182)	(274,525)
Accrued expenses and other current liabilities	(2,161,081)	1,309,611
Deferred revenue	—	9,227
Deferred rent	(44,116)	83,247
Net cash used in operating activities	(20,463,768)	(21,966,893)
Investing activities
Purchases of marketable securities	(1,997,751)	(23,364,721)
Proceeds from maturities and sales of marketable securities	16,117,184	43,286,118
Purchases of property and equipment	—	(98,100)
Proceeds from sales of property and equipment	1,415	4,233
Net cash provided by investing activities	14,120,848	19,827,530
Financing activities
Proceeds from exercise of common stock	118,010	2,047
Net cash provided by financing activities	118,010	2,047
Net decrease in cash, cash equivalents and restricted cash	(6,224,910)	(2,137,316)
Cash, cash equivalents and restricted cash at beginning of period	19,312,631	22,542,635
Cash, cash equivalents and restricted cash at end of period	$13,087,721	$20,405,319
Supplemental cash flow information
Property and equipment purchases included in accounts payable at September 30, 2017	$—	$8,472
Property and equipment purchases included in accounts payable and accrued expenses at December 31, 2016	$—	$7,100

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
Additionally, in June 2018, the Company initiated a process to explore a range of strategic alternatives for enhancing stockholder value, including the potential sale or merger of the Company. Wedbush PacGrow has been engaged to act as the Company’s strategic financial advisor. The Company also announced the restructuring of the organization to reduce its cost structure in order to preserve liquidity. In connection with the restructuring plan, the Company reduced its workforce by approximately 60%, with the reduction completed as of September 30, 2018. While the strategic assessment is ongoing, the Company will continue to operate with a reduced internal team that will focus their efforts on limited research and development activities and operating its consumer business, which sells HOTSHOT®, the Company's consumer product launched in 2016 to prevent and treat exercise-associated muscle cramps.
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
Liquidity
The Company incurred a loss of $2,638,373 for the three months ended September 30, 2018, a loss of $19,913,472 for the nine months ended September 30, 2018 and had an accumulated deficit of $130,952,530 as of September 30, 2018. The Company had unrestricted cash and cash equivalents of $12,961,126 at September 30, 2018. The Company's operating plan assumes limited research and development activities and that the Consumer Operations segment will continue to sell HOTSHOT.
In the event that the Company does not complete a sale or merger, the Company (i) may elect to pursue a dissolution and liquidation of the Company or (ii) may continue to market HOTSHOT and operate its consumer business. If the Company dissolves and liquidates, the Company's common stockholders may lose their entire investment. The amount of assets available for distribution to the Company's stockholders will depend heavily on the timing of such liquidation as well as the amount of cash that will be needed for commitments and contingent liabilities.
Based on the Company's operating plan, the Company believes that its existing cash and cash equivalents will be sufficient to allow the Company to fund its current operating plan for at least 12 months from the date the financial statements are issued.
The Company cannot predict the outcome of its strategic assessment or whether and to what extent it will resume drug development activities for FLX-787 or other drug product candidates and to what extent it will promote and sell HOTSHOT or other consumer products in the future. Accordingly, it is difficult to predict future cash needs. Management does expect the Company to incur losses for the foreseeable future. The Company's ability to achieve profitability in the future is dependent upon achieving a level of revenues adequate to support the Company's cost structure. The Company may never achieve profitability, and unless and until it does, the Company will continue to need to raise additional capital. If the Company raises funds through the issuance of additional equity, whether through private placements or additional public offerings, such an issuance would dilute the stockholders' ownership in the Company. There can be no assurances, however, that additional funding will be available on terms acceptable to the Company, or at all.

2. Summary of significant accounting policies and recent accounting pronouncements
The accompanying unaudited condensed consolidated financial statements reflect the application of certain significant accounting policies as described below and elsewhere in these notes to the condensed consolidated financial statements. As of September 30, 2018, the Company’s significant accounting policies, which are detailed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017 (the “2017 10-K”), have not changed, other than as noted below.
Accounts receivable and allowance for doubtful accounts
Accounts receivable are stated at their carrying values, net of any allowances for doubtful accounts. Accounts receivable consist primarily of amounts due from specialty retailers and sports teams, for which collection is probable based on the customer's intent and ability to pay. Receivables are evaluated for collection probability on a regular basis and an allowance for doubtful accounts is recorded, if necessary. No allowance for doubtful accounts was deemed necessary at September 30, 2018 or December 31, 2017.
Restricted cash
The Company has restricted cash in the form of a letter of credit it maintains as a security deposit on the lease of its office space in Boston, Massachusetts.
Advertising expense
Advertising expense consists of media and production costs related to print and digital advertising. All advertising is expensed as incurred. Total advertising expenses are included in selling, general and administrative expenses in the condensed consolidated statement of operations, and were approximately $20,000 and $792,000 for the three and nine months ended September 30, 2018 and approximately $1,158,000 and $3,073,000 for the three and nine months ended September 30, 2017.
Shipping and handling costs
Shipping and handling costs related to the movement of inventory to the Company's co-packer and from the co-packer to the Company's third-party warehousing and fulfillment partners are capitalized as inventory and expensed as cost of product revenue when revenue is recognized. Shipping and handling costs to move finished goods from the Company's third-party warehousing and fulfillment partners to customer locations are included in selling, general and administrative expenses in the condensed consolidated statement of operations, and were approximately $27,000 and $81,000 for the three and nine months ended September 30, 2018, and approximately $64,000 and $145,000 for the three and nine months ended September 30, 2017.
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

The condensed consolidated financial statements as of September 30, 2018, for the three and nine months ended September 30, 2018 and 2017, and the related information contained within the notes to the condensed consolidated financial statements, are unaudited. The unaudited condensed consolidated financial statements have been prepared on the same basis as annual audited consolidated financial statements, and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of the Company’s condensed consolidated financial position as of September 30, 2018, and the statements of operations, comprehensive loss and cash flows for the three and nine month periods ended September 30, 2018 and 2017. The results for the three and nine months ended September 30, 2018 are not necessarily indicative of results to be expected for the year ending December 31, 2018, or any other future annual or interim periods.
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
In July 2018, the FASB issued ASU No. 2018-10, Codification Improvements to Topic 842, Leases. This ASU is intended to clarify or correct unintended application of the guidance outlined in ASU No. 2016-02. In July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842): Targeted Improvements. This ASU is intended to address comparative reporting requirements for initial adoption. The guidance is effective for annual reporting periods beginning after December 15, 2018, and interim periods within those years. Early adoption is permitted. While the

Company is currently evaluating the impact this standard will have on its consolidated financial statements, the Company expects that upon adoption, it will recognize right-of-use assets and lease liabilities and those amounts could be material.

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

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the condensed consolidated balance sheets that sum to the total of such amounts in the condensed consolidated statements of cash flows:

	September 30, 2018	December 31, 2017
Cash and cash equivalents	$12,961,126	$19,186,036
Restricted cash	126,595	126,595
Cash, cash equivalents and restricted cash shown on the condensed consolidated statement of cash flows	$13,087,721	$19,312,631

In May 2017, the FASB issued ASU No. 2017-09, Stock Compensation (Topic 718): Scope of Modification Accounting, to provide clarity and reduce diversity in practice, cost and complexity when applying the guidance of Topic 718. The guidance is effective for fiscal years beginning after December 15, 2017 and interim periods within those years. Early adoption is permitted and the guidance should be applied prospectively. The Company adopted ASU No. 2017-09 in the first quarter of 2018, which did not impact the Company's condensed consolidated financial statements or disclosures.

In June 2018, the FASB issued ASU No. 2018-07, Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting ("ASU No. 2018-07"). This ASU is intended to simplify aspects of share-based compensation issued to non-employees by making the guidance consistent with the accounting for employee share-based compensation. The guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within that year. Early adoption is permitted, but not before an entity has adopted ASC 606, and the guidance should be applied using a modified retrospective transition approach. The Company early adopted ASU No. 2018-07 on July 1, 2018 and revalued its unvested nonemployee awards as of the July 1, 2018 adoption date. The adoption did not have a material impact on the condensed consolidated financial statements and therefore a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year was not required.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement. This ASU modifies the disclosure requirements on fair value measurements in Topic 820, Fair Value Measurement. The guidance is effective for annual reporting periods beginning after December 15, 2019, and interim periods within those years. Early adoption is permitted. The Company is currently evaluating the impact of ASU No. 2018-13 on its consolidated financial statements and disclosures.

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
The cumulative effect of applying the new guidance to all contracts that were not completed as of January 1, 2018 was recorded as an adjustment to accumulated deficit of approximately $40,000 as of the adoption date, which was primarily the result of reducing deferred revenue by approximately $70,000 and deferred cost of product revenue and selling fees by approximately $30,000, that were recorded on the consolidated balance sheet at December 31, 2017. The Company would have recognized approximately $1,000 and $29,000 of additional total revenue during the three and nine months ended September 30, 2018, respectively, if the Company had continued to recognize revenue under ASC 605.
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
The transaction price is determined based on the consideration to which the Company will be entitled to receive in exchange for transferring goods to the customer. For sales through June 18, 2018, the Company offered refunds to e-commerce customers, upon request, within 30 days of delivery. For sales subsequent to June 18, 2018, the Company now offers refunds to e-commerce customers, upon request, within 14 days of delivery. The Company estimates the amount of potential refunds at each reporting period using a portfolio approach of historical data, adjusted for changes in expected customer experience, including seasonality and changes in economic factors, as necessary. For specialty retailers and sports teams, the Company does not offer a right of return or refund and revenue is recognized at the time products are delivered to customers.
Discounts provided to customers are accounted for as an element of the transaction price and as a reduction to revenue, and were approximately $2,000 and $19,000 for the three and nine months ended September 30, 2018, respectively, and approximately $82,000 and $202,000 for the three and nine months ended September 30, 2017, respectively.
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
Concentrations of credit risk
The Company had no customers that represented greater than 10% of total revenue during the three and nine months ended September 30, 2018 or the three and nine months ended September 30, 2017. The vast majority of revenue was generated from sales within the United States.
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
The following tables summarize the cash equivalents and marketable securities measured at fair value on a recurring basis as of September 30, 2018 and December 31, 2017:

	Level 1	Level 2	Level 3	Balance as of September 30, 2018
Cash equivalents	$2,321,614	$—	$—	$2,321,614
	$2,321,614	$—	$—	$2,321,614

	Level 1	Level 2	Level 3	Balance as of December 31, 2017
Cash equivalents	$5,046,205	$—	$—	$5,046,205
Marketable securities:
U.S. government agency securities	—	8,986,259	—	8,986,259
Commercial paper	—	4,440,689	—	4,440,689
Corporate debt securities	—	702,775	—	702,775
	$5,046,205	$14,129,723	$—	$19,175,928

Cash equivalents and marketable securities have been initially valued at the transaction price and subsequently valued, at the end of each reporting period, utilizing third-party pricing services or other market observable data. The third-party pricing services utilize industry standard valuation models, including both income and market based approaches and observable market inputs to determine value. The Company's cash equivalents consist of money market funds that are valued based on publicly available quoted market prices for identical securities as of September 30, 2018. After completing its validation procedures, the Company did not adjust or override any fair value carrying amounts as of September 30, 2018.
The carrying amounts reflected in the condensed consolidated balance sheets for cash, accounts receivable, prepaid expenses and other current assets, accounts payable, accrued expenses and other current liabilities approximate their fair values at September 30, 2018 and December 31, 2017, due to their short-term nature.
The Company evaluates transfers between levels at the end of each reporting period. There were no transfers of assets or liabilities between Level 1 and Level 2 during the nine months ended September 30, 2018 or the year ended December 31, 2017. The Company had no financial assets or liabilities that were classified as Level 3 at any time during the nine months ended September 30, 2018 or the year ended December 31, 2017.
5. Cash equivalents and marketable securities
The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents. Cash equivalents as of September 30, 2018 and December 31, 2017 consisted of money market funds.
The Company held no marketable securities as of September 30, 2018. Marketable securities as of December 31, 2017 consisted of U.S. government agency securities, commercial paper and corporate debt securities. Management determines the appropriate classification of the securities at the time they are acquired and evaluates the appropriateness of such classifications at each balance sheet date. The Company classifies its marketable securities as available-for-sale pursuant to ASC 320, Investments – Debt and Equity Securities. Marketable securities are recorded at fair value, with unrealized gains and losses included as a component of accumulated other comprehensive income (loss) in stockholders’ equity and a component of total comprehensive income (loss) in the condensed consolidated statement of comprehensive loss, until realized. Realized gains and losses are included in investment income on a specific-identification basis. There were no realized gains on marketable securities during the three and nine months ended September 30, 2018, or during the three and nine months ended September 30, 2017.
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
The Company held no marketable securities at September 30, 2018. Marketable securities at December 31, 2017 consisted of the following:

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
6. Inventory
Inventory has been recorded at cost as of September 30, 2018 and December 31, 2017. Costs capitalized at September 30, 2018 and December 31, 2017 relate to HOTSHOT finished goods, as well as raw materials available to be used for future production runs.
The following table presents inventory:

	September 30, 2018	December 31, 2017
Raw materials	$7,240	$17,411
Finished goods	216,279	414,480
Total inventory	$223,519	$431,891

In the second quarter of 2018, the Company wrote off raw materials that are not expected to be used in future production runs, as well as finished goods inventory no longer expected to be used for product sampling. In the prior year, the Company wrote off raw materials not expected to be used in future production runs and expiring finished goods not anticipated to be sold.

There were no inventory write-offs during the three months ended September 30, 2018. Write-offs totaled approximately $85,000 for the nine months ended September 30, 2018, and approximately $15,000 and $34,000 for the three and nine months ended September 30, 2017, respectively, and were included in cost of product revenue in the accompanying condensed consolidated statement of operations.

7. Accrued expenses and other current liabilities
Accrued expenses and other current liabilities consisted of the following:

	September 30, 2018	December 31, 2017
Phase 2 MND and CMT clinical trial-related costs	$609,222	$1,850,115
Payroll and other employee-related costs	430,560	874,246
Professional fees	284,725	227,980
Restructuring-related costs	189,927	—
Other research and development-related costs	23,808	652,285
Consumer product-related costs	16,437	107,595
Total	$1,554,679	$3,712,221

Phase 2 MND and CMT clinical trial-related costs

In June 2018, the Company announced that it was ending its ongoing Phase 2 clinical trials of FLX-787 in MND and CMT due to oral tolerability concerns observed in both studies.

The close out of the studies resulted in increased expense during the second quarter of 2018, with the remainder of close out costs occurring in the third quarter of 2018. Accrued costs as of September 30, 2018 totaled approximately $610,000. All work for the studies was complete as of September 30, 2018. Previously, the Company expected work for the studies to take place through mid-2019.

Restructuring-related costs

In June 2018, the Company's Board of Directors ("Board") approved a corporate restructuring plan to reduce the Company's cost structure. In connection with the corporate restructuring plan, the Company reduced its workforce by approximately 60%, with the reduction completed as of September 30, 2018.
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
During the three months ended September 30, 2018, the Company recognized expense for restructuring-related activities of approximately $212,000, which is comprised of approximately $77,000 of one-time termination benefit costs for terminated employees and approximately $147,000 in retention benefits for seven retained employees who have retention bonuses not contingent on a change in control event, partially offset by approximately $12,000 recorded as a credit to termination benefits under ongoing benefit arrangements for terminated employees as certain benefit payments are no longer expected to occur. During the nine months ended September 30, 2018, the Company recognized expense for restructuring-related activities of approximately $1,130,000 which is comprised of approximately $851,000 recorded as termination benefits under ongoing benefit arrangements for terminated employees, approximately $99,000 as one-time termination benefit costs for terminated employees, approximately $165,000 in retention benefits for seven retained employees who have retention bonuses not triggered by a change in control event and approximately $15,000 of other restructuring related costs including consulting and legal fees. There are currently no assurances a change in control event will take place. The Company does not consider the payment of severance benefits for retained employees or the payment of retention benefits only payable upon a change in control to be probable for accounting purposes as of September 30, 2018. Unless and until the Company's Board has approved a specific transaction, the Company's probability assessment regarding a change in control event is not expected to change.
The Company expects to incur between approximately $1,173,000 and $3,353,000 in total costs for its restructuring-related activities, including approximately $1,130,000 that was recorded during the second and third quarters of 2018. Approximately $50,000 is expected to be recorded during the fourth quarter of 2018, based on the Company's current probability assessment regarding a change in control event and termination of retained employees. The range noted above includes approximately $500,000 related to retention benefits only payable upon a change in control event and $1,125,000 of severance benefits only payable upon a change in control event and termination under certain circumstances.
The following table outlines the Company's restructuring activities for the nine months ended September 30, 2018:

Opening balance	$—
Charges:
Employee termination benefits	950,637
Employee retention benefits	164,813
Other	14,995
Payments	(940,518)
Accrued restructuring balance as of September 30, 2018	$189,927

The Company's accrued restructuring balance as of September 30, 2018 is included as a component of accrued expenses and other current liabilities on the Company's condensed consolidated balance sheet as of September 30, 2018. For the three months ended September 30, 2018, approximately $133,000 of the restructuring-related charges are included in research and development expenses and approximately $79,000 are included in selling, general and administrative expenses in the Company's condensed consolidated statement of operations. For the nine months ended September 30, 2018, approximately $837,000 of the restructuring-related charges are included in research and development expenses and approximately $293,000 are included in selling, general and administrative expenses in the Company's condensed consolidated statement of operations.

For the three months ended September 30, 2018, approximately $19,000 of the restructuring-related charges were incurred by our Consumer Operations segment, approximately $133,000 were incurred by our Drug Development segment and the remaining charges of approximately $60,000 related to corporate costs. For the nine months ended September 30, 2018, approximately $75,000 of the restructuring-related charges were incurred by our Consumer Operations segment, approximately $837,000 were incurred by our Drug Development segment and the remaining charges of approximately $218,000 related to corporate costs. The Company may incur total restructuring-related charges of up to approximately $113,000 and $1,048,000 within our Consumer Operations and Drug Development segments, respectively. The Company may incur up to $2,192,000 of corporate costs that do not relate to a reportable segment.

Litigation
On June 19, 2018, a putative class action lawsuit was filed against the Company and certain of its current executive officers in the United States District Court for the Southern District of New York, captioned Teofilina Rumaldo v. Flex Pharma, Inc., et al., Case No. 1:18-cv-05493. The complaint purports to be brought on behalf of stockholders who purchased the Company’s common stock between November 6, 2017 and June 12, 2018. The complaint generally alleges that the Company and certain of its current officers violated Sections 10(b) and/or 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder by making allegedly false and misleading statements or omissions regarding the Company’s business, operational and compliance policies. Specifically, the complaint alleges that the Company overstated the viability and approval prospects for its product candidate FLX-787 for the treatment of MND and CMT and, as a result, the Company’s public statements were materially false and misleading at all relevant times. The complaint seeks unspecified damages, attorneys’ fees and other costs. The court-appointed lead plaintiff has until December 10, 2018, to file an amended complaint. The Company denies any allegations of wrongdoing and intends to vigorously defend against this lawsuit. The Company is unable, however, to predict the outcome of this matter at this time and has not accrued any expense related to this lawsuit as of September 30, 2018.
8. Common stock
As of September 30, 2018, the Company had authorized 100,000,000 shares of common stock, $0.0001 par value per share. Each share of common stock is entitled to one vote. The holders of common stock are also entitled to receive dividends whenever funds are legally available and when declared by the board of directors. The Company does not intend to declare dividends for the foreseeable future.
Restricted common stock to founders
In March 2014, the Company sold 4,553,415 shares of restricted common stock to the founders of the Company ("recipients"), for $0.0004 per share, for total proceeds of $1,950. In April 2014, based upon anti-dilution provisions granted to the recipients, an additional 867,314 shares of restricted common stock were sold to the same recipients, after which the anti-dilution provisions were terminated. The restricted common stock vested 25% upon issuance, and the remaining 75% vested ratably over four years, during which time the Company had the right to repurchase the unvested shares held by a recipient if the relationship between such recipient and the Company ceased. Such shares were not accounted for as outstanding until they vested. Unvested restricted common stock awards to non-employees were re-measured at each vest date and each financial reporting date. All restricted common stock sold to recipients had vested as of September 30, 2018, and is no longer subject to re-valuation or eligible for repurchase.
The following is a summary of restricted common stock activity:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2017	169,654	$0.10
Issued	—	—
Vested	(169,654)	0.10
Forfeited	—	—
Unvested at September 30, 2018	—	$—

Restricted common stock to consultants
During 2016, the Company issued 18,194 shares of restricted common stock to non-employee consultants and advisors. Such shares are not accounted for as outstanding until they vest. There were 15,485 shares of restricted common stock issued to consultants outstanding as of September 30, 2018. Prior to July 1, 2018, unvested restricted common stock awards to non-employees were re-measured at each vest date and each financial reporting date. On July 1, 2018, the Company adopted ASU No. 2018-07 using a modified retrospective transition approach. As a result, the Company permanently revalued all unvested stock awards granted to non-employees as of July 1, 2018. The adoption-date fair value did not materially change from the fair value as of June 30, 2018 and therefore, a cumulative-effect adjustment was not required.
The following is a summary of restricted common stock activity:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2017	5,334	$10.51
Issued	—	—
Vested	(2,625)	9.95
Forfeited	—	—
Unvested at September 30, 2018	2,709	$11.05

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
In January 2015, the Company's Board adopted, and the Company's stockholders approved, the 2015 Equity Incentive Plan (the "2015 Plan"), which became effective immediately prior to the closing of the Company's initial public offering ("IPO"). The 2015 Plan provides for the grant of ISOs, nonstatutory stock options, restricted stock awards, restricted stock units, stock appreciation rights, performance-based stock awards and other stock-based awards. Additionally, the 2015 Plan provides for the grant of performance-based cash awards. ISOs may be granted only to the Company's employees. All other awards may be granted to the Company's employees, including officers, and to non-employee directors and consultants. As of September 30, 2018, there were 1,480,758 shares remaining available for the grant of stock awards under the 2015 Plan.
The Company has awarded stock options to its employees, directors, advisors and consultants, pursuant to the plans described above. Stock options subsequent to the completion of the Company's IPO are granted with an exercise price equal to the closing market price of the Company's common stock on the date of grant. Stock options generally vest over one to four years and have a contractual term of ten years. Stock options are valued using the Black-Scholes option pricing model and compensation cost is recognized based on the resulting value over the service period. Prior to July 1, 2018, unvested awards to non-employees were re-measured at each vest date and at each financial reporting date. On July 1, 2018, the Company adopted ASU No. 2018-07 using a modified retrospective transition approach. As a result, the Company permanently revalued all unvested stock options granted to non-employees as of July 1, 2018. The adoption-date fair value did not materially change from the fair value as of June 30, 2018 and therefore, a cumulative-effect adjustment was not required.
The following table summarizes stock option activity for employees and non-employees for the nine months ended September 30, 2018:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2017	2,580,491	$6.65	7.55	$803,600
Granted	1,517,544	2.74
Exercised	(97,310)	1.21
Forfeited	(714,699)	5.96
Expired	(705,387)	8.35
Outstanding at September 30, 2018	2,580,639	$4.28	8.07	$—
Exercisable at September 30, 2018	1,126,248	$5.92	6.55	$—
Vested or expected to vest at September 30, 2018	2,580,639	$4.28	8.07	$—

Total stock-based compensation expense recognized for employee and non-employee restricted common stock, and stock options granted to employees and non-employees is included in the Company's condensed consolidated statements of operations as follows:

	Three Months Ended September 30, 2018	Three Months Ended September 30, 2017	Nine Months Ended September 30, 2018	Nine Months Ended September 30, 2017
Research and development	$43,369	$386,636	$674,775	$1,172,655
Selling, general and administrative	235,021	618,145	1,023,548	2,094,224
Total	$278,390	$1,004,781	$1,698,323	$3,266,879

As of September 30, 2018, there was approximately $2,481,000 of total unrecognized compensation cost related to unvested equity awards. Total unrecognized compensation cost will be adjusted for future changes in employee and non-employee forfeitures, if any. The Company expects to recognize that cost over a remaining weighted-average period of 2.90 years.
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
Employee stock purchase plan
In 2015, the Company's Board adopted, and the Company's stockholders approved, the 2015 Employee Stock Purchase Plan (the "ESPP"). As of September 30, 2018, no shares of common stock have been purchased under the ESPP.

10. Income taxes
Deferred tax assets and deferred tax liabilities are recognized based on temporary differences between the financial reporting and tax basis of assets and liabilities using statutory rates. A valuation allowance is recorded against deferred tax assets if it is more likely than not that some or all of the deferred tax assets will not be realized. Based upon the Company's history of operating losses and the uncertainty surrounding the realization of the favorable tax attributes in future tax returns, the Company has recorded a full valuation allowance against the Company’s otherwise recognizable net deferred tax assets. There was no significant income tax provision or benefit for the nine months ended September 30, 2018 or 2017.

In March 2018, the FASB issued ASU No. 2018-05, Income Taxes (Topic 740), Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118. The ASU adds various Securities and Exchange Commission (“SEC”) paragraphs pursuant to the issuance of the December 2017 SEC Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (SAB 118), which was effective immediately. The SEC issued SAB 118 to address concerns about a reporting entity's ability to timely comply with the accounting requirements to recognize all of the effects of the Tax Cuts and Jobs Act in the period of enactment. SAB 118 allows disclosure that timely determination of some or all of the income tax effects from the Tax Cuts and Jobs Act are incomplete by the due date of the financial statements and, if possible, to provide a reasonable estimate. The Company's accounting for certain income tax effects is incomplete, but it has determined reasonable estimates for those effects and has included provisional amounts in its condensed consolidated financial statements as of September 30, 2018 and December 31, 2017.
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
The following potentially dilutive securities outstanding, prior to the use of the treasury stock method or if-converted method, have been excluded from the computation of diluted weighted-average shares outstanding for the periods indicated, because including them would have had an anti-dilutive impact:

	September 30, 2018	September 30, 2017
Options to purchase common stock	2,580,639	2,701,922
Unvested restricted common stock	2,709	430,439
Total	2,583,348	3,132,361

12. Segment Information
The Company operates as two reportable segments:

•	The Consumer Operations segment, which reflects the total revenue and costs and expenses related to HOTSHOT and the Company's consumer operations.

•
The Drug Development segment, which reflects the costs and expenses related to the Company's efforts to develop innovative and proprietary drug products; previously to treat muscle cramps, spasms and spasticity associated with severe neurological conditions.

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
Information for the Company's reportable segments for the three months ended September 30, 2018 and 2017 are as follows:

Three Months Ended September 30, 2018	Consumer Operations	Drug Development	Corporate	Consolidated
Total revenue	$250,991	—	—	$250,991
Interest income, net	$—	—	28,210	$28,210
Loss from operations	$18,293	864,934	1,783,356	$2,666,583

Three Months Ended September 30, 2017	Consumer Operations	Drug Development	Corporate	Consolidated
Total revenue	$413,601	—	—	$413,601
Interest income, net	$—	—	77,339	$77,339
Loss from operations	$2,323,919	4,683,533	2,402,000	$9,409,452

Information for the Company's reportable segments for the nine months ended September 30, 2018 and 2017 are as follows:

Nine Months Ended September 30, 2018	Consumer Operations	Drug Development	Corporate	Consolidated
Total revenue	$675,075	—	—	$675,075
Interest income, net	$—	—	139,612	$139,612
Loss from operations	$1,921,286	11,699,499	6,432,299	$20,053,084

Nine Months Ended September 30, 2017	Consumer Operations	Drug Development	Corporate	Consolidated
Total revenue	$991,671	—	—	$991,671
Interest income, net	$—	—	227,535	$227,535
Loss from operations	$7,072,225	12,472,149	7,088,292	$26,632,666

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
Results of Operations - An analysis of our financial results comparing the three and nine months ended September 30, 2018 to the three and nine months ended September 30, 2017.
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
We also announced the restructuring of the organization to reduce our cost structure. In connection with the restructuring plan, we reduced our workforce by approximately 60%, with the reduction completed as of September 30, 2018. While the strategic assessment is ongoing, we will continue to operate with a reduced internal team that will focus their efforts on limited research and development activities and operating the consumer business, which sells HOTSHOT®, our consumer product launched in 2016 to prevent and treat exercise-associated muscle cramps. We cannot predict to what extent we will resume drug development activities for FLX-787 or other drug product candidates.
We operate as the following two reportable segments:

•	The Consumer Operations segment, which reflects the total revenue and costs and expense for HOTSHOT and our consumer operations; and

•
The Drug Development segment, which reflects the costs and expenses related to the Company's efforts to develop innovative and proprietary drug products; previously to treat muscle cramps, spasms and spasticity associated with severe neurological conditions.

We disclose information about our reportable segments based on the way that we organize segments within the Company for making operating decisions and assessing financial performance. See Note 12 to our condensed consolidated financial statements for certain financial information related to our reportable segments.
We have incurred an operating loss since our inception and we anticipate that we will continue to incur operating losses for the foreseeable future. Our net loss was $2.6 million and $19.9 million for the three and nine months ended September 30, 2018, respectively, and $9.3 million and $26.4 million for the three and nine months ended

September 30, 2017, respectively. Our accumulated deficit was $131.0 million as of September 30, 2018. To date, we have financed our operations with net proceeds from the private placement of our preferred stock and our initial public offering. We expect to continue incurring significant expenses as we incur costs to complete our strategic assessment, operate as a public company, support our research and development efforts and continue to sell HOTSHOT. As a result, we will need additional capital to fund our future operations. There can be no assurance that we will be able to secure additional funds or, if such funds are available, whether the terms or conditions will be acceptable to us.
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
We cannot predict to what extent we will generate revenue in the future. Additionally, we cannot predict to what extent we will resume drug development activities for FLX-787 or other drug product candidates or to what extent we will promote and sell HOTSHOT or other consumer products in the future. Accordingly, future revenue will fluctuate from quarter to quarter and may come from a combination of consumer product sales, drug product sales, government or other third-party funding, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements, or a combination of these sources.
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

Research and development activities have been central to our business model. Drug product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. We expect that our research and development expenses will continue to decrease as a result of ending the Phase 2 clinical trials in MND and CMT, and the related drug development efforts, and the reduction of research and development staff. We cannot predict to what extent we will resume drug development activities for FLX-787 or other drug product candidates.

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

Results of Operations
Three Months Ended September 30, 2018 Compared to the Three Months Ended September 30, 2017
The following table sets forth the condensed consolidated results of our operations, including information related to our Consumer Operations and Drug Development segments, for the three months ended September 30, 2018 compared to the three months ended September 30, 2017.

	Three Months Ended September 30, 2018	Three Months Ended September 30, 2017	Change
			$	%
Net product revenue	$247,284	$407,241	$(159,957)	(39)%
Other revenue	3,707	6,360	(2,653)	(42)%
Total revenue	250,991	413,601	(162,610)	(39)%
Costs and expenses:
Cost of product revenue	91,937	148,756	(56,819)	(38)%
Research and development	865,765	4,739,360	(3,873,595)	(82)%
Selling, general and administrative	1,959,872	4,934,937	(2,975,065)	(60)%
Total costs and expenses	2,917,574	9,823,053	(6,905,479)	(70)%
Loss from operations	(2,666,583)	(9,409,452)	6,742,869	(72)%
Interest income, net	28,210	77,339	(49,129)	(64)%
Net loss	$(2,638,373)	$(9,332,113)	$6,693,740	(72)%

Total Revenue
Our Consumer Operations segment generated all of our revenue during the three months ended September 30, 2018, totaling $0.3 million as compared to $0.4 million for the three months ended September 30, 2017, through sales of HOTSHOT and expedited shipping and handling purchases. The decrease in revenue of $0.2 million relates to decreased marketing spend and activity during the three months ended September 30, 2018 compared to the three months ended September 30, 2017, as we have reduced our Consumer Operations spending while we have been evaluating strategic alternatives for the business.

Sales via e-commerce represented approximately 84% of our total revenue for the three months ended September 30, 2018 compared to 80% for the three months ended September 30, 2017.

During the three months ended September 30, 2018, we sold approximately 53,000 bottles of HOTSHOT at an average total revenue per bottle of $4.74, compared to 94,000 bottles at an average total revenue per bottle of $4.40 during the three months ended September 30, 2017. The increase in average total revenue per bottle is primarily related to specialty retailer promotions during the third quarter of 2017, as well a change to the e-commerce trial pack offer in 2018, resulting in higher revenue per bottle compared to the prior year. The decrease in volume of bottles sold in the comparative periods was primarily due to decreased marketing efforts and resulting demand.
Cost of Product Revenue
All costs of product revenue are recorded by our Consumer Operations segment and relate to the production and sale of HOTSHOT. Cost of product revenue was $0.1 million for the three months ended September 30, 2018 and $0.1 million for the three months ended September 30, 2017, and included the cost of HOTSHOT sold, royalty expense, inventory write-offs, and depreciation expense of approximately $35,000 in each period related to manufacturing equipment used to support production. There were no write-offs of inventory during the three months ended September 30, 2018. Write-offs for the three months ended September 30, 2017 totaled approximately $15,000 and related to finished goods not expected to be sold due to expiration during the fourth quarter of 2017.

Research and Development Expenses

Our Drug Development segment incurred the majority of our research and development expenses, which were $0.9 million for the three months ended September 30, 2018 compared to $4.7 million for the three months ended September 30, 2017. The 82% decrease of $3.9 million was primarily related to:

•
$2.3 million decrease in clinical trial costs, primarily related to the decision to end our Phase 2 clinical trials of FLX-787 in MND and CMT, and other supporting studies in the second quarter of 2018;

•	$0.5 million decrease in manufacturing and formulation of drug product to support clinical studies, the majority of which ceased during the second quarter of 2018;

•	$0.3 million decrease in salary and benefit costs due to decreased headcount from prior year, partially offset by restructuring-related charges incurred in the third quarter of 2018;

•	$0.3 million decrease related to stock-based compensation expense, related to decreased headcount compared to the prior year;

•	$0.3 million decrease in consulting expenses due to the winding down of many of our research and development activities due to our ongoing strategic assessment; and

•	$0.2 million decrease in other expenses including employee travel and recruiting costs, related to decreased headcount from the prior year.
Selling, General and Administrative Expenses
Selling, general and administrative includes expenses that are incurred by our Consumer Operations segment as well as corporate and unallocated amounts that do not relate to a reportable segment. Selling, general and administrative expenses were $2.0 million for the three months ended September 30, 2018 compared to $4.9 million for the three months ended September 30, 2017. The 60% decrease of $3.0 million was primarily related to:

•	$1.4 million decrease in marketing and consulting costs within our Consumer Operations segment for HOTSHOT due to decreased marketing efforts;

•
$0.8 million decrease related to salaries and benefits as Consumer Operations and corporate headcount decreased from the prior year, partially offset by restructuring-related charges incurred in the third quarter of 2018;

•	$0.4 million decrease in stock-based compensation expense, related primarily to a decrease in headcount compared to the prior year;

•	$0.3 million decrease in consulting due to cash conservation efforts during strategic assessment;

•	$0.1 million decrease in employee travel and recruiting costs, related to decreased Consumer Operations and corporate headcount from the prior year;

•	$0.1 million decrease in office and other expenses due to cost saving initiatives;

•	$0.1 million decrease in HOTSHOT product sampling within our Consumer Operations segment due to decreased marketing events; and

•	$0.2 million increase in legal and professional expenses to supplement our corporate personnel during strategic assessment.
Loss from Operations
Our consolidated loss from operations for the three months ended September 30, 2018 totaled $2.7 million. Of this total, $18.3 thousand of the operating loss was incurred by our Consumer Operations segment, $0.9 million was incurred by our Drug Development segment and the remaining $1.8 million related to corporate and unallocated costs. The operating loss incurred by the Consumer Operations segment was primarily driven by marketing, sales, promotional and distribution costs related to HOTSHOT, and personnel-related expenses, including stock-based compensation. These costs were slightly offset by the total revenue generated from HOTSHOT sales during the three months ended September 30, 2018. The operating loss incurred by the Drug Development segment relates to costs incurred to close out the FLX-787 clinical study, other clinical study activities and personnel-related expenses, including stock-based compensation and restructuring-related expenses, as well as consulting costs.
Interest Income, net

Interest income, net, decreased by $49,129 in the three months ended September 30, 2018 compared to the three months ended September 30, 2017, as we had lower available cash to invest.
Nine Months Ended September 30, 2018 Compared to the Nine Months Ended September 30, 2017
The following table sets forth the condensed consolidated results of operations, including information related to our Consumer Operations and Drug Development segments, for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017.

	Nine Months Ended September 30, 2018	Nine Months Ended September 30, 2017	Change
			$	%
Net product revenue	$664,955	$978,221	$(313,266)	(32)%
Other revenue	10,120	13,450	(3,330)	(25)%
Total revenue	675,075	991,671	(316,596)	(32)%
Costs and expenses:
Cost of product revenue	355,816	373,187	(17,371)	(5)%
Research and development	11,720,535	12,730,554	(1,010,019)	(8)%
Selling, general and administrative	8,651,808	14,520,596	(5,868,788)	(40)%
Total costs and expenses	20,728,159	27,624,337	(6,896,178)	(25)%
Loss from operations	(20,053,084)	(26,632,666)	6,579,582	(25)%
Interest income, net	139,612	227,535	(87,923)	(39)%
Net loss	$(19,913,472)	$(26,405,131)	$6,491,659	(25)%

Total Revenue
Our Consumer Operations segment generated all of our revenue during the nine months ended September 30, 2018, totaling $0.7 million, as compared to $1.0 million for the nine months ended September 30, 2017 through sales of HOTSHOT and expedited shipping and handling purchases. The decrease in revenue is due to decreased marketing efforts in the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017, as we have reduced spending in our Consumer Operations segment while we have been evaluating strategic alternatives for the business.

Sales via e-commerce represented approximately 85% of our total revenue for the nine months ended September 30, 2018 compared to 82% for the nine months ended September 30, 2017.

During the nine months ended September 30, 2018, we sold approximately 146,000 bottles of HOTSHOT at an average total revenue per bottle of $4.62, compared to 229,000 bottles at an average total revenue per bottle of $4.33 during the nine months ended September 30, 2017. The increase in average total revenue per bottle is due to various price promotions that were offered to customers during 2017 to attract new and repeat customers, including a specialty retailer promotion. Additionally, our e-commerce trial pack offer in 2018 generated higher revenue per bottle than the 2017 e-commerce trial pack promotions. The decrease in the number of bottles sold primarily relates to decrease in marketing efforts and resulting demand.
Cost of Product Revenue
All costs of product revenue are recorded by our Consumer Operations segment and relate to the production and sale of HOTSHOT. Cost of product revenue was $0.4 million for the nine months ended September 30, 2018 compared to $0.4 million for the nine months ended September 30, 2017. Cost of product revenue during the nine months ended September 30, 2018 includes the cost of HOTSHOT sold, royalty expense, inventory write-offs and depreciation expense of approximately $105,000 in each period related to manufacturing equipment used to support production. Write-offs for the nine months ended September 30, 2018 totaled approximately $85,000 and related to raw materials not expected to be used in future production runs, as well as finished goods inventory not expected to be used for product sampling. Write-offs for the nine months ended September 30, 2017 totaled approximately $34,000 and related to raw materials that were not expected to be used in future production runs.

Research and Development Expenses
Our Drug Development segment incurred the majority of our research and development expenses, which were $11.7 million for the nine months ended September 30, 2018 compared to $12.7 million for the nine months ended September 30, 2017. The 8% decrease of $1.0 million was primarily related to:

•	$0.6 million decrease in consulting expenses as we had increased the use of consultants in the prior year to assist with our investigational new drug application and other research activities in 2017;

•
$0.5 million decrease related to stock-based compensation expense, related primarily to the final vesting of restricted common stock issued to the founders in 2014 during the first quarter of 2018, as well as decrease in headcount compared to prior year;

•	$0.2 million decrease in employee travel and recruiting costs, related to decreased Drug Development headcount from the prior year;

•	$0.2 million decrease in research activities related to our Consumer Operations segment, as we conducted a research study of our consumer product in prior year;

•
$0.3 million increase in clinical activities and related work, primarily related to clinical trial costs for our Phase 2 clinical trials of FLX-787 in MND and CMT, which commenced during the first quarter of 2017 with start-up activities, increased in activity from mid-2017 through May 2018, and incurred increased expense in June 2018 through September 2018 due to the decision to end our Phase 2 clinical trials; and

•	$0.2 million increase related to salaries and benefits, mainly due to restructuring-related expenses, including termination benefit expenses, incurred during the second and third quarters of 2018.
Selling, General and Administrative Expenses
Selling, general and administrative includes expenses that are incurred by our Consumer Operations segment as well as corporate and unallocated amounts that do not relate to a reportable segment. Selling, general and administrative expenses were $8.7 million for the nine months ended September 30, 2018 compared to $14.5 million for the nine months ended September 30, 2017. The 40% decrease of $5.9 million was primarily related to:

•	$2.9 million of decreased marketing and consulting costs within our Consumer Operations segment for HOTSHOT due to decreased activity during the strategic assessment;

•
$1.7 million decrease related to salaries and benefits, as Consumer Operations and corporate headcount decreased from the prior year, including executive level employees, partially offset by restructuring-related expenses, including termination and retention benefit expenses, incurred during the second and third quarters of 2018;

•
$1.1 million decrease in stock-based compensation expense, related primarily to a decrease in headcount compared to the prior year and the final vesting of restricted common stock issued to the founders in 2014 during the first quarter of 2018;

•	$0.4 million decrease in employee travel and recruiting costs, related to decreased Consumer Operations and corporate headcount from the prior year;

•	$0.2 million decrease in HOTSHOT product sampling within our Consumer Operations segment due to decreased marketing events,

•	$0.2 million decrease in rent, office and other expenses due to the termination of our lease agreement for our office in New York, NY in the third quarter of 2017;

•	$0.1 million decrease in distribution cost within our Consumer Operations segment due to decreased sales;

•	$0.1 million decrease in consulting due to cash conservation efforts during strategic assessment; and

•	$0.8 million increase in legal and professional expenses to supplement our corporate personnel.

Loss from Operations
Our consolidated loss from operations for the nine months ended September 30, 2018 totaled $20.1 million. Of this total, $1.9 million of the operating loss was incurred by our Consumer Operations segment, $11.7 million was incurred by our Drug Development segment and the remaining $6.4 million related to corporate and unallocated costs. The operating loss incurred by the Consumer Operations segment was driven by sales, marketing, promotional and distribution costs related to HOTSHOT, and personnel-related expenses, including stock-based compensation. These costs were slightly offset by the total revenue generated from HOTSHOT sales during the nine months ended September 30, 2018. The operating loss incurred by the Drug Development segment relates to costs incurred for FLX-787 formulation, production and clinical study costs, including increased costs associated with ending our MND and CMT Phase 2 clinical trials, other clinical study activities and personnel-related expenses, including stock-based compensation and restructuring-related expenses, as well as consulting costs.
Interest Income, net
Interest income, net, decreased by $87,923 in the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017, as we had lower available cash to invest.
Liquidity and Capital Resources
Overview
Since inception, we have incurred operating losses and we anticipate that we will continue to incur losses for the foreseeable future. To date, we have generated limited revenue from sales of HOTSHOT, and have generated no revenue from any of our drug product candidates. In June 2018, we announced that we were ending our ongoing Phase 2 clinical trials of FLX-787 in patients with MND, primarily with ALS, and in patients with CMT. As a result, we initiated a process to explore a range of strategic alternatives for enhancing stockholder value, including the potential sale or merger of the Company. In the event we do not complete a sale or merger, we (i) may elect to pursue a dissolution and liquidation of the Company or (ii) may continue to market HOTSHOT and operate as a consumer business.
We cannot predict to what extent we will resume drug development activities for FLX-787 or other drug product candidates, and we may not be successful in generating significant revenue from HOTSHOT. Our operating plan assumes limited research and development activities and that the Consumer Operations segment will continue to sell HOTSHOT. We expect that our research and development expenses will continue to decrease as a result of ending our Phase 2 clinical trials in MND and CMT and the related drug development efforts, and the reduction of research and development staff. Our selling, general and administrative expenses may increase as we complete our strategic assessment, operate as a public company, support our research and development efforts and continue to sell HOTSHOT. We will need additional capital to fund our operations. There can be no assurances, however, that additional funding will be available on terms acceptable to the Company, or at all.
Sources of Liquidity
At September 30, 2018, we had $10.8 million of working capital and our cash and cash equivalents totaled $13.0 million, which were held in bank deposit accounts and money market funds. The Company held no marketable securities at September 30, 2018. Our cash, cash equivalents and marketable securities balance decreased during the nine months ended September 30, 2018, due primarily to our net loss incurred.
In the event that we do not complete a sale or merger, we may pursue a dissolution and liquidation of the Company. If we dissolve and liquidate the Company, our common stockholders may lose their entire investment. The amount of assets available for distribution to our stockholders will depend heavily on the timing of such liquidation as well as the amount of cash that will be needed for commitments and contingent liabilities.

Cash Flows

	Nine Months Ended September 30, 2018	Nine Months Ended September 30, 2017
Net cash (used in) provided by:
Operating activities	$(20,463,768)	$(21,966,893)
Investing activities	14,120,848	19,827,530
Financing activities	118,010	2,047
Net decrease in cash and cash equivalents	$(6,224,910)	$(2,137,316)

Operating Activities
Net cash used in operating activities for the nine months ended September 30, 2018 was $20.5 million, a decrease of $1.5 million compared to the same period in the prior year. The use of cash for the nine months ended September 30, 2018 was primarily related to our net loss for the period of $19.9 million, offset by non-cash charges consisting of stock-based compensation expense of $1.7 million, as well as depreciation, amortization and accretion on investments and other non-cash items, which totaled $0.2 million. Cash used in operations also included a cash outflow of $2.5 million from changes in operating assets and liabilities.
The $2.5 million cash outflow from changes in operating assets and liabilities was driven primarily by outflows from decreases in accounts payable of $0.7 million and accrued expenses and other current liabilities of $2.2 million. The decrease in accounts payable relates to decreased spending at September 30, 2018 compared to December 31, 2017. The decrease in accrued expenses and other current liabilities relates primarily to delayed billings of 2017 invoices at December 31, 2017, primarily related to clinical trial expenses for the MND and CMT Phase 2 clinical trials coupled with decreased activity due to study close out in third quarter of 2018, and decreases in accrued bonus and accrued vacation due to the terminations related to the corporate restructuring, as well as payment of prior year employee-related accruals, partially offset by the accrual for restructuring-related activities as of September 30, 2018. These outflows were offset by inflows from decreases in prepaid expenses and other current assets of $0.3 million and inventory of $0.2 million. The decrease to prepaid expenses and other current assets primarily relates to the timing of clinical projects ending, partially offset by the timing of insurance payments in the first quarter of 2018.
Investing Activities
Net cash provided by investing activities for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017 decreased $5.7 million, related to a $5.8 million decrease in net purchases and sales of marketable securities. This included a $21.4 million decrease in purchases of marketable securities and a $27.2 million decrease in proceeds from maturities and sales of marketable securities. The Company does not have any marketable securities as of September 30, 2018.
Financing Activities
Net cash provided by financing activities for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017 increased $0.1 million, related to proceeds from exercises for options of common stock. Proceeds from exercises of options for common stock during the nine months ended September 30, 2018 and September 30, 2017 were $0.1 million and $2,047, respectively.
As of September 30, 2018, we had no long-term debt.
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
Drug Product Candidates
We cannot predict to what extent we will resume drug development activities for FLX-787 or other drug product candidates. To the extent that we pursue drug development activities in the future, the successful development of any drug product candidate is highly uncertain. As such, at this time, we cannot reasonably estimate or know the nature, timing and costs of the efforts that will be necessary to complete the development of future drug product candidates. We are also unable to predict when, if ever, material net cash inflows will commence from the sale of drug product candidates. This is due to the numerous risks and uncertainties associated with developing drug products, including the uncertainty of:

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
Outlook
Based on our research and development plans, our consumer brand and HOTSHOT expenditure plans and ending our Phase 2 clinical trials in MND and CMT and the related drug development work, we expect that our existing cash resources and marketable securities will enable us to fund our costs and expenses, working capital and capital expenditure requirements for at least 12 months from the date the financial statements are issued. We based this estimate on assumptions that may prove to be wrong, however, and we could use our capital resources sooner than we expect.
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

The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates. As of September 30, 2018, we had cash and cash equivalents of $13.0 million. We invest our cash in a variety of financial instruments, principally money market funds, U.S. government securities, investment-grade corporate notes and commercial paper. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Available-for-sale securities that we invest in are subject to interest rate risk and may fall in value if market interest rates increase. As of September 30, 2018, our cash was only invested in money market funds, and we did not have any marketable securities. Therefore, we have minimal market risk related to the fair market value of our portfolio.

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

As of September 30, 2018, we have evaluated, under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon our evaluation, the

Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

During the nine months ended September 30, 2018, there was no significant change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings
On June 19, 2018, a putative class action lawsuit was filed against us and certain of our current executive officers in the United States District Court for the Southern District of New York, captioned Teofilina Rumaldo v. Flex Pharma, Inc., et al., Case No. 1:18-cv-05493. The complaint purports to be brought on behalf of stockholders who purchased our common stock between November 6, 2017 and June 12, 2018. The complaint generally alleges that we and certain of our current officers violated Sections 10(b) and/or 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder by making allegedly false and misleading statements or omissions regarding our business, operational and compliance policies. Specifically, the complaint alleges that we overstated the viability and approval prospects for our product candidate FLX-787 for the treatment of MND and CMT and, as a result, our public statements were materially false and misleading at all relevant times. The complaint seeks unspecified damages, attorneys’ fees, and other costs. The court-appointed lead plaintiff has until December 10, 2018 to file an amended complaint.
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

There have been no material changes to the risk factors included in our Annual Report and in item 1A of Part II of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, except as follows:
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
If we do not successfully identify and execute a strategic transaction, our Board may decide to pursue a dissolution and liquidation of our company. In such an event, the amount of cash available for distribution to our stockholders will depend heavily on the timing of such liquidation as well as the amount of cash that will need to be reserved for commitments and contingent liabilities.
There can be no assurance that the process to identify a strategic transaction will result in a successfully consummated transaction. If no transaction is completed, our Board may decide to pursue a dissolution and liquidation of the company. In such an event, the amount of cash available for distribution to our stockholders, if any, will depend heavily on the timing of such decision and, ultimately, such liquidation, since the amount of cash available for distribution continues to decrease as we fund our operations while we evaluate our strategic alternatives. In addition, if our Board were to approve and recommend, and our stockholders were to approve, a dissolution and liquidation of the company, we would be required under Delaware corporate law to pay our outstanding obligations, as well as to make reasonable provision for contingent and unknown obligations, prior to making any distributions in liquidation to our stockholders. As a result of this requirement, a portion of our assets may need to be reserved pending the resolution of such obligations. In addition, we may be subject to litigation or other claims related to a dissolution and liquidation of the company. If a dissolution and liquidation were pursued, our Board, in consultation with its advisers, would need to evaluate these matters and make a determination about a reasonable amount to reserve. Accordingly, holders of our common stock could lose all or a significant portion of their investment in the event of a liquidation, dissolution or winding up of the company.
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
We cannot predict to what extent we will resume drug development activities for FLX-787 or other drug product candidates. Only a small minority of all research and development programs ultimately result in commercially successful drugs. Clinical failure can occur at any stage of clinical development and clinical trials may produce negative or inconclusive results, and we may decide, or regulators may require us, to conduct additional clinical or preclinical trials. In addition, data obtained from trials are susceptible to varying interpretations, and regulators may not interpret our data as favorably as we do, which may delay, limit or prevent regulatory approval. Success in preclinical testing and early clinical trials does not ensure that later clinical trials will generate the same results or otherwise provide adequate data to demonstrate the efficacy and safety of a drug candidate. Further, even if we resume and complete the development of FLX-787 or any future drug product candidate and gain marketing approvals from the FDA and comparable foreign regulatory authorities in a timely manner, we cannot be sure that such drug product candidate will be commercially successful in the pharmaceutical market. If the results of clinical trials, the anticipated or actual timing of marketing approvals, or the market acceptance of any drug product candidate, if approved, do not meet the expectations of investors or public market analysts, the market price of our common stock would likely decline.
Further, we will need substantial additional financing to complete the development of FLX-787 or any other drug product candidates we may develop. We cannot guarantee that future financing will be available in sufficient amounts or on terms acceptable to us, if at all. If we are unable to raise capital when needed, we could be forced to delay, reduce or eliminate our development of any drug product candidate and research and development activities or to cease operations.
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
If we fail to meet the requirements for continued listing on The Nasdaq Global Market, or Nasdaq, our common stock could be delisted from trading, which would decrease the liquidity of our common stock.
On August 13, 2018, we received a letter from the listing qualifications department of The Nasdaq Stock Market notifying us that for the prior 30 consecutive business days the bid price of our common stock had closed below $1.00 per share, the minimum closing bid price required by the continued listing requirements of Nasdaq Listing Rule 5450(a)(1). In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we have been provided a period of 180 calendar days, or until February 11, 2019, to regain compliance. In order to regain compliance with the minimum closing bid price rule, the closing bid price of our common stock must be at least $1.00 or higher for a minimum of 10 consecutive business days during the 180-day compliance period.
On September 27, 2018, we received a second letter from the listing qualifications department of The Nasdaq Stock Market notifying us that for the prior 30 consecutive business days the market value of our common stock was below $5 million, the minimum amount required by the continued listing requirements of Nasdaq Listing Rule 5450(b)(1)(C). In accordance with Nasdaq Listing Rule 5810(c)(3)(D), we have been provided a period of 180 calendar days, or until March 26, 2019, to regain compliance. In order to regain compliance with the minimum market value rule, the market value of our common stock must meet or exceed $5 million for a minimum of 10 consecutive business days during the 180-day grace period.

If we do not regain compliance prior to the expiration of the initial 180-day compliance periods, and if it appears to Nasdaq that we will not be able to cure the deficiency, or if we are not otherwise eligible, Nasdaq will provide us with a written notification that our securities are subject to delisting from Nasdaq. At that time, we may appeal the delisting determination to a Nasdaq hearings panel.

The failure to maintain our listing on Nasdaq could have an adverse effect on the market price and liquidity of our shares of common stock and reduce our ability to raise additional capital.

In addition, if our common stock is delisted from Nasdaq and the trading price is below $5.00 per share, trading in our common stock might also become subject to the requirements of certain rules promulgated under the Exchange Act, which require additional disclosure by broker-dealers in connection with any trade involving a stock defined as a “penny stock” (generally, any equity security not listed on a national securities exchange or quoted on Nasdaq that has a market price of less than $5.00 per share, subject to certain exceptions). These requirements may affect the ability of broker-dealers to sell our common stock, thereby limiting liquidity and the ability of stockholders to resell their shares of common stock in the secondary market.
Our share price has been and could remain volatile.
The market price of our common stock has historically experienced and may continue to experience significant volatility. From January 2018 through October 31, 2018, the market price of our common stock has fluctuated from a high of $8.98 per share on March 15, 2018, to a low of $0.39 per share on September 20, 2018. The outcome of the evaluation of our strategic alternatives, including any perceived benefits of our restructuring plan, the costs associated with our pending litigation; our progress in research and development, the potential sale of a large volume of our common stock by stockholders, our quarterly operating results, changes in general conditions in the economy or the financial markets and other developments affecting us or our competitors could cause the market price of our common stock to fluctuate substantially with significant market losses. If our stockholders sell a substantial number of shares of common stock, especially if those sales are made during a short period of time, those sales could adversely affect the market price of our common stock and could impair our ability to raise capital. In addition, in recent years, the stock market has experienced significant price and volume fluctuations. This volatility has affected the market prices of securities issued by many companies for reasons unrelated to their operating performance and may adversely affect the price of our common stock. In addition, we recently became subject to a securities class action litigation, which could result in substantial costs and diversion of management’s attention and resources and could materially effect our stock price, business, results of operations and financial condition.
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

The remaining use of proceeds from our initial public offering are expected to be used to fund a reduced internal team that will focus their efforts on limited research and development activities and operating our consumer business, which sells HOTSHOT® while we assess strategic business alternatives, which may include a potential sale or merger of the Company.

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

101
The following materials from Flex Pharma, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018, formatted in XBRL (eXtensible Business Reporting Language):(i) Unaudited Condensed Consolidated Balance Sheets, (ii) Unaudited Condensed Consolidated Statements of Operations (iii) Unaudited Condensed Consolidated Statements of Comprehensive Loss, (iv) Unaudited Condensed Consolidated Statements of Cash Flows, and (v) Notes to Unaudited Condensed Consolidated Financial Statements.

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

FLEX PHARMA, INC.

		By:	/s/ William McVicar
William McVicar, Ph.D. President and Chief Executive Officer (Principal Executive Officer)

		By:	/s/ John McCabe
John McCabe Chief Financial Officer (Principal Financial and Accounting Officer)
Date:	November 5, 2018