Form 10-K/A
period 2018-12-31
Flex Pharma, Inc.
filed 2019-04-16
CIK 1615219

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
(Amendment No. 1)

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
As of April 2, 2019, there were 18,069,476 shares of common stock outstanding.

EXPLANATORY NOTE

Flex Pharma, Inc., sometimes referred to as "we," "our" or the "Company," is filing this Amendment No. 1 on Form 10-K/A, or this Amendment, to its Annual Report on Form 10-K for the year ended December 31, 2018, originally filed on March 6, 2019, or the Original Report, for the sole purpose of including the information required by Part III of Form 10-K. This information was previously omitted from the Original Report in reliance on General Instruction G(3) to Form 10-K, which permits the information in the above referenced items to be incorporated in the Form 10-K by reference from our definitive proxy statement if such statement is filed no later than 120 days after the our fiscal year-end. We are filing this Amendment to provide information required in Part III of Form 10-K because a definitive proxy statement containing such information will not be filed by the Company within 120 days after the end of the fiscal year covered by the Form 10-K.

        In accordance with Rule 12b-15 under the Securities and Exchange Act of 1934, as amended, or the Exchange Act, Part III, Items 10 through 14 of the Original Report are hereby amended and restated in their entirety, and Part IV, Item 15 of the Original Report is hereby amended and restated in its entirety, with the only changes being the addition of the new certifications by our principal executive officer and principal financial officer filed herewith. This Amendment does not amend or otherwise update any other information in the Original Report. Accordingly, this Amendment should be read in conjunction with the Original Report and with our filings with the Securities and Exchange Commission subsequent to the Original Report.

Item 10. Directors, Executive Officers and Corporate Governance
Information About Our Board of Directors
The Company's Board of Directors, or the Board, presently has six members and two vacancies. Robert Perez, Christoph Westphal and Roderick MacKinnon resigned from the Board effective January 31, 2018, March 7, 2018 and July 23, 2018, respectively. Jeffrey D. Capello retired from our Board at the 2018 annual meeting of stockholders. Neither Mr. Capello's retirement nor Mr. Perez's, Dr. Westphal's or Dr. MacKinnon's resignation were the result of any disagreements with the Company and were a result of their desires to pursue other interests.
Set forth below are the names, ages and lengths of service of the members of our Board. There are no family relationships among any of our executive officers or directors.

Name	Age	Position(s)	Served as Director Since
William McVicar, Ph.D.	61	President, Chief Executive Officer and Director	2017
Stuart Randle	59	Independent Lead Director	2014
Marc Kozin	57	Director	2014
Roger Tung, Ph.D.	59	Director	2017
Michelle Stacy	63	Director	2016
Peter Barton Hutt	84	Director	2014
The biography of each of the directors below contains information regarding the person's business experience, director positions held currently or at any time during the last five years, and the experiences, qualifications, attributes and skills that caused the nominating and corporate governance committee and our Board to determine that the person should serve as a director, given our business and structure.
William K. McVicar, Ph.D., has served as a member of the Board of Directors since August 2017. Dr. McVicar has served as our Chief Executive Officer since July 2017. Dr. McVicar joined the Company in April 2017 as our President of Research & Development. Prior to joining the Company, Dr. McVicar served as Executive Vice President of Pharmaceutical Development, Chief Scientific Officer and President during his tenure at Inotek Pharmaceuticals Corporation from September 2007 to April 2017. Dr. McVicar also held various positions at Sepracor, Inc., RPR Gencell, the Gene and Cell Therapy Division of Rhone Poulenc Rorer, and Novartis AG. Dr. McVicar earned his B.S. in Chemistry from the State University of New York College at Oneonta and his Ph.D. in Chemistry from the University of Vermont. We believe that Dr. McVicar is qualified to serve on our Board of Directors due to his over 30 years of biologic and drug development experience and his experience as a senior executive.
Stuart Randle, has served as a member of the Board of Directors since October 2014. Mr. Randle served as the Chief Executive Officer of Ivenix, Inc. from December 2015 to December 2018. Previously, Mr. Randle served as the Chief Executive Officer of GI Dynamics, Inc. from 2004 through September 2014. Prior to GI Dynamics, Mr. Randle served as the President and Chief Executive Officer of ACT Medical, Inc. from 1998 to 2001. Prior to 1998, Mr. Randle was Corporate Vice President and responsible for the northeastern region of the United States for Allegiance Healthcare Corporation. Mr. Randle previously worked for Baxter Healthcare Corporation in various roles including President, New England region, General Manager of anesthesia, and various sales and marketing roles. Mr. Randle has also held various sales and engineering roles with Ingersoll-Rand Corporation. Mr. Randle is a member of the Board of Directors of Teleflex, Inc. and Beacon Roofing Supply, Inc. and previously served as a member of the Board of Directors of Ivenix, Inc. and GI Dynamics, Inc. Mr. Randle earned an M.B.A. from The Kellogg Graduate School of Management at Northwestern University and a B.S. degree in Mechanical Engineering from Cornell University. We believe that Mr. Randle is qualified to serve on our Board of Directors due to his over 20 years of experience in the life sciences industry in engineering, sales,

1.

marketing, senior management and leadership roles in developing companies and divisions of major medical corporations.
Marc Kozin has served as a member of the Board of Directors since October 2014. Mr. Kozin was a Senior Advisor to L.E.K. Consulting, a global strategy consulting firm from July 2011 to December 2018. Prior to that, Mr. Kozin served as President of L.E.K.'s North American practice for 15 years. Mr. Kozin currently serves as a member of the Board of Directors of Dicerna Pharmaceuticals, Inc. and UFP Technologies, Inc. and he previously served on the Board of Directors of DYAX Corp., Endocyte, Inc. and OvaScience, Inc. He also serves on the strategic advisory board for Healthcare Royalty Partners. Mr. Kozin holds a B.A., with distinction, in Economics from Duke University and an M.B.A., with distinction, from The Wharton School, University of Pennsylvania. We believe that Mr. Kozin is qualified to serve on our Board of Directors due to his nearly 30 years of experience in corporate and business unit strategy consulting, merger and acquisition advisory services, and value management, both domestically and internationally.

Dr. Roger Tung, Ph.D., has served as a member of the Board of Directors since October 2017. Dr. Tung is the co-founder, President and Chief Executive Officer of Concert Pharmaceuticals, Inc. (“Concert”). Before Concert, Dr. Tung was a founding scientist at Vertex Pharmaceuticals Incorporated (“Vertex”), a pharmaceutical company, where he was employed from 1989 to 2005, most recently as its Vice President of Drug Discovery. Prior to Vertex, he held various positions at Merck, Sharp & Dohme Research Laboratories, a global healthcare provider, and The Squibb Institute for Medicinal Chemistry. Dr. Tung is a member of the board of directors of Concert. Dr. Tung received a B.A. in Chemistry from Reed College and a Ph.D. in medicinal chemistry at the University of Wisconsin-Madison. We believe that Dr. Tung is qualified to serve on our Board of Directors due to his over 30 year career in the global pharmaceutical and biotechnology industries, including his roles at Concert and Vertex.
Michelle Stacy, has served as a member of the Board of Directors since March 2016. As the former president of Keurig, Inc. and former vice president and general manager with Gillette/P&G, Ms. Stacy brings to the Board of Directors experience leading consumer businesses and global brands. Ms. Stacy currently sits on the Board of Directors of iRobot Corporation, Coravin, Inc. and The HydraFacial Company. Previously, Ms. Stacy sat on the Board of Directors of Young Innovations, Inc. and Tervis Tumbler Company, and also served as a Director Advisor to The Cambridge Group (an AC Nielson Company). Ms. Stacy is a professional speaker on leadership, innovation and growth. She received a M.S. in Management from J. L. Kellogg Graduate School of Management - Northwestern University, and a B.S. from Dartmouth College. We believe that Ms. Stacy is qualified to serve on our Board of Directors given her broad marketing, senior management and leadership roles in consumer companies.
Peter Barton Hutt, L.L.B., L.L.M., has been a member of the Board of Directors since March 2014. Mr. Hutt is a senior counsel at the law firm of Covington & Burling LLP and has been an attorney with that firm since 1960. He served as Chief Counsel for the U.S. Food and Drug Administration from 1971 through 1975. Mr. Hutt is a member of the National Academy of Medicine of the National Academy of Sciences and teaches a course on Food and Drug Law each winter term at Harvard Law School. He co-authored the casebook used to teach Food and Drug Law and has published numerous papers on the subject. Mr. Hutt is a member of the Board of Directors of Q Therapeutics, Moderna, Inc., Immunomedics, Inc. and Concert Pharmaceuticals Inc., and several privately-held life sciences companies. During the last five years, Mr. Hutt has also served as a member of the Board of Directors of BIND Therapeutics, Inc., Celera Genomics, DBV Technologies, Momenta Pharmaceuticals, Inc. and Ista Pharmaceuticals, Inc. Mr. Hutt received his B.A., magna cum laude, from Yale University, his L.L.B. from Harvard University and his L.L.M. from New York University. We believe that Mr. Hutt is qualified to serve on our Board of Directors due to his 50 years of experience and expertise in food and drug regulation, including his service at the U.S. Food and Drug Administration and at Covington & Burling LLP, and his experience serving on other boards of directors in the biotechnology industry.
EXECUTIVE OFFICERS
The following table sets forth information regarding our executive officers who are not also directors:

2.

Name	Age	Position(s)
John McCabe	49	Chief Financial Officer, Treasurer and Secretary
Thomas Wessel, M.D., Ph.D.	63	Former Chief Medical Officer

John McCabe has served as our Chief Financial Officer since December 2016. From May 2014 to December 2016, Mr. McCabe served as our Vice President, Finance. Mr. McCabe joined us from ARIAD Pharmaceuticals, Inc. where he was Vice President and Chief Accounting Officer from May 2013 to May 2014. Previously, Mr. McCabe served as Vice President and Corporate Controller at Charles River Associates from June 2009 to May 2013. Previously, Mr. McCabe was the Director, Strategic Business Unit Controller at Biogen, Inc. from 2007 until 2009. Mr. McCabe has also held positions at Performance Technologies, Inc., IP.com Inc. and Arthur Andersen LLP. Mr. McCabe earned an M.B.A. from the University of Massachusetts at Amherst and B.S. degrees in Accounting and Management Information Systems from Babson College.
Thomas Wessel, M.D., Ph.D., served as our Chief Medical Officer from December 2014 to June 2018. Dr. Wessel's position was eliminated in June 2018 in connection with our corporate restructuring and strategic assessment. Prior to joining us, Dr. Wessel was an independent consultant to several biotechnology and large pharmaceutical companies. Previously, Dr. Wessel was the Chief Medical Officer of Acorda Therapeutics, Inc. from November 2008 until September 2011. Between March 2002 and October 2008, Dr. Wessel was employed in various leadership positions at Sepracor, Inc., including Senior Vice President of Clinical Research. Before joining Sepracor, Dr. Wessel worked on several CNS projects at Janssen Pharmaceuticals. Before working in the pharmaceutical industry, Dr. Wessel held several academic and research positions. Dr. Wessel received his M.D. from the University of Munich School of Medicine and completed his Ph.D. in experimental neurobiology at the Max-Planck-Institute for Psychiatry in Martinsried, Germany. He completed his residency in neurology at New York Hospital and Memorial Sloan-Kettering Cancer Center (Cornell University Medical Center).
Audit Committee
Prior to Mr. Capello's retirement from the Board, the Audit Committee consisted of Messrs. Capello and Kozin and Ms. Stacy. Upon Mr. Capello's resignation, Mr. Hutt joined the Audit Committee and Ms. Stacy assumed the role of Audit Committee chair. The Board of Directors has determined that each of the members of the Audit Committee satisfies the Nasdaq Stock Market and SEC independence requirements. The Board of Directors determined that Mr. Capello, through the date of his retirement, and Ms. Stacy, upon assuming the role of Audit Committee chair, both qualify as an audit committee financial expert within the meaning of SEC regulations and meet the financial sophistication requirements of the Nasdaq Listing Rules. The Audit Committee is governed by a written audit committee charter that is available to shareholders on our website at www.flex-pharma.com. The inclusion of our website address here and elsewhere in this amendment does not include or incorporate by reference the information on our website into this amendment.
Code of Ethics
We have adopted a code of business conduct and ethics that applies to all of our employees, officers and directors, including those officers responsible for financial reporting. Our code of business conduct and ethics is available on our website at www.flex-pharma.com. We intend to disclose any amendments to the code, or any waivers of its requirements, on our website.
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who own more than ten percent of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Officers, directors and greater than 10% shareholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.

3.

Based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, we believe that, during the fiscal year ended December 31, 2018, all of our officers, directors and greater than 10% beneficial owners complied with all Section 16(a) filing requirements applicable to them.

4.

Item 11. Executive Compensation
Summary Compensation Table
The following table sets forth information for each of the last two completed fiscal years regarding compensation awarded to or earned by our President and Chief Executive Officer and the two other most highly compensated executive officers, or collectively, the named executive officers.

Name and Principal Position	Year	Salary ($)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)(2)	All Other Compensation ($)		Total ($)
William McVicar, Ph.D., President, Chief Executive Officer(3)	2018	$490,000	$1,047,292	$245,000	$16,112	(5)	$1,798,404
	2017	$325,442	$606,460	$75,802	$66,194	(5)	$1,073,898
John McCabe, Chief Financial Officer, Treasurer and Secretary	2018	$330,000	$453,516	$132,000	$16,116	(6)	$931,632
	2017	$300,000	$201,543	$54,000	$14,121	(6)	$569,664
Thomas Wessel, M.D., Ph.D. Former Chief Medical Officer(4)	2018	$169,115	$280,520	$—	$312,047	(7)	$761,682
	2017	$419,056	$255,689	$75,430	$15,951	(7)	$766,126

(1)
This column reflects the aggregate grant date fair value of the option awards granted during the respective fiscal years computed in accordance with ASC 718. Assumptions used in the calculation of these amounts are included in Note 13 to our consolidated financial statements included the Original Report.

(2)	Amounts shown represent annual performance‑based bonuses for 2018 and 2017. For more information, see “Annual Performance‑Based Bonus Opportunity” below.

(3)
Dr. McVicar joined us as our President of Research & Development on April 5, 2017. He was appointed as interim Chief Executive Officer on July 3, 2017 and then appointed as President and Chief Executive Officer on August 1, 2017. Prior to his employment, from February 14, 2017 through April 4, 2017, Dr. McVicar served as a consultant to the Company. Amounts shown for 2017 represent all compensation earned by Dr. McVicar as an employee and consultant.

(4)
Dr. Wessel was terminated as our Chief Medical Officer on June 26, 2018. Upon termination, Dr. Wessel entered into an advisor agreement, which terminated on December 30, 2018. Amounts shown for 2018 represent all compensation earned by Dr. Wessel as an employee and advisor.

(5)
Amounts for 2018 and 2017 consist of the following: (i) $852 and $521 for long-term disability premiums and related tax gross up, (ii) $1,200 and $900 paid as an allowance for cell phone costs, (iii) $3,060 and $2,295 for reimbursement of commuting expenses (iv) $11,000 in 2018 for matching contributions defined in our 401(k) plan and (v) $62,478 in 2017 of consulting fees for the period prior to his employment date of April 5, 2017.

(6)
Amounts for 2018 and 2017 consist of the following: (i) $856 and $888 for long-term disability premiums and related tax gross up, (ii) $1,200 in each year paid as an allowance for cell phone costs, (iii) $3,060 in each year for reimbursement of commuting expenses and (iv) $11,000 and $8,973 for matching contributions defined in our 401(k) plan.

(7)
Amounts for 2018 and 2017 consist of the following: (i) $427 and $891 for long-term disability premiums and related tax gross up, (ii) $575 and $1,200 paid as an allowance for cell phone costs, (iii) $1,530 and $3,060 for reimbursement of commuting expenses, (iv) $6,765 and $10,800 for matching contributions defined in our 401(k) plan, (v) $14,841 in 2018 of accrued paid time off paid upon termination, (vi) $257,250 in 2018 for severance payments made in July 2018 and (vii) $30,659 in 2018 of advisory fees for the period from June 2018 through December 2018. For more information on the severance payment and advisory fees, see “Agreements with Our Named Executive Officers” below.

Annual Base Salary
Base salaries are intended to provide a fixed level of compensation for our named executive officers that is commensurate with their responsibilities and competitive market conditions. When considered in

5.

combination with other elements of our executive compensation, we believe our base salaries are sufficient to attract and retain an effective management team.
The compensation of our named executive officers is generally determined and approved by the Board of Directors or the Compensation Committee. The Compensation Committee approved individual increases to the 2018 base salaries of Dr. McVicar and Mr. McCabe effective on January 1, 2018. In January 2018, Dr. Wessel's employment agreement was amended, adjusting his annual base salary to $343,000, his target bonus was changed to 45% and required him to devote 80% of his business time to the Company. There were no base salary adjustments to the salaries of Dr. McVicar and Mr. McCabe for 2019. The 2019 and 2018 base salaries are outlined in the table below.

Name	2018 Base Salary	2019 Base Salary
William McVicar, Ph.D.	$490,000	$490,000
John McCabe	$330,000	$330,000
Thomas Wessel, M.D., Ph.D.	$343,000	$—

Annual Performance-Based Bonus Opportunity
In addition to base salaries, our named executive officers are eligible to receive annual performance-based cash bonuses, which are designed to provide appropriate incentives to our executives to achieve defined annual corporate goals and to reward our executives for individual achievement towards these goals.
In connection with the our corporate restructuring and strategic assessment that we announced in June 2018, we entered into amended employment agreements with Dr. McVicar and Mr. McCabe. Under the terms of these amendments, we agreed to pay 100% of the 2018 target annual bonuses to Dr. McVicar and Mr. McCabe upon the earlier of a change in control event, as defined in the agreements, or March 15, 2019, provided each is an employee in good standing at the time of payment. Dr. McVicar and Mr. McCabe were paid $245,000 and $132,000, respectively, on March 15, 2019. Dr. Wessel's position was eliminated in June 2018 and he was not paid any bonus related to 2018. See the section "Agreements with Our Executive Officers" below for further information.
Equity-Based Incentive Awards
Our equity-based incentive awards are designed to align our longer-term interests and the longer-term interests of our shareholders with those of our employees and consultants, including our named executive officers. The Board, following the recommendation of the Compensation Committee, is responsible for approving equity grants. We have generally granted stock options to our named executive officers and employees as incentive compensation because we believe in using equity compensation to reward our named executive officers and other employees for stock price appreciation. Vesting of equity awards is generally tied to continuous service with us and serves as an additional retention measure.
Based upon the pending merger with Salarius Pharmaceuticals, LLC, or Salarius, as discussed in the Original Report, we do not expect to issue stock options in the future.
On January 17, 2018, the Board granted an option to purchase 250,000, 100,000 and 100,000 shares of our common stock to Dr. McVicar, Mr. McCabe and Dr. Wessel, respectively, in connection with each officer’s annual performance review. The options vest over a four-year period where 1/48th of the total number of shares subject to the option vests monthly after January 18, 2018. Upon the termination of Dr. Wessel's advisory agreement, 77,084 of the stock options granted to Dr. Wessel were terminated and 22,916 remain eligible for exercise through December 30, 2019.

6.

On June 14, 2018, Dr. McVicar and Mr. McCabe received options to purchase 359,696 shares and 179,848 shares, respectively, of our common stock. Each grant vests in equal installments over 48 months from the date of grant and shall vest in full upon the closing of a change in control event and termination of employment (other than termination for cause). Dr. McVicar and Mr. McCabe will have the right to exercise their options for a period of three years and one year, respectively, after termination of their employment (other than termination for cause).
Agreements with Our Named Executive Officers
Below are written descriptions of our employment agreements with our named executive officers.
William McVicar, Ph.D.    We entered into an executive employment agreement with Dr. McVicar in April 2017, as last amended on June 20, 2018. Pursuant to his executive employment agreement, Dr. McVicar will receive an annual base salary, which is subject to increase by the Board, and is eligible for an annual bonus that targets 50% of his annualized base salary based upon an assessment of Dr. McVicar's performance and the attainment of targeted goals established by the Board. The assessment of Dr. McVicar's performance and the achievement of goals is determined at the sole discretion of the Board. In connection with our corporate restructuring and strategic assessment we entered into an amendment to Dr. McVicar’s executive employment agreement. Under the amendment, Dr. McVicar will be entitled to receive a lump sum cash bonus payment equal to $300,000 following a change in control event (as defined in the amendment). Dr. McVicar will also receive full payment of his performance bonus for the fiscal year 2018 (50% of his then-current base salary) within 30 days of a change in control event, or no later than March 15, 2019, provided Dr. McVicar is an employee in good standing at the time of payment. This bonus was paid on March 15, 2019. The amendment also provides that Dr. McVicar’s previously issued stock option grants, totaling 500,000 options, will be exercisable for a period of three years after termination of his employment (other than termination for cause). In the event that he is terminated without cause or resigns for good reason, Dr. McVicar is entitled to certain additional severance and change of control benefits pursuant to his employment agreement, the terms of which are described below under "Potential Payments Upon Termination or Change of Control."
John McCabe.    We entered into an executive employment agreement with Mr. McCabe in May 2015, as last amended on June 20, 2018. Pursuant to his executive employment agreement, Mr. McCabe receives an annual base salary, which is subject to increase by the Board, and is eligible for an annual bonus that targets 40% of his annualized base salary based upon an assessment of Mr. McCabe's performance and the attainment of targeted goals established by the Board. The assessment of Mr. McCabe's performance and the achievement of goals is determined at the sole discretion of the Board. In connection with our corporate restructuring and strategic assessment we entered into an amendment to Mr. McCabe’s executive employment agreement. Pursuant to the amendment, Mr. McCabe will be entitled to receive a lump sum cash bonus payment equal to $200,000 following a change in control event (as defined in the amendment). Mr. McCabe is also entitled to receive full payment of his performance bonus for the fiscal year 2018, within 30 days of a change in control event, or no later than March 15, 2019, provided Mr. McCabe is an employee in good standing at the time of payment. This bonus was paid on March 15, 2019. The amendment also provides that Mr. McCabe’s previously issued stock option grants, totaling 323,753 options, will be exercisable for a period of one year after termination of his employment (other than termination for cause). In the event that he is terminated without cause or resigns for good reason, Mr. McCabe is entitled to certain additional severance and change of control benefits pursuant to his employment agreement, the terms of which are described below under "Potential Payments Upon Termination or Change of Control."
Thomas Wessel, M.D., Ph.D.     We entered into an offer letter with Dr. Wessel in December 2014, which was amended in May 2015 and in January 2018. Pursuant to his offer letter, Dr. Wessel was required to devote 80% of his business time to the Company. Dr. Wessel received an annual base salary, which was subject to increase by the Board of Directors and was eligible for an annual bonus that targeted 45% of his annualized base salary based upon an assessment of Dr. Wessel's performance and the attainment of targeted goals established by the Board of Directors. The assessment of Dr. Wessel's performance and the achievement of goals was determined at the sole discretion of the Board of Directors. In June 2018, in connection with our corporate restructuring agreement and strategic assessment, Dr. Wessel's position

7.

was eliminated. Effective June 26, 2018, we entered into a separation agreement with Dr. Wessel under which Dr. Wessel was paid a lump sum amount of $257,250, which represented nine months of Dr. Wessel's annualized base salary and we also agreed to pay, for up to nine months, that portion of the COBRA monthly premiums that we paid prior to his termination. In conjunction with the separation agreement, we also entered into an advisory agreement with Dr. Wessel. Under the terms of the advisory agreement, Dr. Wessel received an hourly fee for advisory services provided to the Company and his previously granted stock options continued to vest while he provided continuous service to the Company as an advisor. The advisory agreement also provided that Dr. Wessel’s previously vested stock option grants, totaling 227,633 options, will be exercisable for a period of one year after any termination of the advisory agreement. The advisory agreement terminated on December 30, 2018.
Potential Payments Upon Termination or Change of Control
Regardless of the manner in which a named executive officer’s service terminates, the named executive officer is entitled to receive amounts earned during their term of service, including salary and unused vacation pay.
Under Dr. McVicar's executive employment agreement, as amended, in the event that he is terminated without cause or resigns for good reason prior to a change in control (each as defined in his employment agreement), Dr. McVicar will be entitled to severance in the form of salary continuation for 12 months at his then-current base salary and we will pay, for up to 12 months, that portion of the COBRA monthly premiums that we paid prior to such termination. In the event that he is terminated without cause or resigns for good reason during the period beginning 30 days prior to and ending 12 months following a change in control, then 100% of the shares of common stock subject to Dr. McVicar's stock options shall automatically vest.
Under Mr. McCabe's executive employment agreement, as amended, in the event that he is terminated without cause or resigns for good reason prior to a change in control (each as defined in his employment agreement), Mr. McCabe will be entitled to severance in the form of salary continuation for twelve months at his then-current base salary and we will pay, for up to 12 months, that portion of the COBRA monthly premiums that we paid prior to such termination. In the event that he is terminated without cause or resigns for good reason during the period beginning 30 days prior to and ending 12 months following a change in control, then 100% of the shares of common stock subject to Mr. McCabe's stock options shall automatically vest.
The amounts paid to Dr. Wessel’s pursuant to his separation agreement with us are discussed above under the section “Agreements with Our Named Executive Officers.”
Outstanding Equity Awards at December 31, 2018
The following table sets forth certain information regarding outstanding equity awards granted to our named executive officers as of December 31, 2018.

8.

		Option Awards(1)
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price Per Share	Option Expiration Date
William McVicar, Ph.D.	5/26/2017(3)	83,333	116,667	$3.37	5/26/2027
	7/26/2017(4)	17,708	32,292	$4.08	7/26/2027
	1/17/2018(5)	57,291	192,709	$3.98	1/17/2028
	6/14/2018(6)	44,962	314,734	$1.35	6/14/2028
John McCabe	5/19/2014(7)	87,565	—	$0.77	5/19/2024
	11/14/2014(8)	29,188	—	$5.44	11/14/2024
	1/21/2016(8)	29,166	10,834	$9.59	1/21/2026
	1/18/2017(6)	32,104	34,896	$4.58	1/18/2027
	1/17/2018(5)	22,916	77,084	$3.98	1/17/2028
	6/14/2018(6)	22,481	157,367	$1.35	6/14/2028
Thomas Wessel, M.D., Ph.D.	1/7/2015	163,136	__(2)	$10.79	1/7/2025
	1/21/2016	37,916	__(2)	$9.59	1/21/2026
	1/18/2017	40,729	__(2)	$4.58	1/18/2027
	1/17/2018	22,916	__(2)	$3.98	1/17/2028

(1)
Except as otherwise indicated, each option award becomes exercisable as it becomes vested and all vesting is subject to the executive's continuous service with us through the vesting dates. The unexercisable options are subject to vesting acceleration as described above under “Potential Payments Upon Termination or Change of Control.”

(2)
In connection with the termination of his advisor agreement, Dr. Wessel's unexercisable options were cancelled on December 30, 2018. Dr. Wessel has 12 months from December 30, 2018 to exercise his vested options.

(3)
The option vested with respect to 1/4th of the total number of shares on April 5, 2018, with the remaining shares vesting in approximately equal monthly installments thereafter over the next three years.

(4)	The option vests at the rate of 1/48th of the total number of shares vesting monthly over four years measured from July 3, 2017.

(5)	The option vests at the rate of 1/48th of the total number of shares vesting monthly over four years measured from January 18, 2018.

(6)	The option vests at the rate of 1/48th of the total number of shares vesting monthly over four years measured from the grant date.

(7)
The option vests with respect to 1/4th of the total number of shares one year after May 12, 2014, and with respect to the remaining shares in approximately equal monthly installments thereafter over the next three years.

(8)
The option vests with respect to 1/4th of the total number of shares one year after the grant date, and with respect to the remaining shares in approximately equal monthly installments thereafter over the next three years.

401(k) Plan
We maintain a tax-qualified retirement plan that provides eligible U.S. employees with an opportunity to save for retirement on a tax advantaged basis. Eligible employees are able to defer eligible compensation up to certain U.S. Internal Revenue Code of 1986, as amended, or the Code, limits, which are updated annually. In 2018, we made matching contributions of 100% of the first 4% of the eligible compensation that an employee contributed to the 401(k) Plan, up to the maximum amount allowed by the Code. Pre-tax contributions by employees and any employer contributions that we make to the 401(k) Plan and the income earned on those contributions are generally not taxable to employees until withdrawn. Employee

9.

contributions are allocated to each participant's individual account and are then invested in selected investment alternatives according to the participants' directions. Employees are immediately and fully vested in their own contributions. The employer match vests over four years; provided, however, that in the case of a change in control, the employer match will vest in full. The 401(k) plan is intended to be qualified under Section 401(a) of the Code, with the related trust intended to be tax exempt under Section 501(a) of the Code. As a tax-qualified retirement plan, contributions to the 401(k) plan are deductible by us when made, and contributions and earnings on those amounts are not taxable to the employees until withdrawn or distributed from the 401(k) plan.
Compensation Recoupment or Clawback Policy
We have adopted a compensation recoupment or clawback policy providing that, if the Board determines that an executive officer knowingly engaged in fraud, dishonesty or gross negligence that resulted in an incorrect determination that an incentive compensation performance goal had been achieved, the Board may take appropriate action to recover from such executive officer any compensation that resulted from such determination. The Board may require reimbursement for any bonus, equity or incentive compensation awarded to an executive officer who engaged in such misconduct to the extent it was based on such incorrect determination.
Non-Qualified Deferred Compensation
None of our named executive officers participate in or have account balances in non-qualified defined contribution plans or other non-qualified deferred compensation plans maintained by us. The Board may elect to provide our officers and other employees with non-qualified defined contributions or other non-qualified deferred compensation benefits in the future if it determines that doing so is in our best interests.
Director Compensation
Our Board has adopted a compensation policy that is applicable to all of our non-employee directors. We do not pay additional compensation to directors who are also our employees for service on the Board. The compensation policy provides that each such non-employee director, other than any non-employee director who disclaims such compensation, will receive the following compensation for service on our Board:

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

10.

•
upon first joining the Board, an initial grant of an option to purchase 20,000 shares of our common stock vesting monthly over a period of three years measured from the date of such grant (or such other date as the Board shall otherwise determine); and

•
for each non-employee director whose term continues on the date of our annual meeting each year, an annual grant of an option to purchase 10,000 to 12,000 shares of our common stock vesting in monthly installments over one year following the grant date.

In the fourth quarter of 2018, the Board suspended the compensation policy and related payments to the directors and committee members as a means to preserve cash in advance of the pending merger with Salarius. Therefore, no payments were made to the Board for services in the fourth quarter of 2018. The Board reinstated payments pursuant to the compensation policy effective January 1, 2019 for services rendered in 2019.
Each of the option grants described above will (i) vest in full upon a change in control (as defined under our 2015 Equity Incentive Plan) and (ii) have a 10 year term.
Our Compensation Committee is responsible for reviewing the compensation of our non-employee directors and making recommendations to our Board about any changes to such compensation.
We also reimburse all of our non-employee directors for their travel, lodging and other reasonable expenses incurred in attending meetings of the Board of Directors and committees of the Board of Directors.
The following table sets forth in summary form information concerning the compensation that was earned or paid during fiscal year ended December 31, 2018 to each of our non-employee directors. Directors who are also our employees receive no additional compensation for their service as directors and are not set forth in the table below. The compensation for Dr. McVicar as a named executive officer is set forth above under “Summary Compensation Table.

Name	Fees Earned or Paid in Cash	Option Awards(2)		All Other Compensation		Total
Jeffrey Capello (1)	$23,874	$—		$—		$23,874
Peter Barton Hutt	$41,765	$5,593	(3)			$47,358
Marc Kozin	$35,625	$5,593	(3)			$41,218
Roderick MacKinnon, M.D. (1)	$22,500	$—		$19,634	(4)	$42,134
Robert Perez (1)	$3,875	$—				$3,875
Stuart Randle	$77,625	$5,593	(3)			$83,218
Michelle Stacy	$40,474	$5,593	(3)			$46,067
Roger Tung	$31,721	$5,593	(3)			$37,314
Christoph Westphal, M.D., Ph.D. (1)	$7,333	$—		$8,276	(5)	$15,609

(1)
Mr. Perez, Dr. Westphal and Dr. MacKinnon resigned from the Board effective January 31, 2018, March 7, 2018 and July 23, 2018, respectively. Mr. Capello retired from our Board at the 2018 annual meeting of stockholders.

(2)
This column reflects the aggregate grant date fair value of the option awards granted during the fiscal year computed in accordance with ASC 718. Assumptions used in the calculation of these amounts are included in Note 13 to our consolidated financial statements included in the Original Report. As of December 31, 2018:

•	Mr. Hutt held stock options to purchase 77,026 shares of common stock in the aggregate;

•	Mr. Kozin held stock options to purchase 77,026 shares of common stock in the aggregate;

•	Mr. Randle held stock options to purchase 77,026 shares of common stock in the aggregate;

•	Ms. Stacy held stock options to purchase 52,000 shares of common stock in the aggregate; and

11.

•	Dr. Tung held stock options to purchase 39,340 shares of common stock in the aggregate.

(3)	Represents the grant date fair value associated with an option to purchase 10,000 shares of our common stock at an exercise price of $0.82 per share.

(4)
Represents the following amounts earned by Dr. MacKinnon during 2018: (i) $16,875 for his services as Co-Chair of our scientific advisory board pursuant to a scientific advisory board agreement and (ii) $2,759 for royalty payments on certain revenues.

(5)	Represents amounts earned by Dr. Westphal for royalty payments on certain revenues.

12.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Security Ownership of Certain Beneficial Owners and Management
The following table sets forth information regarding beneficial ownership of our common stock as of April 1, 2019 by:

•	each person, or group of affiliated persons, known by us to beneficially own more than 5% of Flex Pharma's common stock;

•	each of our directors;

•	each of our named executive officers; and

•	all of our named executive officers and directors as a group.
Information with respect to beneficial ownership has been furnished by each director, officer or beneficial owner of more than 5% of our common stock. We determined beneficial ownership in accordance with the rules of the SEC. These rules generally attribute beneficial ownership of securities to persons who possess sole or shared voting power or investment power with respect to those securities. In addition, the rules include shares of common stock issuable pursuant to the exercise of stock options or warrants that are either immediately exercisable or exercisable on or before May 31, 2019, which is 60 days after April 1, 2019. These shares are deemed to be outstanding and beneficially owned by the person holding those options or warrants for the purpose of computing the percentage ownership of that person, but they are not treated as outstanding for the purpose of computing the percentage ownership of any other person. Unless otherwise indicated, the persons or entities identified in this table have sole voting and investment power with respect to all shares shown as beneficially owned by them, subject to applicable community property laws.
Percentage of beneficial ownership is based on 18,069,476 shares of common stock outstanding as of April 1, 2019. Except as otherwise noted below, the address for each person or entity listed in the table is c/o Flex Pharma, Inc., 31 St. James Avenue, 6th Floor, Boston, MA 02116.

Name of beneficial owner	Number of shares beneficially owned	Percentage of shares beneficially owned

5% or greater stockholders
Renaissance Technologies, LLC	1,027,971	5.69%
Directors and named executive officers
Peter Barton Hutt(1)	87,867	*
Marc Kozin(2)	80,692	*
John McCabe(3)	265,366	1.45%
William McVicar(4)	292,845	1.59%
Stuart Randle(5)	76,192	*
Michelle Stacy(6)	53,751	*
Roger Tung(7)	34,343	*
Thomas Wessel, M.D., Ph.D.(8)	284,697	1.56%
All directors and named executive officers as a group (total of 8 persons)(9)	1,175,753	6.14%

* Represents beneficial ownership of less than one percent.

13.

(1)	Includes 11,675 shares of common stock and 76,192 shares of common stock issuable upon the exercise of options exercisable within 60 days of April 1, 2019.

(2)	Includes 4,500 shares of common stock and 76,192 shares of common stock issuable upon the exercise of options exercisable within 60 days of April 1, 2019.

(3)	Includes 1,650 shares of common stock and 263,716 shares of common stock issuable upon the exercise of options exercisable within 60 days of April 1, 2019.

(4)	Represents shares of common stock issuable upon the exercise of options exercisable within 60 days of April 1, 2019.

(5)	Represents shares of common stock issuable upon the exercise of options exercisable within 60 days of April 1, 2019.

(6)	Includes 2,585 shares of common stock and 51,166 shares of common stock issuable upon the exercise of options exercisable within 60 days of April 1, 2019.

(7)	Includes 5,837 shares of common stock and 28,506 shares of common stock issuable upon the exercise of options exercisable within 60 days of April 1, 2019.

(8)	Includes 57,064 shares of common stock and 227,633 shares of common stock issuable upon the exercise of options exercisable within 60 days of April 1, 2019.

(9)
Includes (a) 83,311 shares held by all Flex Pharma named executive officers and current directors as a group and (b) 1,092,442 shares that all named executive officers and current directors as a group have the right to acquire from Flex Pharma within 60 days of April 1, 2019 pursuant to the exercise of stock options.

Equity Compensation Plan Information
The following table provides information as of December 31, 2018, with respect to shares of our common stock that may be issued under our existing equity compensation plans:

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by shareholders:
2014 Equity Incentive Plan	462,416(1)	$4.96	—
2015 Equity Incentive Plan(2)	1,858,565(1)	$3.89	1,740,416
2015 Employee Stock Purchase Plan(3)	—	$—	713,996
Equity compensation plans not approved by shareholders:
None	—	$—	—

(1) All shares issuable upon exercise of options.

(2) In accordance with the terms of the 2015 Equity Incentive Plan, on January 1, 2019, the maximum aggregate number of shares of our common stock that may be issued under the plan was automatically increased by 722,779 shares, such that immediately after such increase the number of shares remaining available for future issuance under the plan was 2,463,195.
(3) In accordance with the terms of the 2015 Employee Stock Purchase Plan, on January 1, 2019, the maximum aggregate number of shares of our common stock that may be issued under the plan was automatically increased by 180,694 shares, such that immediately after such increase the number of shares remaining available for future issuance under the plan was 894,690.

14.

Item 13. Certain Relationships and Related Transactions and Director Independence
Policies and Procedures Regarding Transactions with Related Persons
We have adopted a written related-person transactions policy that sets forth our policies and procedures regarding the identification, review, consideration and oversight of "related-person transactions." For purposes of our policy only, a "related-person transaction" is a transaction, arrangement or relationship (or any series of similar transactions, arrangements or relationships) in which we and any "related person" are participants involving an amount that exceeded or will exceed the lesser of (i) $120,000 or (ii) 1% of the average of our total assets for the last two completed fiscal years. A “related person” is any executive officer, director or a holder of more than 5% of our common stock, including any of their immediate family members and any entity owned or controlled by such persons.
Under the policy, where a transaction has been identified as a related-person transaction, management must present information regarding the proposed related-person transaction to the Audit Committee (or, where review by the Audit Committee would be inappropriate, to another independent body of the Board) for review. The presentation must include a description of, among other things, the material facts, the direct and indirect interests of the related persons, the benefits of the transaction to us and whether any alternative transactions are available. To identify related-person transactions in advance, we rely on information supplied by our executive officers, directors and certain significant shareholders. In considering related-person transactions, the Audit Committee or other independent body of the Board takes into account the relevant available facts and circumstances including, but not limited to:

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
Certain Related-Person Transactions
Other than listed below, there were no related party transactions since January 1, 2017 with our executive officers, directors and beneficial owners of 5% or more of our securities.
Royalty Agreement
In connection with the transfer of certain intellectual property to us by our scientific founders, on March 20, 2014, we entered into a royalty agreement with the founders, who included Drs. Westphal and MacKinnon. Pursuant to the royalty agreement we are obligated to pay the founders a royalty of 2%, in the aggregate, of gross sales of any product sold by us or by any of our licensees for use in the treatment of any neuromuscular disorder, and that uses, incorporates or embodies, or is made using any of our intellectual property, including any know-how. The royalty agreement grants the founders certain audit rights and requires any license or sublicense granted by us be consistent with the terms and conditions of the royalty agreement. Each founder may assign his rights and obligations under the royalty agreement to a third-party upon prior written notice to us. We may not assign our rights and obligations thereunder except in the event of a change in control relating to our company. The term of the royalty agreement is perpetual. During the fiscal year ended December 31, 2018, Drs. Westphal and MacKinnon earned $8,276 and $2,759, respectively, pursuant to the royalty agreement. During the fiscal year ended December 31, 2017, Drs. Westphal and MacKinnon earned $12,633 and $4,211, respectively, pursuant to the royalty agreement.

15.

In January 2019, the founders entered into a royalty agreement with Flex Innovation Group, LLC, a wholly owned subsidiary of the Company, which replaces the royalty agreement described above related to the sale of over the counter, non-prescription and/or nutritional supplement products. Under the terms of the agreement, Flex Innovation Group, LLC is now the party obligated to pay the founder's a royalty on all over the counter, non-prescription and/or nutritional supplement products sold by Flex Innovation Group, LCC, that are marketed to stop, prevent, relieve or otherwise treat muscle cramps, muscle soreness, or aid in muscle recovery. The product must also include at least one ion channel activator, as defined in the agreement. The royalty is payable on sales, as defined, over 20 years with a 2% royalty for the first 10 years and a 1% royalty for the following 10 years.
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
Other Transactions
We entered into various employment-related agreements and compensatory arrangements with our executive officers and directors that, among other things, provide for compensatory and certain severance and change of control benefits. For a description of these agreements and arrangements, see the sections above in Item 11 - Executive Compensation titled “Agreements with Our Executive Officers,” “Potential Payments Upon Termination or Change in Control ” and “Director Compensation.”
Independence of the Board of Directors
As required under the Nasdaq Listing Rules, a majority of the members of a listed company's board of directors must qualify as "independent" as affirmatively determined by its board of directors. The Board of Directors consults with the Company's counsel to ensure that the Board of Directors' determinations are consistent with relevant securities and other laws and regulations regarding the definition of "independent," including those set forth in pertinent listing standards of Nasdaq, as in effect from time to time.

Our Board of Directors has undertaken a review of its composition, the composition of its committees and the independence of each director. Based upon information requested from and provided by each director concerning his or her background, employment and affiliations, including family relationships, our Board of Directors has determined that Mr. Hutt, Mr. Kozin, Mr. Randle, Ms. Stacy and Dr. Tung, representing five of our six directors, do not have any relationships that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and that each of these directors is “independent” as that term is defined under the applicable rules and regulations of the SEC and the listing requirements of the Nasdaq Listing Rules. Our Board of Directors has determined that Dr. McVicar, by virtue of his position as our Chief Executive Officer, is not independent under applicable rules and regulations of the SEC and Nasdaq Listing Rules. In making this determination, our Board of Directors considered the current and prior relationships that each non-employee director has with us and all other facts and circumstances our Board of Directors deemed relevant in determining their independence, including the beneficial ownership of our capital stock by each non-employee director.

16.

Item 14. Principal Accountant Fees and Services
Independent Registered Public Accounting Firm Fees and Services
The following table summarizes the fees of Ernst & Young LLP, our independent registered public accounting firm, incurred for the years ended December 31, 2018 and December 31, 2017.

	Year Ended December 31,
	2018	2017
Audit fees(1)	$279,608	$379,575
Audit-related fees	—	—
Tax fees(2)	25,823	34,710
All other fees(3)	1,960	1,985
Total Fees	$307,391	$416,270

(1)	Consist of fees billed for professional services rendered for the audit of our annual financial statements and services provided in connection with our registration statements.

(2)	Consist of fees billed for tax compliance, tax advice, tax planning and tax return preparation.

(3)	Consist of fees billed for products and services, other than those described above under Audit fees and Tax fees.
All fees and services listed above were pre-approved by the Audit Committee in accordance with the “Pre-Approval Policies and Procedures” described below.
Pre-Approval Policies and Procedures
The Audit Committee has adopted policies and procedures relating to the approval of all audit and non-audit services that are to be performed by our independent registered public accounting firm. This policy generally provides that we will not engage our independent registered public accounting firm to render audit or non-audit services unless the service is specifically approved in advance by the Audit Committee or the engagement is entered into pursuant to one of the pre-approval procedures described below.
From time to time, the Audit Committee may pre-approve specified types of services that are expected to be provided to us by our independent registered public accounting firm during the next 12 months. Any such pre-approval is detailed as to the particular service or type of services to be provided and is also generally subject to a maximum dollar amount.
All audit services and all non-audit services in fiscal 2018 were pre-approved by our audit committee. Our audit committee has determined that the provision of the non-audit services for which these fees were rendered is compatible with maintaining the independent auditor's independence.

17.

Item 15. Exhibits and Financial Statement Schedules

Financial Statements

Included in Part II, Item 8 of the Original Report.

Exhibits

The exhibits listed below are filed as part of this Form 10-K other than Exhibit 32.1, which shall be deemed furnished.

Incorporated by reference herein
Number		Description	Form	Date Filed with SEC

2.1		Agreement and Plan of Merger dated January 3, 2019 by and among the Registrant, Falcon Acquisition Sub, LLC and Salarius Pharmaceuticals, LLC.	Current Report on Form 8-K (File No. 001-36812)	January 4, 2019

3.1		Amended and Restated Certificate of Incorporation of the Registrant	Current Report on Form 8-K (File No. 001-36812)	February 9, 2015

3.2		Amended and Restated Bylaws of the Registrant	Current Report on Form 8-K (File No. 001-36812)	February 9, 2015

4.1		Form of Common Stock Certificate of the Registrant	Registration Statement on Form S-1 (File No. 333-201276), as amended.	January 13, 2015

4.2		Amended and Restated Investors' Rights Agreement, dated July 23, 2014, by and among the Registrant and certain of its stockholders	Registration Statement on Form S-1 (File No. 333-201276), as amended.	December 29, 2014

10.1	+	Form of Indemnity Agreement by and between the Registrant and its directors and officers	Registration Statement on Form S-1 (File No. 333-201276), as amended.	January 13, 2015

10.2	+	Flex Pharma, Inc. 2014 Equity Incentive Plan, as amended, and Forms of Stock Option Agreement, Notice of Exercise and Stock Option Grant Notice thereunder	Registration Statement on Form S-1 (File No. 333-201276), as amended.	December 29, 2014

10.3	+	Flex Pharma, Inc. 2015 Equity Incentive Plan	Registration Statement on Form S-1 (File No. 333-201276), as amended.	January 13, 2015

10.4	+	Forms of Stock Option Agreement, Notice of Exercise and Stock Option Grant Notice under the Flex Pharma, Inc. 2015 Equity Incentive Plan	Annual Report on Form 10-K (File No. 001-36812)	March 24, 2015

10.5	+	Flex Pharma, Inc. 2015 Employee Stock Purchase Plan	Registration Statement on Form S-1 (File No. 333-201276), as amended.	January 13, 2015

10.6	+	Flex Pharma, Inc. Non-Employee Director Compensation Policy, as revised	Annual Report on Form 10-K (File No. 001-36812)	March 8, 2017

10.7	+	Offer Letter, dated December 23, 2014, by and between the Registrant and Thomas Wessel	Annual Report on Form 10-K (File No. 001-36812)	March 8, 2016

10.8	+	Amendment to Offer Letter, dated May 27, 2015, by and between the Registrant and Thomas Wessel	Annual Report on Form 10-K (File No. 001-36812)	March 8, 2016

18.

Incorporated by reference herein
Number		Description	Form	Date Filed with SEC

10.9	+	Separation Agreement, effective as of June 26, 2018, by and between the Registrant and Thomas Wessel	Quarterly Report on Form 10-Q (File No. 001-36812)	August 1, 2018

10.10	+	Advisor Agreement, dated June 26, 2018, by and between the Registrant and Thomas Wessel	Quarterly Report on Form 10-Q (File No. 001-36812)	August 1, 2018

10.11		Royalty Agreement, dated March 20, 2014, by and between the Registrant, Bruce Bean, Donald MacKinnon, Roderick MacKinnon and Christoph Westphal	Registration Statement on Form S-1 (File No. 333-201276), as amended.	December 29, 2014

10.12		Founders Agreement, dated February 25, 2014, by and among Bruce Bean, Donald MacKinnon, Roderick MacKinnon and Christoph Westphal, as adopted by the Registrant on February 27, 2014, as amended	Registration Statement on Form S-1 (File No. 333-201276), as amended.	December 29, 2014

10.13		Technology Assignment Agreement, dated March 20, 2014, by and between the Registrant, Catalyst Research, LLC, Bruce Bean, Donald MacKinnon and Roderick MacKinnon	Registration Statement on Form S-1 (File No. 333-201276), as amended.	December 29, 2014

10.14		Patent Assignment Agreement, dated March 20, 2014, by and between the Registrant, Bruce Bean, Donald MacKinnon and Roderick MacKinnon	Registration Statement on Form S-1 (File No. 333-201276), as amended.	December 29, 2014

10.15		Lease Agreement, dated January 27, 2017, between the Registrant and BP Prucenter Acquisition LLC	Current Report on Form 8-K (File No. 001-36812), as amended.	February 2, 2017

10.16		License Agreement, dated May 1, 2014, by and between the Registrant and ECLDS, LLC, as amended	Current Report on Form 10-Q (File No. 001-36812)	August 3, 2016

10.17	+	Executive Employment Agreement, dated as of May 27, 2015, by and between the Registrant and John McCabe	Current Report on Form 8-K (File No. 001-36812)	June 2, 2015

10.18	+	Amendment to Executive Employment Agreement dated December 14, 2016 between John McCabe and the Registrant	Current Report on Form 8-K (File No. 001-36812)	December 15, 2016

10.19	+	Amendment to Executive Employment Agreement, effective as of June 20, 2018, by and between the Registrant and John McCabe	Quarterly Report on Form 10-Q (File No. 001-36812)	August 1, 2018

10.20	+	Executive Employment Agreement, dated as of May 27, 2015, by and between the Registrant and Elizabeth Woo	Annual Report on Form 10-K (File No. 001-36812)	March 8, 2016

10.21	+	Executive Employment Agreement, dated as of April 5, 2017, by and between the Registrant and William McVicar	Current Report on Form 8-K (File No. 001-36812)	April 5, 2017

10.22	+	Amendment to Executive Employment Agreement, dated as of July 6, 2017, by and between the Registrant and William McVicar	Current Report on Form 8-K (File No. 001-36812)	July 11, 2017

10.23	+	Amended and Restated Executive Employment Agreement, dated as of August 1, 2017, by and between the Registrant and William McVicar	Quarterly Report on Form 10-Q (File No. 001-36812)	November 6, 2017

19.

Incorporated by reference herein
Number		Description	Form	Date Filed with SEC

10.24	+	Amendment to Executive Employment Agreement, effective as of June 20, 2018, by and between the Registrant and William McVicar	Quarterly Report on Form 10-Q (File No. 001-36812)	August 1, 2018

10.25	†	Production Agreement with Aseptic Solutions USA, LLC and Flex Innovation Group LLC	Quarterly Report on Form 10-Q (File No. 001-36812)	May 4, 2016

10.26	†	Supply Agreement dated May 9, 2016 by and between Trilogy Essential Ingredients Inc. and Flex Innovation Group LLC	Quarterly Report on Form 10-Q (File No. 001-36812)	August 3, 2016

21.1		Subsidiaries of the Registrant	Annual Report on Form 10-K (File No. 001-36812)	March 6, 2019

23.1		Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm	Annual Report on Form 10-K (File No. 001-36812)	March 6, 2019

24.1		Power of Attorney is made to the signature page hereto	(included on the signature page of the Original Report)

31.1		Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934

31.2		Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934

32.1	#	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(b) or 15d-14(b) of the Exchange Act and 18 U.S.C. Section 1350	Annual Report on Form 10-K (File No. 001-36812)	March 6, 2019

101.INS		XBRL Instance Document	Annual Report on Form 10-K (File No. 001-36812)	March 6, 2019

101.SCH		XBRL Taxonomy Extension Schema Document	Annual Report on Form 10-K (File No. 001-36812)	March 6, 2019

101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document	Annual Report on Form 10-K (File No. 001-36812)	March 6, 2019

101.DEF		XBRL Taxonomy Extension Definition Linkbase Document	Annual Report on Form 10-K (File No. 001-36812)	March 6, 2019

101.LAB		XBRL Taxonomy Extension Label Linkbase Document	Annual Report on Form 10-K (File No. 001-36812)	March 6, 2019

101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document.	Annual Report on Form 10-K (File No. 001-36812)	March 6, 2019

+ Indicates management contract or compensatory plan.
† Confidential treatment granted as to portions of the exhibit. Confidential materials omitted and filed separately with the SEC.
#  Furnished herewith and not deemed to be “filed” for purposes of Section 18 of the Exchange Act, and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act.

20.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FLEX PHARMA, INC.

Date: April 16, 2019	By:	/s/ William McVicar
William McVicar, Ph.D. President and Chief Executive Officer

21.