Form 10-Q
period 2019-06-30
Flex Pharma, Inc.
filed 2019-07-17
CIK 1615219

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
OR
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

As of July 12, 2019, there were 18,069,476 shares of common stock outstanding.

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

Forward-looking statements are not guarantees of future performance and our actual results could differ materially from the results discussed in the forward-looking statements. Factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, the timing and outcome of the completion of the merger with Salarius Pharmaceuticals, LLC; the costs associated with any pending or threatened litigation; our ability to continue to sell our consumer product; availability of funding sufficient for our foreseeable and unforeseeable operating expenses and capital expenditure requirements; ability to attract, retain and motivate qualified personnel; the inherent uncertainties associated with intellectual property; and other factors discussed in this Quarterly Report on Form 10-Q, our Annual Report on Form 10-K for the year ended December 31, 2018 and other filings with the Securities and Exchange Commission, or SEC.

As a result of these and other factors, we may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. We do not assume any obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

FLEX PHARMA, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	June 30, 2019	December 31, 2018

Assets
Current assets:
Cash and cash equivalents	$6,514,215	$9,829,624
Restricted cash	—	126,595
Accounts receivable	28,278	9,939
Inventory	130,920	186,920
Prepaid expenses and other current assets	435,972	162,088
Total current assets	7,109,385	10,315,166
Property and equipment, net	27,954	74,460
Total assets	$7,137,339	$10,389,626
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$805,516	$342,530
Accrued expenses and other current liabilities	230,752	764,340
Total current liabilities	1,036,268	1,106,870
Total liabilities	1,036,268	1,106,870
Stockholders' equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized at June 30, 2019 and December 31, 2018; none issued or outstanding at June 30, 2019 and December 31, 2018	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized at June 30, 2019 and December 31, 2018; 18,069,476 and 18,069,476 shares issued at June 30, 2019 and December 31, 2018, and 18,068,642 and 18,067,392 shares outstanding at June 30, 2019 and December 31, 2018, respectively	1,807	1,807
Additional paid-in capital	142,675,746	142,242,224
Accumulated deficit	(136,576,482)	(132,961,275)
Total stockholders' equity	6,101,071	9,282,756
Total liabilities and stockholders' equity	$7,137,339	$10,389,626

See accompanying notes to condensed consolidated financial statements.

FLEX PHARMA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended June 30, 2019	Three Months Ended June 30, 2018	Six Months Ended June 30, 2019	Six Months Ended June 30, 2018
Net product revenue	$163,071	$241,416	$267,291	$417,671
Other revenue	1,634	4,086	2,391	6,413
Total revenue	164,705	245,502	269,682	424,084
Costs and expenses:
Cost of product revenue	36,148	179,945	83,477	263,879
Research and development	29,294	6,174,589	31,000	10,854,770
Selling, general and administrative	1,497,401	2,994,649	3,796,986	6,691,936
Total costs and expenses	1,562,843	9,349,183	3,911,463	17,810,585
Loss from operations	(1,398,138)	(9,103,681)	(3,641,781)	(17,386,501)
Interest income, net	13,361	51,809	26,574	111,402
Net loss	$(1,384,777)	$(9,051,872)	$(3,615,207)	$(17,275,099)
Net loss attributable to common stockholders	$(1,384,777)	$(9,051,872)	$(3,615,207)	$(17,275,099)
Net loss per share attributable to common stockholders — basic and diluted	$(0.08)	$(0.50)	$(0.20)	$(0.96)
Weighted-average number of common shares outstanding — basic and diluted	18,068,429	18,037,274	18,068,120	17,965,989

See accompanying notes to condensed consolidated financial statements.

FLEX PHARMA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (Unaudited)

	Three Months Ended June 30, 2019	Three Months Ended June 30, 2018	Six Months Ended June 30, 2019	Six Months Ended June 30, 2018
Net loss	$(1,384,777)	$(9,051,872)	$(3,615,207)	$(17,275,099)
Other comprehensive gain (loss):
Unrealized gain (loss) on available-for-sale securities	—	(93)	—	1,247
Comprehensive loss	$(1,384,777)	$(9,051,965)	$(3,615,207)	$(17,273,852)

See accompanying notes to condensed consolidated financial statements.

FLEX PHARMA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended June 30, 2019	Six Months Ended June 30, 2018
Operating activities
Net loss	$(3,615,207)	$(17,275,099)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	46,506	124,000
Stock-based compensation expense	433,522	1,419,933
Amortization and accretion on investments	—	11,537
Other non-cash items	—	22,274
Changes in operating assets and liabilities:
Accounts receivable	(18,339)	(184)
Inventory	56,000	139,206
Prepaid expenses and other current assets	(273,884)	(93,909)
Accounts payable	462,986	(859,107)
Accrued expenses and other current liabilities	(533,588)	(1,127,164)
Deferred rent	—	(29,410)
Net cash used in operating activities	(3,442,004)	(17,667,923)
Investing activities
Purchases of marketable securities	—	(1,997,751)
Proceeds from maturities and sales of marketable securities	—	16,117,184
Proceeds from sales of property and equipment	—	1,415
Net cash provided by investing activities	—	14,120,848
Financing activities
Proceeds from exercise of common stock	—	118,010
Net cash provided by financing activities	—	118,010
Net decrease in cash, cash equivalents and restricted cash	(3,442,004)	(3,429,065)
Cash, cash equivalents and restricted cash at beginning of period	9,956,219	19,312,631
Cash, cash equivalents and restricted cash at end of period	$6,514,215	$15,883,566

See accompanying notes to condensed consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited)

	Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity

	Shares	Amount	Shares	Amount
Balance at December 31, 2017	—	$—	17,797,178	$1,780	$140,184,630	$(1,247)	$(111,079,275)	$29,105,888
Vesting of restricted common stock	—	—	171,029	17	(17)	—	—	—
Issuance of common stock from option exercises	—	—	12,645	1	54,912	—	—	54,913
Stock-based compensation expense	—	—	—	—	908,940	—	—	908,940
Unrealized gain on available-for-sale securities	—	—	—	—	—	1,340	—	1,340
Adjustment related to adoption of new accounting pronouncement using the modified retrospective transition method	—	—	—	—	—	—	40,217	40,217
Net loss	—	—	—	—	—	—	(8,223,227)	(8,223,227)
Balance at March 31, 2018	—	—	17,980,852	1,798	141,148,465	93	(119,262,285)	21,888,071
Vesting of restricted common stock	—	—	625	—	—	—	—	—
Issuance of common stock from option exercises	—	—	84,665	9	63,088	—	—	63,097
Stock-based compensation expense	—	—	—	—	510,993	—	—	510,993
Unrealized gain on available-for-sale securities	—	—	—	—	—	(93)	—	(93)
Net loss	—	—	—	—	—	—	(9,051,872)	(9,051,872)
Balance at June 30, 2018	—	—	18,066,142	1,807	141,722,546	—	(128,314,157)	13,410,196

Balance at December 31, 2018	—	—	18,067,392	1,807	142,242,224	—	(132,961,275)	9,282,756
Vesting of restricted common stock	—	—	625	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	220,975	—	—	220,975
Net loss	—	—	—	—	—	—	(2,230,430)	(2,230,430)
Balance at March 31, 2019	—	—	18,068,017	1,807	142,463,199	—	(135,191,705)	7,273,301
Vesting of restricted common stock	—	—	625	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	212,547	—	—	212,547
Net loss	—	—	—	—	—	—	(1,384,777)	(1,384,777)
Balance at June 30, 2019	—	$—	18,068,642	$1,807	$142,675,746	$—	$(136,576,482)	$6,101,071

See accompanying notes to condensed consolidated financial statements.

FLEX PHARMA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
1. Organization and operations
The Company
Flex Pharma Inc., or the Company, is a biotechnology company that was previously focused on developing innovative and proprietary treatments for muscle cramps, spasms and spasticity associated with severe neurological conditions. In June 2018, the Company announced that it was ending its ongoing Phase 2 clinical trials of its lead drug product candidate, FLX-787, in patients with motor neuron disease, or MND, primarily with amyotrophic lateral sclerosis, or ALS, and in patients with Charcot-Marie-Tooth disease, or CMT, due to oral tolerability concerns observed in both studies. The wind-down of the activities associated with these studies was completed in the third quarter of 2018.
In 2016, the Company launched its consumer product, HOTSHOT®, to prevent and treat exercise-associated muscle cramps, or EAMCs. The Company continues to market and sell HOTSHOT to endurance athletes who drink it before, during and after exercise to prevent and treat EAMCs.
In June 2018, the Company initiated a process to explore a range of strategic alternatives for enhancing stockholder value, including the potential sale or merger of the Company. Following an extensive process of evaluating strategic alternatives for the Company, on January 3, 2019, the Company entered into an Agreement and Plan of Merger, or the Merger Agreement, with Salarius Pharmaceuticals, LLC, or Salarius, under which the privately held Salarius will merge with a wholly owned subsidiary of the Company. At a special meeting on July 12, 2019, the merger was approved by the Company's stockholders and the merger is expected to close on or about July 19, 2019. Upon completion of the merger, the business of Salarius will continue as the business of the combined company.
The Company operates as two reportable segments, Consumer Operations and Drug Development. See Note 12 for additional discussion and information on the reportable segments.
Liquidity
The Company incurred a loss of $1,384,777 for the three months ended June 30, 2019, a loss of $3,615,207 for the six months ended June 30, 2019 and had an accumulated deficit of $136,576,482 as of June 30, 2019. The Company had unrestricted cash and cash equivalents of $6,514,215 at June 30, 2019. The Company's operating plan assumes limited research and development activities and that the Consumer Operations segment will continue to sell HOTSHOT.
In the event the merger with Salarius is not completed, the Company will reconsider its strategic alternatives, including to (i) pursue a dissolution and liquidation of the Company, (ii) pursue another strategic transaction or (iii) continue to market HOTSHOT and operate its consumer business. If the Company dissolves and liquidates, the Company's common stockholders may lose their entire investment. The amount of assets available for distribution to the Company's stockholders would depend heavily on the timing of such liquidation as well as the amount of cash that would be needed for commitments and contingent liabilities.
Based on the Company's current operating plan, the Company believes that its existing cash and cash equivalents will be sufficient to allow the Company to fund its current operating plan for at least 12 months from the date the financial statements are issued.
The Company cannot predict the outcome of the merger or whether and to what extent it will resume drug development activities and to what extent it will promote and sell HOTSHOT or other consumer products in the future. Accordingly, it is difficult to predict future cash needs. Management does expect the Company to continue to incur losses for the foreseeable future. The Company's ability to achieve profitability in the future is dependent upon achieving a level of revenues adequate to support the Company's cost structure. The Company may never achieve profitability, and unless and until it does, the Company will continue to need to raise additional capital. If the Company raises funds through the sale of equity or convertible debt securities, the issuance of those securities could result in substantial dilution of the stockholders' ownership in the Company. There can be no assurances, however, that additional funding will be available on terms acceptable to the Company, or at all.

2. Summary of significant accounting policies and recent accounting pronouncements
The accompanying unaudited condensed consolidated financial statements reflect the application of certain significant accounting policies as described below and elsewhere in these notes to the condensed consolidated financial statements. As of June 30, 2019, the Company’s significant accounting policies, which are detailed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018 (the “2018 10-K”), have not changed, other than as noted below.
Accounts receivable and allowance for doubtful accounts
Accounts receivable are stated at their carrying values, net of any allowances for doubtful accounts. Accounts receivable consist primarily of amounts due from specialty retailers and sports teams, for which collection is probable based on the customer's intent and ability to pay. Receivables are evaluated for collection probability on a regular basis and an allowance for doubtful accounts is recorded, if necessary. No allowance for doubtful accounts was deemed necessary at June 30, 2019 or December 31, 2018.
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
Advertising expense
Advertising expense consists of media and production costs related to print and digital advertising. All advertising is expensed as incurred. Total advertising expenses are included in selling, general and administrative expenses in the condensed consolidated statement of operations, and were approximately $8,000 and $18,000 for the three and six months ended June 30, 2019 and approximately $264,000 and $772,000 for the three and six months ended June 30, 2018.
Shipping and handling costs
Shipping and handling costs related to the movement of inventory to the Company's co-packer and from the co-packer to the Company's third-party warehousing and fulfillment partners are capitalized as inventory and expensed as cost of product revenue when revenue is recognized. Shipping and handling costs to move finished goods from the Company's third-party warehousing and fulfillment partners to customer locations are included in selling, general and administrative expenses in the condensed consolidated statement of operations, and were approximately $20,000 and $35,000 for the three and six months ended June 30, 2019, and approximately $29,000 and $54,000 for the three and six months ended June 30, 2018.
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

The condensed consolidated financial statements as of June 30, 2019, for the three and six months ended June 30, 2019 and 2018, and the related information contained within the notes to the condensed consolidated financial statements, are unaudited. The unaudited condensed consolidated financial statements have been prepared on the same basis as annual audited consolidated financial statements, and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of the Company’s condensed consolidated financial position as of June 30, 2019, and the statements of operations, comprehensive loss, cash flows and stockholders' equity for the three and six month periods ended June 30, 2019 and 2018. The results for the three and six months ended June 30, 2019 are not necessarily indicative of results to be expected for the year ending December 31, 2019, or any other future annual or interim periods.
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
Discounts provided to customers are accounted for as an element of the transaction price and as a reduction to revenue, and were approximately $1,000 and $2,000 for the three and six months ended June 30, 2019, respectively, and approximately $9,000 and $17,000 for the three and six months ended June 30, 2018, respectively.
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
Concentrations of credit risk

The Company had no customers that represented greater than 10% of total revenue during the three and six months ended June 30, 2019 or the three and six months ended June 30, 2018. All of the Company's revenue was generated from sales within the United States.
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
The following tables summarize the cash equivalents measured at fair value on a recurring basis as of June 30, 2019 and December 31, 2018:

	Level 1	Level 2	Level 3	Balance as of June 30, 2019
Cash equivalents	$2,360,092	$—	$—	$2,360,092
	$2,360,092	$—	$—	$2,360,092

	Level 1	Level 2	Level 3	Balance as of December 31, 2018
Cash equivalents	$2,333,771	$—	$—	$2,333,771
	$2,333,771	$—	$—	$2,333,771

Cash equivalents have been initially valued at the transaction price and subsequently valued, at the end of each reporting period, utilizing third-party pricing services or other market observable data. The third-party pricing services utilize industry standard valuation models, including both income and market based approaches and observable market inputs to determine value. The Company's cash equivalents consist of money market funds that are valued based on publicly available quoted market prices for identical securities as of June 30, 2019. After completing its validation procedures, the Company did not adjust or override any fair value carrying amounts as of June 30, 2019.
The carrying amounts reflected in the condensed consolidated balance sheets for cash, accounts receivable, prepaid expenses and other current assets, accounts payable, accrued expenses and other current liabilities approximate their fair values at June 30, 2019 and December 31, 2018, due to their short-term nature.
The Company evaluates transfers between levels at the end of each reporting period. There were no transfers of assets or liabilities between Level 1 and Level 2 during the six months ended June 30, 2019 or the year ended December 31, 2018. The Company had no financial assets or liabilities that were classified as Level 3 at any time during the six months ended June 30, 2019 or the year ended December 31, 2018.
5. Cash equivalents
The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents. Cash equivalents as of June 30, 2019 and December 31, 2018 consisted of money market funds.
The Company held no marketable securities at June 30, 2019 and December 31, 2018.

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the condensed consolidated balance sheets that sum to the total of such amounts in the condensed consolidated statements of cash flows:

	June 30, 2019	December 31, 2018
Cash and cash equivalents	$6,514,215	$9,829,624
Restricted cash	—	126,595
Cash, cash equivalents and restricted cash shown on the condensed consolidated statement of cash flows	$6,514,215	$9,956,219

6. Inventory
Inventory has been recorded at cost as of June 30, 2019 and December 31, 2018. Costs capitalized at June 30, 2019 and December 31, 2018 relate to HOTSHOT finished goods, as well as raw materials available to be used for future production runs.
The following table presents inventory:

	June 30, 2019	December 31, 2018
Raw materials	$7,247	$7,247
Finished goods	123,673	179,673
Total inventory	$130,920	$186,920

There were no inventory write-offs during the three and six months ended June 30, 2019. Write-offs totaled approximately $85,000 for the three and six months ended June 30, 2018, and were included in cost of product revenue in the accompanying condensed consolidated statement of operations. In the second quarter of 2018, the Company wrote off raw materials that were not expected to be used in future production runs, as well as finished goods inventory no longer expected to be used for product sampling.

7. Accrued expenses and other current liabilities
Accrued expenses and other current liabilities consisted of the following:

	June 30, 2019	December 31, 2018
Professional fees	$171,474	$269,544
Payroll and other employee-related costs	48,797	417,997
Consumer product-related costs	10,481	5,360
Restructuring-related costs	—	68,593
Other research and development-related costs	—	2,846
Total	$230,752	$764,340

Restructuring-related costs

In June 2018, the Company's Board of Directors, or the Board, approved a corporate restructuring plan to reduce the Company's cost structure. In connection with the corporate restructuring plan, the Company reduced its workforce by approximately 60%, with the reduction completed as of September 30, 2018. As of June 30, 2019, the Company had paid $51,000 in retention bonuses and $889,000 in severance benefits associated with these arrangements.
Also, in June 2018, the Board approved employee retention arrangements and certain increased severance payments related to the corporate restructuring plan, to incentivize certain employees to remain with the Company through a potential sale or merger. As of June 30, 2019, the Company had paid $214,000 in retention bonuses, $410,000 in annual bonuses and $185,000 in severance benefits associated with these arrangements. As of June 30, 2019, cash retention benefits totaling approximately $603,000 will be payable to the remaining employees and certain former employees who continue to provide service as consultants, upon the occurrence of a change in control event, including a sale or merger of the Company. Upon a change in control event and termination without cause, the remaining employees will be eligible for up to approximately $928,000, in the aggregate, of severance benefits.
During the six months ended June 30, 2019, the Company recognized a reduction in the accrual for restructuring-related activities of approximately $11,000, which is composed of approximately $3,000 for one-time termination benefit costs and approximately $8,000 for termination benefits under ongoing benefit arrangements for terminated employees as certain benefit payments are no longer expected to occur. Cumulatively, through June 30, 2019, the Company recognized expense for restructuring-related activities of approximately $1,355,000 which is composed of approximately $1,029,000 of termination benefits under ongoing benefit arrangements for terminated employees, approximately $97,000 as one-time termination benefit costs for terminated employees, approximately $214,000 in retention benefits for seven retained employees who had retention bonuses not triggered by a change in control event and approximately $15,000 of other restructuring related costs including consulting and legal fees.
As of June 30, 2019, the Company’s stockholders had not yet approved the merger with Salarius, and accordingly, there were no assurances a change in control event would take place. As a result, the Company does not consider the payment of severance benefits for retained employees or the payment of retention benefits only payable upon a change in control to be probable for accounting purposes as of June 30, 2019. The Company's probability assessment regarding a change in control event changed on July 12, 2019 when the merger was approved by the Company's stockholders.
The Company expects to incur between approximately $1,765,000 and $3,343,000 in total costs for its restructuring-related activities, including approximately $1,355,000 in termination and retention charges and approximately $410,000 related to the annual bonus program, both of which were recorded between the second quarter of 2018 and the first quarter of 2019. The range noted above includes approximately $928,000 of severance benefits for retained employees upon a change in control event and termination under certain circumstances and $603,000 related to retention benefits only payable upon a change in control event. Upon the Company's stockholders approval of the merger with Salarius at the special meeting on July 12, 2019, the payment of these amounts became probable. The merger is expected to close on or about July 19, 2019, at which time, the remaining termination and retention charges will be paid out.
The following table outlines the Company's restructuring activities for the six months ended June 30, 2019:

Accrued restructuring balance as of December 31, 2018	$68,593
Adjustments:
Employee termination benefits	(11,228)
Payments	(57,365)
Accrued restructuring balance as of June 30, 2019	$—

During the three months ended June 30, 2019, there were no restructuring charges recorded.

For the six months ended June 30, 2019, the $11,000 of the reduction in the accrual for restructuring-related activities is included in research and development expenses in the Company's condensed consolidated statement of operations. Cumulatively through June 30, 2019, approximately $957,000 of the restructuring-related and annual bonus charges are included in research and development expenses and approximately $808,000 are included in selling, general and administrative expenses.

For the six months ended June 30, 2019, the reduction in the accrual for restructuring-related activities of approximately $11,000 was incurred by the Company's Drug Development segment. Cumulatively through June 30, 2019, approximately $94,000 of the restructuring-related and annual bonus charges were incurred by the Company's Consumer Operations segment, approximately $957,000 were incurred by the Company's Drug Development segment and the remaining charges of approximately $714,000 related to corporate costs. Including approximately $1,765,000 of cumulative costs incurred through June 30, 2019, the Company may incur total restructuring-related charges of up to approximately $114,000 and $1,024,000 within its Consumer Operations and Drug Development segments, respectively. The Company may incur up to $2,205,000 of corporate costs that do not relate to a reportable segment.
8. Common stock
As of June 30, 2019, the Company had authorized 100,000,000 shares of common stock, $0.0001 par value per share. Each share of common stock is entitled to one vote. The holders of common stock are also entitled to receive dividends whenever funds are legally available and when declared by the board of directors. The Company does not intend to declare dividends for the foreseeable future.
Restricted common stock to consultants
During 2016, the Company issued 18,194 shares of restricted common stock to non-employee consultants and advisors. Such shares are not accounted for as outstanding until they vest. There were 17,360 shares of restricted common stock issued to consultants outstanding as of June 30, 2019.
The following is a summary of restricted common stock activity:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2018	2,084	$11.05
Issued	—	—
Vested	(1,250)	11.05
Forfeited	—	—
Unvested at June 30, 2019	834	$11.05

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
In January 2015, the Company's Board adopted, and the Company's stockholders approved, the 2015 Equity Incentive Plan (the "2015 Plan"), which became effective immediately prior to the closing of the Company's initial public offering ("IPO"). The 2015 Plan provides for the grant of ISOs, nonstatutory stock options, restricted stock awards, restricted stock units, stock appreciation rights, performance-based stock awards and other stock-based awards. Additionally, the 2015 Plan provides for the grant of performance-based cash awards. ISOs may be granted only to the Company's employees. All other awards may be granted to the Company's employees, including officers, and to non-employee directors and consultants. As of June 30, 2019, there were 2,487,140 shares remaining available for the grant of stock awards under the 2015 Plan.
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
The following table summarizes stock option activity for employees and non-employees for the six months ended June 30, 2019:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2018	2,320,981	$4.10	7.61	$—
Granted	—	—
Exercised	—	—
Forfeited	—	—
Expired	(23,945)	4.41
Outstanding at June 30, 2019	2,297,036	$4.10	7.11	$—
Exercisable at June 30, 2019	1,346,425	$5.11	6.05	$—
Vested or expected to vest at June 30, 2019	2,297,036	$4.10	7.11	$—

Total stock-based compensation expense recognized for employee and non-employee restricted common stock, and stock options granted to employees and non-employees is included in the Company's condensed consolidated statements of operations as follows:

	Three Months Ended June 30, 2019	Three Months Ended June 30, 2018	Six Months Ended June 30, 2019	Six Months Ended June 30, 2018
Research and development	$19,323	$244,869	$38,765	$631,406
Selling, general and administrative	193,224	266,124	394,757	788,527
Total	$212,547	$510,993	$433,522	$1,419,933

As of June 30, 2019, there was approximately $1,726,000 of total unrecognized compensation cost related to unvested equity awards. Total unrecognized compensation cost will be adjusted for future changes in employee and non-employee forfeitures, if any. The Company expects to recognize that cost over a remaining weighted-average period of 2.35 years.
On June 14, 2018, the Company granted 654,544 stock options, in the aggregate, to seven employees as part of the Company's retention arrangements with these employees. These awards vest monthly over 48 months as the employees provide continuous service, and expense is being recognized over this period. The awards are exercisable for one to three-years post termination depending on the employee to which the stock options were granted. The awards vest in full upon a change in control event and termination under certain circumstances. As of June 30, 2019, a change in control event was not considered probable for accounting purposes. The Company's probability assessment regarding a change in control event did not change until the merger with Salarius was approved by the Company's stockholders at a special meeting on July 12, 2019.
Employee stock purchase plan
As of June 30, 2019, no shares of common stock have been purchased under the ESPP.
10. Income taxes
Deferred tax assets and deferred tax liabilities are recognized based on temporary differences between the financial reporting and tax basis of assets and liabilities using statutory rates. A valuation allowance is recorded against deferred tax assets if it is more likely than not that some or all of the deferred tax assets will not be realized. Based upon the Company's history of operating losses and the uncertainty surrounding the realization of the favorable tax attributes in future tax returns, the Company has recorded a full valuation allowance against the Company’s otherwise recognizable net deferred tax assets. There was no significant income tax provision or benefit for the six months ended June 30, 2019 or 2018.
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
The following potentially dilutive securities outstanding, prior to the use of the treasury stock method or if-converted method, have been excluded from the computation of diluted weighted-average shares outstanding for the periods indicated, because including them would have had an anti-dilutive impact:

	June 30, 2019	June 30, 2018
Options to purchase common stock	2,297,036	3,098,813
Unvested restricted common stock	834	3,334
Total	2,297,870	3,102,147

12. Segment Information
The Company operates as two reportable segments:

•	The Consumer Operations segment, which reflects the total revenue and costs and expenses related to HOTSHOT and the Company's consumer operations.

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
Information for the Company's reportable segments for the three months ended June 30, 2019 and 2018 are as follows:

Three Months Ended June 30, 2019	Consumer Operations	Drug Development	Corporate	Consolidated
Total revenue	$164,705	—	—	$164,705
Interest income, net	$—	—	13,361	$13,361
Income (loss) from operations	$11,821	(29,294)	(1,380,665)	$(1,398,138)

Three Months Ended June 30, 2018	Consumer Operations	Drug Development	Corporate	Consolidated
Total revenue	$245,502	—	—	$245,502
Interest income, net	$—	—	51,809	$51,809
Loss from operations	$(645,687)	(6,170,488)	(2,287,506)	$(9,103,681)

Information for the Company's reportable segments for the six months ended June 30, 2019 and 2018 are as follows:

Six Months Ended June 30, 2019	Consumer Operations	Drug Development	Corporate	Consolidated
Total revenue	$269,682	—	—	$269,682
Interest income, net	$—	—	26,574	$26,574
Loss from operations	$(41,287)	(29,678)	(3,570,816)	$(3,641,781)

Six Months Ended June 30, 2018	Consumer Operations	Drug Development	Corporate	Consolidated
Total revenue	$424,084	—	—	$424,084
Interest income, net	$—	—	111,402	$111,402
Loss from operations	$(1,902,993)	(10,834,565)	(4,648,943)	$(17,386,501)

13. Subsequent Event

At a special meeting of the Company's stockholders held on July 12, 2019, the merger with Salarius was approved by the Company's stockholders. The merger is expected to close on or about July 19, 2019.

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
Results of Operations - An analysis of our financial results comparing the three and six months ended June 30, 2019 to the three and six months ended June 30, 2018.
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
In June 2018, we initiated a process to explore a range of strategic alternatives for enhancing stockholder value, including the potential sale or merger of the Company. Following an extensive process of evaluating strategic alternatives for the Company, including identifying and reviewing potential candidates for a strategic acquisition or other transaction, on January 3, 2019, we entered into an Agreement and Plan of Merger, or the Merger Agreement, with Salarius Pharmaceuticals, LLC, or Salarius, under which the privately held Salarius will merge with a wholly owned subsidiary of the company. At a special meeting on July 12, 2019, the merger was approved by the Company's stockholders and the merger is expected to close on or about July 19, 2019. Upon completion of the merger, the business of Salarius will continue as the business of the combined company.
We expect to devote significant time and resources to the completion of this merger. However, there can be no assurances that such activities will result in the completion of the merger. Further, the completion of the merger may ultimately not deliver the anticipated benefits or enhance shareholder value.
If the merger is not completed, we will reconsider our strategic alternatives, including one of the following courses of action:

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
We have incurred an operating loss since our inception and we anticipate that we will continue to incur operating losses for the foreseeable future. Our net loss was $1.4 million and $3.6 million for the three and six months ended June 30, 2019, and $9.1 million and $17.3 million for the three and six months ended June 30, 2018. Our accumulated deficit was $136.6 million as of June 30, 2019. To date, we have financed our operations with net proceeds from the private placement of our preferred stock and our initial public offering. If the merger is not completed, we will need to reassess our strategic options and we may need additional capital to fund our future operations. There can be no assurance that we will be able to secure additional funds or, if such funds are available, whether the terms or conditions will be acceptable to us.
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
Results of Operations
Three Months Ended June 30, 2019 Compared to the Three Months Ended June 30, 2018
The following table sets forth the condensed consolidated results of our operations, including information related to our Consumer Operations and Drug Development segments, for the three months ended June 30, 2019 compared to the three months ended June 30, 2018.

	Three Months Ended June 30, 2019	Three Months Ended June 30, 2018	Change
			$	%
Net product revenue	$163,071	$241,416	$(78,345)	(32)%
Other revenue	1,634	4,086	(2,452)	(60)%
Total revenue	164,705	245,502	(80,797)	(33)%
Costs and expenses:
Cost of product revenue	36,148	179,945	(143,797)	(80)%
Research and development	29,294	6,174,589	(6,145,295)	(100)%
Selling, general and administrative	1,497,401	2,994,649	(1,497,248)	(50)%
Total costs and expenses	1,562,843	9,349,183	(7,786,340)	(83)%
Loss from operations	(1,398,138)	(9,103,681)	7,705,543	(85)%
Interest income, net	13,361	51,809	(38,448)	(74)%
Net loss	$(1,384,777)	$(9,051,872)	$7,667,095	(85)%

Total Revenue
Our Consumer Operations segment generated all of our revenue during the three months ended June 30, 2019, totaling $0.2 million as compared to $0.2 million for the three months ended June 30, 2018, through sales of HOTSHOT and expedited shipping and handling purchases. The decrease in revenue of approximately $81,000 relates to decreased marketing spend and activity during the three months ended June 30, 2019 compared to the three months ended June 30, 2018, as we have reduced our Consumer Operations spending while we have been evaluating strategic alternatives for the Company and this segment.

Sales via e-commerce represented approximately 84% of our total revenue for the three months ended June 30, 2019 compared to 85% for the three months ended June 30, 2018.

During the three months ended June 30, 2019, we sold approximately 35,000 bottles of HOTSHOT at an average total revenue per bottle of $4.71, compared to 54,000 bottles at an average total revenue per bottle of $4.55 during the three months ended June 30, 2018. The decrease in volume of bottles sold in the comparative periods was primarily due to decreased marketing efforts and resulting demand. The higher average revenue per bottle in the current period compared to the prior period is due to increased sale promotions that occurred in the prior year.
Cost of Product Revenue
All costs of product revenue are recorded by our Consumer Operations segment and relate to the production and sale of HOTSHOT. Cost of product revenue was approximately $36,000 for the three months ended June 30, 2019 and $0.2 million for the three months ended June 30, 2018, and included the cost of HOTSHOT sold, royalty expense and depreciation expense of approximately $0 and $35,000 for the three months ended June 30, 2019 and 2018, respectively, related to manufacturing equipment used to support production. There were no write-offs of inventory during the three months ended June 30, 2019. Write-offs for the three months ended June 30, 2018 totaled approximately $85,000 and relate to raw materials that are not expected to be used in future production runs, as well as finished goods inventory no longer expected to be used for product sampling.

Research and Development Expenses
Our Drug Development segment incurred the majority of our research and development expenses, which were approximately $29,000 for the three months ended June 30, 2019 compared to $6.2 million for the three months ended June 30, 2018. The 100% decrease of $6.1 million was primarily related to:

•
$3.0 million decrease in clinical trial costs, primarily related to the decision to end our Phase 2 clinical trials of FLX-787 in MND and CMT, and other supporting studies in the second quarter of 2018;

•	$1.4 million decrease in manufacturing and formulation of drug product to support clinical studies, the majority of which ceased during the second quarter of 2018;

•	$1.1 million decrease in salary and benefit costs due to decreased headcount in 2019 compared to the prior year;

•	$0.3 million decrease in consulting expenses due to the reduction of our research and development activities due to our ongoing strategic assessment;

•	$0.2 million decrease related to stock-based compensation expense, related to the elimination of headcount compared to the prior year; and

•	$0.1 million decrease in other expenses, mainly insurance and office related costs, related to elimination of headcount compared to the prior year, as these expenses are allocated.
Selling, General and Administrative Expenses
Selling, general and administrative includes expenses that are incurred by our Consumer Operations segment as well as corporate and unallocated amounts that do not relate to a reportable segment. Selling, general and administrative expenses were $1.5 million for the three months ended June 30, 2019 compared to $3.0 million for the three months ended June 30, 2018. The 50% decrease of $1.5 million was primarily related to:

•	$0.6 million decrease related to salaries and benefits as Consumer Operations and corporate headcount decreased from the prior year;

•	$0.4 million decrease in marketing and consulting costs within our Consumer Operations segment for HOTSHOT due to decreased marketing and cash conservation efforts;

•	$0.2 million decrease in office and other expenses mainly due to the termination of our lease agreement for our former corporate headquarters in Boston, MA, and other cost saving initiatives;

•
$0.2 million decrease in consulting and legal and professional expenses as we decreased activity due to our ongoing strategic assessment, offset by an increase of $0.5 million in merger related fees, which consisted of legal and professional fees incurred in Q2 2019; and

•	$0.1 million decrease related to stock-based compensation expense, related to decreased headcount compared to the prior year.
Loss from Operations
Our consolidated loss from operations for the three months ended June 30, 2019 totaled $1.4 million. Of this total, $29,000 was incurred by our Drug Development segment, $1.4 million related to corporate and unallocated costs, which was offset by income of $12,000 incurred by our Consumer Operations segment. The operating income incurred by the Consumer Operations segment was driven by total revenue generated from HOTSHOT sales reduced by costs related to HOTSHOT, including cost of HOTSHOT sold and personnel-related expenses, including stock-based compensation. These costs were partially offset by the total revenue generated from HOTSHOT sales during the three months ended June 30, 2019. The operating loss incurred by the Drug Development segment relates to stock-based compensation and office related expenses.
Interest Income, net
Interest income, net, decreased by approximately $38,000 in the three months ended June 30, 2019 compared to the three months ended June 30, 2018, as we had less available cash to invest.
Six Months Ended June 30, 2019 Compared to the Six Months Ended June 30, 2018
The following table sets forth the condensed consolidated results of operations, including information related to our Consumer Operations and Drug Development segments, for the six months ended June 30, 2019 compared to the six months ended June 30, 2018.

	Six Months Ended June 30, 2019	Six Months Ended June 30, 2018	Change
			$		%
Net product revenue	$267,291	$417,671	$(150,380)		(36)%
Other revenue	2,391	6,413	(4,022)		(63)%
Total revenue	269,682	424,084	(154,402)		(36)%
Costs and expenses:
Cost of product revenue	83,477	263,879	(180,402)		(68)%
Research and development	31,000	10,854,770	(10,823,770)	—	(100)%
Selling, general and administrative	3,796,986	6,691,936	(2,894,950)		(43)%
Total costs and expenses	3,911,463	17,810,585	(13,899,122)		(78)%
Loss from operations	(3,641,781)	(17,386,501)	13,744,720		(79)%
Interest income, net	26,574	111,402	(84,828)		(76)%
Net loss	$(3,615,207)	$(17,275,099)	$13,659,892		(79)%

Total Revenue
Our Consumer Operations segment generated all of our revenue during the six months ended June 30, 2019, totaling $0.3 million, as compared to $0.4 million for the six months ended June 30, 2018 through sales of HOTSHOT and expedited shipping and handling purchases. The decrease in revenue is due to decreased marketing efforts in the six months ended June 30, 2019 compared to the six months ended June 30, 2018, as we have reduced spending in our Consumer Operations segment while we have been evaluating strategic alternatives for the business.

Sales via e-commerce represented approximately 85% of our total revenue for the six months ended June 30, 2019 compared to 86% for the six months ended June 30, 2018.

During the six months ended June 30, 2019, we sold approximately 58,000 bottles of HOTSHOT at an average total revenue per bottle of $4.65, compared to 93,000 bottles at an average total revenue per bottle of $4.56 during the six months ended June 30, 2018. The decrease in the number of bottles sold primarily relates to decrease in marketing efforts and resulting demand. The higher average revenue per bottle in the current period compared to the prior period is due to increased sale promotions that occurred in the prior year.
Cost of Product Revenue
All costs of product revenue are recorded by our Consumer Operations segment and relate to the production and sale of HOTSHOT. Cost of product revenue was $0.1 million for the six months ended June 30, 2019 compared to $0.3 million for the six months ended June 30, 2018. Cost of product revenue includes the cost of HOTSHOT sold, royalty expense, inventory write-offs and depreciation expense of approximately $23,000 and $70,000 for the six months ended June 30, 2019 and 2018, respectively, related to manufacturing equipment used to support production. There were no write-offs of inventory during the six months ended June 30, 2019. Write-offs for the six months ended June 30, 2018 totaled approximately $85,000 and relate to raw materials that are not expected to be used in future production runs, as well as finished goods inventory no longer expected to be used for product sampling.

Research and Development Expenses
Our Drug Development segment incurred the majority of our research and development expenses, which were $31,000 for the six months ended June 30, 2019 compared to $10.9 million for the six months ended June 30, 2018. The 100% decrease of $10.8 million was primarily related to:

•
$5.9 million decrease in clinical trial costs, primarily related to the decision to end our Phase 2 clinical trials of FLX-787 in MND and CMT, and other supporting studies in the second quarter of 2018;

•	$1.8 million decrease in manufacturing and formulation of drug product to support clinical studies, the majority of which ceased during the second quarter of 2018;

•	$1.7 million decrease in salary and benefit costs due to decreased headcount in 2019 compared to the prior year;

•
$0.6 million decrease related to stock-based compensation expense, related to the elimination of headcount compared to the prior year and the final vesting of restricted common stock issued to the founders in 2014 during the first quarter of 2018;

•	$0.5 million decrease in consulting expenses due to the reduction of our research and development activities due to our ongoing strategic assessment; and

•	$0.3 million decrease in other expenses, mainly insurance and office related costs, related to elimination of headcount compared to the prior year, as these expenses are allocated.

Selling, General and Administrative Expenses
Selling, general and administrative includes expenses that are incurred by our Consumer Operations segment as well as corporate and unallocated amounts that do not relate to a reportable segment. Selling, general and administrative expenses were $3.8 million for the six months ended June 30, 2019 compared to $6.7 million for the six months ended June 30, 2018. The 43% decrease of $2.9 million was primarily related to:

•	$1.3 million decrease related to salaries and benefits as Consumer Operations and corporate headcount decreased from the prior year;

•	$1.1 million decrease in marketing and consulting costs within our Consumer Operations segment for HOTSHOT due to decreased marketing and cash conservation efforts;

•	$0.4 million decrease related to stock-based compensation expense, related to decreased headcount compared to the prior year.

•	$0.3 million decrease in office and other expenses mainly due to the termination of our lease agreement for our former corporate headquarters in Boston, MA, and other cost saving initiatives;

•	$0.1 million decrease in travel expenses due to the elimination of headcount in 2019 compared to prior year; and

•
$0.3 million increase in consulting and legal and professional expenses related to $1.7 million in merger related fees, which consisted of $1.2 million of legal and professional fees and $0.6 million of banking fees incurred during the first six months of 2019, offset by a reduction of $1.4 million as we decreased other activity due to our ongoing strategic assessment.

Loss from Operations
Our consolidated loss from operations for the six months ended June 30, 2019 totaled $3.6 million. Of this total, $41,000 of the operating loss was incurred by our Consumer Operations segment, $30,000 was incurred by our Drug Development segment and the remaining $3.6 million related to corporate and unallocated costs. The operating loss incurred by the Consumer Operations segment was driven by sales, marketing, promotional and distribution costs related to HOTSHOT, and personnel-related expenses, including stock-based compensation. These costs were slightly offset by the total revenue generated from HOTSHOT sales during the six months ended June 30, 2019. The operating loss incurred by the Drug Development segment relates to costs incurred for stock-based compensation and office related expenses.
Interest Income, net
Interest income, net, decreased by approximately $85,000 in the six months ended June 30, 2019 compared to the six months ended June 30, 2018, as we had lower available cash to invest.
Liquidity and Capital Resources
Overview

Since inception, we have incurred operating losses and we anticipate that we will continue to incur losses for the foreseeable future. To date, we have generated limited revenue from sales of HOTSHOT, and have generated no revenue from any of our drug product candidates.
We cannot predict to what extent we will resume drug development activities, and we may not be successful in generating significant revenue from HOTSHOT. Our operating plan assumes limited research and development activities and that the Consumer Operations segment will continue to sell HOTSHOT. We cannot predict to what extent we will resume drug development activities and until that time, we do not expect to expend significant amounts on research and development expenses as a result of ending our Phase 2 clinical trials in MND and CMT and the related drug development efforts, and the reduction of research and development staff. Our selling, general and administrative expenses may increase as we continue our efforts related to the merger, operate as a public company, and continue to sell HOTSHOT. There can be no assurance that we will complete the merger with Salarius. If the merger is not completed, we will reconsider our strategic alternatives which may include a dissolution of the company, pursuit of another strategic transaction or the continued operation of the consumer business. Additional capital may be needed to fund operations but there can be no assurances that additional funding will be available on terms acceptable to us, or at all.
Sources of Liquidity
At June 30, 2019, we had $6.1 million of working capital and our cash and cash equivalents totaled $6.5 million, which were held in bank deposit accounts and money market funds. The Company held no marketable securities at June 30, 2019 or December 31, 2018. Our cash and cash equivalents balance decreased during the six months ended June 30, 2019, due primarily to our net loss incurred.
We expect to complete the merger with Salarius on or about July 19, 2019. However, in the event that we do not complete the merger, we may pursue a dissolution and liquidation of the Company. If the decision is made to dissolve and liquidate the Company, our common stockholders may lose their entire investment. The amount of assets available for distribution to our stockholders will depend heavily on the timing of such liquidation as well as the amount of cash that will be needed for commitments and contingent liabilities.
Cash Flows

	Six Months Ended June 30, 2019	Six Months Ended June 30, 2018
Net cash (used in) provided by:
Operating activities	$(3,442,004)	$(17,667,923)
Investing activities	—	14,120,848
Financing activities	—	118,010
Net decrease in cash and cash equivalents	$(3,442,004)	$(3,429,065)

Operating Activities
Net cash used in operating activities for the six months ended June 30, 2019 was $3.4 million, a decrease of $14.2 million compared to the same period in the prior year. The use of cash for the six months ended June 30, 2019 was primarily related to our net loss for the period of $3.6 million, offset by non-cash charges consisting primarily of stock-based compensation expense of $0.4 million. Cash used in operations also included a cash outflow of $0.3 million from changes in operating assets and liabilities.
The $0.3 million cash outflow from changes in operating assets and liabilities was driven primarily by outflows from a decrease in accrued expenses and other current liabilities of $0.5 million and an increase in prepaid expenses and other current assets of $0.3 million. The decrease in accrued expenses and other current liabilities primarily related to the payout of annual bonuses in 2019. The increase of prepaid expenses and other current assets primarily relates to insurance payments made in the first quarter of 2019. These outflows were offset by inflows, primarily from an increase in accounts payable of $0.5 million, which relates to the timing of invoices for merger-related fees.
Investing Activities

There was no cash provided by or used in investing activities for the six months ended June 30, 2019. The decrease of $14.1 million from the six months ended June 30, 2018, related to a decrease in net purchases and sales of marketable securities. This included a $2.0 million decrease in purchases of marketable securities and a $16.1 million decrease in proceeds from maturities and sales of marketable securities. We do not have any marketable securities as of June 30, 2019.
Financing Activities
There was no cash provided by or used in financing activities for the six months ended June 30, 2019. The decrease of $0.1 million compared to the six months ended June 30, 2018, related to proceeds from exercises of stock options of approximately $118,000 during the six months ended June 30, 2018.
As of June 30, 2019, we had no long-term debt.
We currently have no ongoing material financial commitments, such as lines of credit or guarantees that are expected to affect our liquidity over the next five years.
Funding Requirements

Our future funding requirements are difficult to forecast and depend on many factors, including our ability to complete the merger or, if the merger is not completed, our ability to identify and consummate another strategic transaction or consider other alternatives such as dissolution of the Company. Depending on the outcome of these alternatives, we may need additional capital to fund our operations. There can be no assurances, however, that additional funding will be available on terms we deem to be acceptable, or at all. If we raise additional funds through the issuance of additional debt or equity securities, it could result in dilution to our existing stockholders, increased fixed payment obligations and these securities may have rights senior to those of the Company’s common stock. If the Company incurs indebtedness, we could become subject to covenants that would restrict our operations and potentially impair our competitiveness, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. Any of these events could significantly harm our business, financial condition and prospects.
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

The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates. As of June 30, 2019, we had cash and cash equivalents of $6.5 million. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Available-for-sale securities that we invest in are subject to interest rate risk and may fall in value if market interest rates increase. As of June 30, 2019, our cash was invested in money market funds, and we did not have any marketable securities. Therefore, we have minimal market risk related to the fair market value of our portfolio.

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

As of June 30, 2019, we have evaluated, under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon our evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

During the six months ended June 30, 2019, there was no significant change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings
On March 1, 2019, Nahuel Malzone, a purported stockholder of the Company, sent us a written demand letter and draft complaint alleging that (i) the Company and the members of our board of directors violated Section 14(a) of the Securities Exchange Act of 1934, as amended, the Exchange Act, and Rule 14a-9 promulgated thereunder, by filing a proxy statement, which allegedly failed to disclose and/or misrepresented material information about the proposed merger with Salarius and (ii) the members of the board of directors, as control persons of the Company, violated Section 20(a) of the Exchange Act in connection with the filing of the allegedly materially deficient proxy statement. Mr. Malzone demanded that the Company provide certain corrective disclosures to the proxy statement/prospectus/information statement. The Company is currently assessing its response to the draft complaint.

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

101
The following materials from Flex Pharma, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, formatted in XBRL (eXtensible Business Reporting Language):(i) Unaudited Condensed Consolidated Balance Sheets, (ii) Unaudited Condensed Consolidated Statements of Operations (iii) Unaudited Condensed Consolidated Statements of Comprehensive Loss, (iv) Unaudited Condensed Consolidated Statements of Cash Flows, and (v) Notes to Unaudited Condensed Consolidated Financial Statements.

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

FLEX PHARMA, INC.

		By:	/s/ William McVicar
William McVicar, Ph.D. President and Chief Executive Officer (Principal Executive Officer)

		By:	/s/ John McCabe
John McCabe Chief Financial Officer (Principal Financial and Accounting Officer)
Date:	July 17, 2019