Form 10-Q
period 2019-09-30
Salarius Pharmaceuticals, Inc.
filed 2019-11-12
CIK 1615219

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from to

Commission File Number: 001-36812

SALARIUS PHARMACEUTICALS, INC.
(Exact name of Registrant as specified in its charter)

Delaware	46-5087339
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

2450 Holcombe Blvd., Suite J 608, Houston, TX 77021
(Address of principal executive offices)(Zip Code)

Registrant's Telephone Number, Including Area Code: (346) 772-0346

Former Name, Former Address and Former Fiscal Year, If Changed Since Last Report: Not Applicable

Securities registered pursuant to Section 12(b) of the Act

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $ 0.0001 par value	SLRX	The Nasdaq Stock Market LLC

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

As of November 11, 2019, there were 4,068,520 shares of common stock outstanding.

SALARIUS PHARMACEUTICALS, INC.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements that involve substantial risks and uncertainties. All statements, other than statements related to present facts or current conditions or historical facts, contained in this Quarterly Report on Form 10-Q, including statements regarding our strategy, future operations, future financial position, projected costs, expectations regarding the timing and outcome of the strategic review process, the expectations regarding our research and development efforts, the plans and objectives of management, are forward looking statements. These factors also include, but are not limited to, those factors set forth in the sections entitled "Risk Factors," "Legal Proceedings," "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Quantitative and Qualitative Disclosures about Market Risk," and "Controls and Procedures" in this Quarterly Report on Form 10-Q, all of which you should review carefully. The words "anticipate," "believe," "estimate," "expect," "intend," "may," "plan," "predict," "project," "target," "potential," "will," "would," "could," "should," "continue" and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words.

Forward-looking statements are not guarantees of future performance and our actual results could differ materially from the results discussed in the forward-looking statements. Factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, the costs associated with any pending or threatened litigation; our ability to continue to sell our consumer product; availability of funding sufficient for our foreseeable and unforeseeable operating expenses and capital expenditure requirements; ability to attract, retain and motivate qualified personnel; the inherent uncertainties associated with intellectual property; and other factors discussed in this Quarterly Report on Form 10-Q, our Current Report on Form 8-K/A filed on September 18, 2019 with Securities and Exchange Commission ("SEC") and other filings with the SEC.

As a result of these and other factors, we may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. We do not assume any obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

SALARIUS PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2019	December 31, 2018

Assets
Current assets:
Cash and cash equivalents	$3,999,676	$3,228,288
Restricted cash	—	2,903,493
Prepaid expenses and other current assets	1,239,708	249,086
Total current assets	5,239,384	6,380,867
Property and equipment, net	28,144	37,525
Goodwill	8,865,909	—
Other assets	324,509	195,431
Total assets	$14,457,946	$6,613,823
Liabilities and stockholders' equity (deficit)
Current liabilities:
Accounts payable	$1,643,083	$373,834
Accrued expenses and other current liabilities	245,603	628,990
Due to related parties	4,429	5,946
Private Salarius accrued series A preferred units	—	2,869,412
Note payable	749,157	—
Deferred revenue	1,580,394	4,006,755
Warrant liability	498,247	—
Total liabilities	4,720,913	7,884,937

Commitments and contingencies

Stockholders' equity (deficit):
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized; 3,768,672 and 2,338,899 shares issued at September 30, 2019 and December 31, 2018, and 3,756,184 and 2,032,763 shares outstanding at September 30, 2019 and December 31, 2018, respectively	3,756	2,033
Additional paid-in capital	19,927,156	3,867,290
Accumulated deficit	(10,193,879)	(5,140,437)
Total stockholders' equity (deficit)	9,737,033	(1,271,114)
Total liabilities and stockholders' equity (deficit)	$14,457,946	$6,613,823

See accompanying notes to condensed consolidated financial statements.

SALARIUS PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30, 2019	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2019	Nine Months Ended September 30, 2018
Revenue:
Grant revenue	$874,949	$469,051	$2,426,362	$1,312,752
Operating expenses:
Research and development	1,140,909	353,607	2,680,982	803,846
General and administrative	3,494,205	428,958	5,950,431	1,093,596
Total operating expenses	4,635,114	782,565	8,631,413	1,897,442
Loss before other income (expense)	(3,760,165)	(313,514)	(6,205,051)	(584,690)
Change in fair value of warrant liability	1,130,848	—	1,130,848	—
Interest income (expense), net	(752)	6,064	18,413	6,924
Loss from continuing operations	(2,630,069)	(307,450)	(5,055,790)	(577,766)
Income from discontinued operations	2,348	—	2,348	—
Net loss	$(2,627,721)	$(307,450)	$(5,053,442)	$(577,766)

Loss from continuing operations	$(2,630,069)	$(307,450)	$(5,055,790)	$(577,766)
Preferred dividends	—	(24,580)	—	(88,015)
Loss from continuing operations attributable to common stockholders	$(2,630,069)	$(332,030)	$(5,055,790)	$(665,781)

Loss per common share — basic and diluted
Continuing operations	$(0.73)	$(0.20)	$(1.68)	$(0.47)
Discontinued operations	—	—	—	—
Total net loss per share	$(0.73)	$(0.20)	$(1.68)	$(0.47)
Weighted-average number of common shares outstanding — basic and diluted	3,605,913	1,653,340	3,002,736	1,407,062

See accompanying notes to condensed consolidated financial statements.

SALARIUS PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30, 2019	Nine Months Ended September 30, 2018
Operating activities
Net loss	$(5,053,442)	$(577,766)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation, amortization and impairment	123,174	12,713
Equity-based compensation expense	579,721	52,781
Change in fair value of warrant liability	(1,130,848)	—
Changes in operating assets and liabilities:
Accounts receivable	690	—
Inventory	1,169	—
Prepaid expenses and other current assets	(206,956)	(274,432)
Accounts payable	(593,351)	(452,102)
Accrued expenses and other current liabilities	(235,817)	29,383
Due to/from related party	(1,517)	21,728
Deferred revenue	(2,426,361)	3,687,248
Private Salarius accrued Series A investment	—	1,290,098
Net cash provided by (used in) operating activities	(8,943,538)	3,789,651

Investing activities
Net cash received in reverse acquisition	5,403,634	—
Net proceeds received from disposal of discontinued operations	204,274	—
Net cash provided by investing activities	5,607,908	—

Financing activities
Payments to redeem equity securities	—	(250,000)
Proceeds from issuance of equity securities	1,508,179	2,050,269
Payment of dividends	(133,594)	(58,959)
Payments on note payable	(171,060)	—
Net cash provided by financing activities	1,203,525	1,741,310

Net (decrease) increase in cash, cash equivalents and restricted cash	(2,132,105)	5,530,961
Cash, cash equivalents and restricted cash at beginning of period	6,131,781	519,337
Cash, cash equivalents and restricted cash at end of period	$3,999,676	$6,050,298

Supplemental disclosure of cash flow information:
Cash paid for interest	$6,867	$—
Cash paid for income taxes	$—	$—
Non-cash investing and financing activities:
Issuance of shares for license	$110,474	$—
Conversion of liabilities to equity securities	$2,869,412	$—
Issuance of common shares for business combination	$11,093,561	$—
Prepaid expense financed by note payable	$920,217	$—

See accompanying notes to condensed consolidated financial statements.

SALARIUS PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity (Deficit)
	Shares	Amount
Balance at December 31, 2017	1,178,604	$1,179	$569,195	$(3,470,800)	$(2,900,426)
Equity-based compensation expense	11,483	11	(11)	—	—
Accrued dividend	—	—	(33,896)	—	(33,896)
Net loss	—	—	—	(381,549)	(381,549)
Balance at March 31, 2018	1,190,087	1,190	535,288	(3,852,349)	(3,315,871)
Issuance of equity securities	451,826	452	2,024,817	—	2,025,269
Equity-based compensation expense	11,403	11	24,757	—	24,768
Accrued dividend	—	—	(29,539)	—	(29,539)
Net income	—	—	—	111,233	111,233
Balance at June 30, 2018	1,653,316	1,653	2,555,323	(3,741,116)	(1,184,140)
Equity-based compensation expense	11,790	12	28,001	—	28,013
Accrued dividend	—	—	(24,580)	—	(24,580)
Net loss	—	—	—	(307,450)	(307,450)
Balance at September 30, 2018	1,665,106	$1,665	$2,558,744	$(4,048,566)	$(1,488,157)

Balance at December 31, 2018	2,032,763	$2,033	$3,867,290	$(5,140,437)	$(1,271,114)
Issuance of equity securities	960,489	960	4,376,631	—	4,377,591
Issuance of equity securities for license	12,907	13	110,461	—	110,474
Equity-based compensation expense	9,550	10	35,397	—	35,407
Net loss	—	—	—	(1,522,076)	(1,522,076)
Balance at March 31, 2019	3,015,709	3,016	8,389,779	(6,662,513)	1,730,282
Distribution to stockholders	—	—	(99,758)	—	(99,758)
Equity-based compensation expense	8,910	9	6,025	—	6,034
Net loss	—	—	—	(903,645)	(903,645)
Balance at June 30, 2019	3,024,619	3,025	8,296,046	(7,566,158)	732,913
Effect of reverse acquisition	722,568	722	11,092,839	—	11,093,561
Equity-based compensation expense	8,997	9	538,271	—	538,280
Net loss	—	—	—	(2,627,721)	(2,627,721)
Balance at September 30, 2019	3,756,184	$3,756	$19,927,156	$(10,193,879)	$9,737,033
See accompanying notes to condensed consolidated financial statements.

SALARIUS PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 1. ORGANIZATION AND OPERATIONS

Nature of Business

Salarius Pharmaceuticals, Inc. (“Salarius” or the “Company”), together with its subsidiaries, Salarius Pharmaceuticals, LLC, Flex Innovation Group LLC, and TK Pharma, Inc., is a clinical-stage biotechnology company focused on developing effective epigenetic-based cancer treatments for indications with high unmet medical need. Salarius’ lead epigenetic enzyme technology was licensed from the University of Utah Research Foundation in 2011. The Company is located in Houston, Texas.

Merger with Flex Pharma, Inc.

On January 3, 2019, Flex Pharma, Inc. ("Flex Pharma"), Salarius Pharmaceuticals LLC ("Private Salarius") and Falcon Acquisition Sub, LLC (“Merger Sub”), a wholly owned subsidiary of Flex Pharma, entered into an Agreement and Plan of Merger (the “Merger Agreement”). Pursuant to the Merger Agreement, Merger Sub merged with and into Private Salarius, with Private Salarius continuing as a wholly owned subsidiary of Flex Pharma and the surviving company of the merger. The merger was completed on July 19, 2019. After the merger, Flex Pharma was renamed Salarius Pharmaceuticals, Inc. The merger was accounted for as a reverse acquisition with Private Salarius being deemed the acquiring company for accounting purposes. See Note 3.

Going Concern and Management's Plan

Salarius has no products approved for commercial sale, has not generated any revenue from product sales to date and has suffered recurring losses from operations since its inception. The lack of revenue from product sales to date and recurring losses from operations since its inception raise substantial doubt as to the Company's ability to continue as a going concern. The accompanying financial statements are prepared using accounting principles generally accepted in the United States applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities should the Company be unable to continue as a going concern. Salarius will require substantial additional capital to fund its research and development expenses related to its oncology drug Seclidemstat. Based on Salarius’ expected cash requirements, Salarius believes that there is substantial doubt that its existing cash and cash equivalents, including the cash resources obtained from the merger with Flex Pharma, will be sufficient to fund its operations through one year from the financial statements issuance date.

On October 24, 2019, the Company entered into a common stock purchase agreement with Aspire Capital Fund, LLC (“Aspire Capital”), which provides that the Company may offer to Aspire Capital up to an aggregate of $10.9 million of the Company's common shares over 30 months. See Note 10. The Company intends to obtain additional capital through the sale of equity securities in one or more offerings or through issuances of debt instruments. The Company may also consider new collaborations or selectively partnering its technology. However, the Company cannot provide any assurance that it will be successful in accomplishing any of its plans.

NOTE 2. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States ("GAAP"). Any reference in these notes to applicable guidance is meant to refer to the authoritative GAAP as found in the Accounting Standard Codification ("ASC") and Accounting Standards Update ("ASU") of the Financial Accounting Standards Board ("FASB").

As described above, the merger with Flex Pharma closed on July 19, 2019. The merger was accounted for as a reverse acquisition with Private Salarius being deemed the acquiring company for accounting purposes. Private Salarius’ historical financial statements have replaced Flex Pharma’s historical consolidated financial statements with respect to periods prior to the completion of the merger with retroactive adjustments to Private Salarius' legal capital to reflect the legal capital of Flex Pharma. Flex Pharma (renamed Salarius Pharmaceuticals, Inc.) remains the continuing registrant and reporting company. Accordingly, the historical financial and operating data of Salarius Pharmaceuticals, Inc., which covers periods prior to the closing date of the merger, reflects the assets, liabilities and results of operations of Private Salarius and does not reflect the assets, liabilities and results of operations of Flex Pharma Inc. for the periods prior to July 19, 2019, the Company retrospectively adjusted its Statement of Changes in Stockholders’ Equity (Deficit) and the weighted average shares used in determining loss per common share to reflect the conversion of the outstanding common unit, profits interest common unit and Series A Preferred unit of Private Salarius that converted into shares of the Company’s common stock upon the merger, and to reflect the effect of the 25 to 1 reverse stock split of the Company’s common stock which occurred upon the merger.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Unaudited Interim Financial Information

The accompanying interim financial statements are unaudited. These unaudited interim financial statements have been prepared in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. These unaudited interim financial statements should be read in conjunction with the audited financial statements and accompanying notes for the year ended December 31, 2018 included elsewhere in the Company's current report on Form 8-K/A filed with the SEC on September 18, 2019. In the opinion of management, the unaudited interim financial statements reflect all the adjustments (consisting of normal recurring adjustments) necessary to state fairly the Company’s financial position as of September 30, 2019 and the results of operations for the three and nine months ended September 30, 2019 and 2018. The interim results of operations are not necessarily indicative of the results that may occur for the full fiscal year. The December 31, 2018 balance sheet included herein was derived from the audited financial statements, but does not include all disclosures, including notes, required by GAAP for complete financial statements.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. On an on-going basis, Salarius’ management evaluates its estimates, including those related to revenue recognition, fair value of tangible and intangible assets, research and development, accrued expenses, contingencies and equity-based compensation. Salarius bases its estimates on historical experience and on various other assumptions that are believed to be reasonable. Actual results could differ from those estimates.

Cash, Cash Equivalents and Restricted Cash

Salarius considers all highly liquid securities with original final maturities of three months or less from the date of purchase to be cash equivalents.

At September 30, 2019 and December 31, 2018, Salarius held restricted cash of $0 and $2,903,493 for the Series A Preferred proceeds, respectively.

At September 30, 2019 and December 31, 2018, Salarius also held approximately $2.0 million and $4.1 million, respectively, for funds received from Cancer Prevention and Research Institution of Texas ("CPRIT"). These funds are to be used for costs for allowable expenses, primarily research and development expenses. The grant has a mandatory fund matching requirement. As of September 30, 2019, the CPRIT fund matching requirements had not been fully met.

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

Asset classification	Useful life
Computer equipment	3 years
Laboratory equipment	5 years
Intangibles

Intangible assets that have finite useful lives are amortized over their useful lives, and are reviewed for impairment when warranted by economic conditions. Intangible assets are included in other assets in the Company's Statements of Financial Position.

Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that their carrying value may not be recoverable. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. During the three and nine months ended September 30, 2019, impairment charges related to long-lived assets was $0 and $110,474, respectively. There were no impairment charges related to long-lived assets for the three and nine months ended September 30, 2018.

Goodwill

Goodwill is not amortized but is subject to periodic review for impairment. Goodwill is reviewed annually, as of November 30, and whenever events or changes in circumstances indicate that the carrying amount of the goodwill might not be recoverable. Management performs its review of goodwill on its one reporting unit.
The Company performs a one-step test in its evaluation of the carrying value of goodwill, if qualitative factors determine it is necessary to complete a goodwill impairment test. In the evaluation, the fair value of the relevant reporting unit is determined and compared to the carrying value. If the fair value is greater than the carrying value, then the carrying value is deemed to be recoverable, and no further action is required. If the fair value estimate is less than the carrying value, goodwill is considered impaired for the amount by which the carrying amount exceeds the reporting unit’s fair value, and a charge is reported in impairment of goodwill in the Company’s consolidated statements of operations.
The Company has not identified any events or changes in circumstances that indicate that a potential impairment of goodwill occurred during the nine months ended September 30, 2019.

Fair Value of Financial Instruments

Certain assets and liabilities are carried at fair value under GAAP. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. A fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last is considered unobservable, are used to measure fair value:

Level 1-Unadjusted quoted prices in active markets for identical assets or liabilities.

Level 2-Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3-Significant unobservable inputs including Salarius’ own assumptions in determining fair value.

The Company believes the recorded values of its financial instruments, including cash and cash equivalents, restricted cash, accounts payable and note payable approximate their fair values due to the short-term nature of these instruments.

The following table sets forth a summary of changes in the fair value of Level 3 liabilities measured at fair value on a recurring basis for the nine months ended September 30, 2019:

Description	Balance at December 31, 2018	Established	Change in Fair Value	Balance at September 30, 2019
Warrant liability	$—	$1,629,095	$(1,130,848)	$498,247

The following table identifies the carrying amounts of such liabilities at September 30, 2019:

	Level 1	Level 2	Level 3	Total
Warrant liability	$—	$—	$498,247	$498,247
Balance at September 30, 2019	$—	$—	$498,247	$498,247

Financial Instruments and Credit Risks

Financial instruments that potentially subject the Company to credit risk include cash and cash equivalents and restricted cash. Cash is deposited in demand accounts in federally insured domestic institutions to minimize risk. Insurance is provided through the Federal Deposit Insurance Corporation (“FDIC”). Although the balances in these accounts exceed the federally insured limit from time to time, the Company has not incurred losses related to these deposits.

Revenue Recognition

Salarius’ source of revenue has been from a grant received from CPRIT. Grant revenue is recognized when qualifying costs are incurred and there is reasonable assurance that conditions of the grant have been met. Cash received from grants in advance of incurring qualifying costs is recorded as deferred revenue and recognized as revenue when qualifying costs are incurred.

Research and Development Costs

Research and development costs consist of expenses incurred in performing research and development activities, including pre-clinical studies and clinical trials. Research and development costs include salaries and personnel-related costs, consulting fees, fees paid for contract research services, the costs of laboratory equipment and facilities, license fees and other external costs. Research and development costs are expensed when incurred.

Equity-Based Compensation

Salarius measures equity-based compensation based on the grant date fair value of the awards and recognizes the associated expense in the financial statements over the requisite service period of the award, which is generally the vesting period.

The Company uses the Black-Scholes option valuation model and the Backsolve method (which is similar to the Black-Scholes valuation model and produces similar results) to estimate the fair value of the stock-based compensation and incentive units. Assumptions utilized in these models including expected volatility calculated based on implied volatility from traded stocks of peer companies, dividend yield and risk-free interest rate. Additionally, forfeitures are accounted for in compensation cost as they occur.

Earnings (Loss) Per Share

Basic loss per share is computed by dividing net loss available to common stockholders by the weighted average number of shares of common stock outstanding during the period.

For periods of net income, and when the effects are not anti-dilutive, diluted earnings per share is computed by dividing net income available to common stockholders by the weighted-average number of shares outstanding plus the impact of all potential dilutive common shares, consisting primarily of common shares underlying common stock options and stock purchase warrants using the treasury stock method, and convertible notes using the if-converted method.

For periods of net loss, diluted loss per share is calculated similarly to basic loss per share because the impact of all potential dilutive common shares is antidilutive.

The number of anti-dilutive shares, consisting of common shares underlying (i) common stock options, (ii) stock purchase warrants, (iii) unvested restricted stock and (iv) rights entitling holders to receive warrants to purchase the Company's common shares, which have been excluded from the computation of diluted loss per share, was 389,488 and 51,926 shares as of September 30, 2019 and 2018, respectively.

Reclassification

Certain reclassifications have been made to the prior-year financial statements to conform to the current-year presentation.

Subsequent Events

The Company’s management reviewed all material events through the date that the financial statements were issued for subsequent event disclosure consideration.

Application of New Accounting Standards

In February 2016, the FASB issued guidance for accounting for leases. The guidance requires lessees to recognize assets and liabilities related to long-term leases on the balance sheet and expands disclosure requirements regarding leasing arrangements. The guidance is effective for reporting periods beginning after December 15, 2018 for public entities. The guidance must be adopted on a modified retrospective basis and provides for certain practical expedients. The Company adopted this guidance effective January 1, 2019 using the following practical expedients:

•the Company did not reassess if any expired or existing contracts are or contain leases; and

•the Company did not reassess the classification of any expired or existing leases.

Upon adoption of the new guidance on January 1, 2019, there was no impact on the Company’s financial statements.

Additionally, the Company made ongoing accounting policy elections whereby the Company (i) does not recognize right-of-use assets or lease liabilities for short-term leases (those with original terms of 12-months or less) and (ii) combines lease and non-lease elements of its operating leases.

NOTE 3. REVERSE ACQUISITION AND DISPOSAL

Reverse Acquisition

On January 3, 2019, Flex Pharma, Private Salarius and Merger Sub entered into the Merger Agreement. Pursuant to the Merger Agreement, Merger Sub merged with and into Private Salarius, with Private Salarius continuing as a wholly owned subsidiary of Flex Pharma and the surviving company of the merger. The merger was completed on July 19, 2019. After the merger, Flex Pharma was renamed Salarius Pharmaceuticals, Inc. The merger was accounted for as a reverse acquisition business acquisition with Private Salarius being deemed the acquiring company for accounting purposes. Private Salarius, as the accounting acquirer, recorded the assets acquired and liabilities assumed of Flex Pharma in the merger at their fair values as of the acquisition date. Private Salarius’ historical financial statements have replaced Flex Pharma’s historical consolidated financial statements with respect to periods prior to the completion of the merger with retroactive adjustments to Private Salarius' legal capital to reflect the legal capital of Flex Pharma. Flex Pharma (which was renamed Salarius Pharmaceuticals, Inc. in connection with the merger) remains the continuing registrant and reporting company.

Private Salarius was determined to be the accounting acquirer based on the following facts and circumstances: (1) members of Private Salarius owned approximately 80.7% of the voting interests of the combined company immediately following the closing of the transaction; (2) the majority of the board of directors of the combined company was composed of directors designated by Private Salarius under the terms of the Merger Agreement; and (3) existing members of Private Salarius management became the management of the combined company.

The business purposes of the merger included, among other purposes, obtaining the following potential advantages: (i) the combined organization’s resources would be immediately available to support Private Salarius’ research on Seclidemstat; and (ii) the public company status would allow the Company greater potential access to additional capital.

At the closing of the merger, each outstanding common unit, profits interest common unit and Series A Preferred unit of Private Salarius converted into shares of the Company’s common stock (subject to the payment of cash in lieu of fractional shares and after giving effect to a 25 to 1 reverse stock split of the Company’s common stock) at the conversion ratio formulae described in the Merger Agreement.

In addition, at the closing of the merger, the Company distributed one right per share of common stock to stockholders of record as of the close of business on July 18, 2019. Each right entitles such stockholders to receive a warrant to purchase shares of the Company’s common stock six months and one day following the closing date of the merger. See Note 6.

The Company accounted for the acquisition as a reverse merger using purchase accounting. Because the merger qualifies as a reverse acquisition and given that Private Salarius was a private company at the time of the merger and therefore its value was not readily determinable, the fair value of the merger consideration was deemed to be equal to the sum of the quoted market capitalization of the Company at the merger date, the fair value of the Flex Pharma options that fully vested upon the merger together, and the fair value of the rights to receive warrants that were granted to the pre-merger Flex Pharma stockholders. Total purchase consideration is as follows:

Flex Pharma market capitalization at closing	$10,963,526
Fair value of rights to warrants	1,629,095
Fair value of Flex Pharma outstanding options on the merger date	132,227
Total purchase consideration	$12,724,848

The Company recorded all tangible and intangible assets acquired and liabilities assumed at their preliminary estimated fair values on the merger date. The following represents the allocation of the estimated purchase consideration:

Fair value of assets acquired
Cash	$5,405,826
Accounts receivable	15,168
Inventory	122,235
Prepaid expense and other current assets	106,319
Goodwill and intangibles	8,937,899
Total fair value of assets acquired	14,587,447

Fair value of liabilities assumed
Accounts payable, accrued liabilities and other current liabilities	1,862,599
Total fair value of liabilities assumed	1,862,599

Net assets acquired	$12,724,848

Disposition of HOTSHOT Business

On July 24, 2019, the Company sold specified assets related to the HOTSHOT business to Cliff-Cartwright Corporation, an unrelated party, for cash consideration of $299,135. HOTSHOT was a consumer product that prevents and targets exercise-associated muscle cramps. The Company acquired the HOTSHOT business as a result of the reverse acquisition with Flex Pharma. The transaction was treated as a sale of a business. Details of the transaction are as follows:

Proceeds from sale	$299,135
Carrying value of tangible assets sold	(135,544)
Carrying value of goodwill and intangible assets sold	(71,990)
Cost incurred related to the sale	(94,861)
Liabilities transferred upon sale	3,260
Total gain on sale of HOTSHOT	$—

The Company had no assets and liabilities presented as discontinued operations as of September 30, 2019 and December 31, 2018.

Unaudited Pro Forma Disclosure

The following unaudited pro forma financial information summarizes the results of operations for the nine months ended September 30, 2019 and 2018 as if the merger and disposal described above had been completed as of January 1, 2018. Pro forma information primarily reflects adjustments relating to the reversal of transaction costs. Assuming that the merger had been completed as of January 1, 2018, the transaction costs would have been expensed in the prior period.

	Nine Months Ended September 30, 2019	Nine Months Ended September 30, 2018
Revenues	$2,426,362	$1,312,752
Net loss	(7,802,709)	(18,034,908)
Net loss per share	(2.08)	(4.81)

NOTE 4. PREPAID EXPENSES AND OTHER CURRENT ASSETS
Prepaid expenses and other current assets at September 30, 2019 and December 31, 2018 consisted of the following:

	September 30, 2019	December 31, 2018
Prepaid clinical trial expenses	$247,460	$210,333
Prepaid insurance	873,277	16,484
Other prepaid and current assets	118,971	22,269
Total prepaid expenses and other current assets	$1,239,708	$249,086

NOTE 5. COMMITMENTS AND CONTINGENCIES

License Agreement with the University of Utah Research Foundation

In 2011, the Company entered into a license agreement with the University of Utah, under which, the Company acquired license to LSD 1. In exchange for the license, the Company issued 2% equity ownership in the Company based on a fully diluted basis at the effective date of the agreement and subject to certain adjustments specified in the agreement, granted revenue sharing rights on any resulting products or processes to commence on first commercial sale, and milestone payments based upon regulatory approval of any resulting product or process as well as on the second anniversary of first commercial sale.

Cancer Prevention and Research Institute of Texas

In June 2016, the Company entered into a Cancer Research Grant Contract with CPRIT. Pursuant to the contract, CPRIT awarded the Company a grant up to $18.7 million to fund development of LSD 1 inhibitor. This is a 3-year grant award originally expired on May 31, 2019. A six-month extension was approved by CPRIT in May 2019. The grant now expires on November 30, 2019 with extensions available.

The Company will retain ownership over any intellectual property developed under the contract ("Project Result"). With respect to non-commercial use of any Project Result, the Company agreed to grant to CPRIT a nonexclusive, irrevocable, royalty-free, perpetual, worldwide license with right to sublicense any necessary additional intellectual property rights to exploit all Project Results by CPRIT, other governmental entities and agencies of the State of Texas, and private or independent institutions of higher education located in Texas, for education, research and other non-commercial purposes.

The Company is obligated to make revenue-sharing payments to CPRIT with respect to net sales of any product covered by the contract, up to a maximum repayment of certain percentage of the aggregate amount paid to the Company by CPRIT under the CPRIT contract. The payments are determined as a percentage of net sales, which may be reduced if the Company is required to obtain a license from a third party to sell any such product. In addition, upon meeting the foregoing limitation on revenue-sharing payments, the Company agreed to make continued revenue-sharing payments to CPRIT of less than 1% of net sales.

The CPRIT grant is subject to funding conditions including a matching funds requirement where the Company will match 50% of funding from the CPRIT grant. As of September 30, 2019, the Company has received an aggregate of $9.6 million from the CPRIT grant and there was $9.1 million of funds available for the Company to draw upon meeting certain requirements. There was no funding received from CPRIT during the nine months ended

September 30, 2019. At September 30, 2019 and December 31, 2018, the Company had deferred revenue of $1,580,394 and $4,006,755, respectively, related to CPRIT contract.

Lease Agreement

The Company presently leases office space under operating lease agreements on a month to month basis.

6. STOCKHOLDERS' EQUITY
The accompanying condensed consolidated statements of shareholders' equity and the footnotes to the financial statements have been retroactively adjusted to reflect the equity structure (that is, the number and type of equity interests issued) of Flex Pharma, the legal parent (accounting acquiree) of the merger closed on July 19, 2019, with the retained earnings and other equity balances of the Private Salarius before the merger. Private Salarius' equity was restated using the exchange ratio established in the merger agreement to reflect the number of shares of Flex Pharma issued in the merger. Concurrent with the merger, the Company's shareholders approved a 1-for-25 reverse stock split, which became effective on July 19, 2019. Total shares owned by Flex Pharma pre-merger shareholders (net of fraction shares paid in cash) was 722,568 shares after reverse stock-split.

Common Stock

During the nine months ended September 30, 2019, the Company issued 960,489 common shares (4,035 Series A preferred units and 350 profit interest units of Private Salarius) for $4,377,591 (net of offering cost of $10,617) of which, $2,869,412 was received in advance, in 2018.

In October 2018, 1,366,448 of Private Salarius' Series 1 preferred units were converted into 355,676 common shares (1,530 Series A preferred units).

In December 2018, the Company agreed to grant an unrelated party 12,907 common shares (91 common units of Private Salarius) to acquire licenses for the DNMT1 inhibitor. The grant was approved in January 2019 and the license was granted in 2018. These common shares were valued at $110,474 based on a third-party valuation report and included in accrued liabilities at December 31, 2018.

Right to Warrants

Pursuant to the Merger Agreement (See Note 3), Flex Pharma distributed one right per share of common stock to stockholders of record as of the close of business on July 18, 2019. Each right entitles such stockholders to receive a warrant to purchase the Company's common shares on January 20, 2020. These warrants are exercisable, in the aggregate, into 142,711 shares of the Company's common stock with a 5-year term from January 20, 2020, and an exercise price of $15.17 per share. The warrants are subject to a cashless exercise, at the option of the Company, at the closing of an issuance and sale of the Company’s common stock in certain qualified financing, upon the closing of which the holders of warrants shall be entitled to receive a number of shares of common stock equal to the greater of two formulae defined by the Merger Agreement, which are based on the volume weighted average price of the Company's common stock during the 10 consecutive trading days ending on the trading day immediately preceding the date of exercise. As a result, the warrants have been classified as a liability.

The Company accounted for these warrants at fair value using Level 3 inputs. The Company determined the fair value of this warrant liability using a Black-Scholes valuation model as the Company believes the value will closely approximate the value from the binomial asset pricing model that consisted of a conditional probability weighted expected return method that values the Company’s equity securities assuming various possible future outcomes to estimate the allocation of value within one or more of the scenarios. Using this method, unobservable inputs included the Company’s equity value, expected timing of possible outcomes, risk free interest rates and stock price volatility.

Variables used in the Black-Scholes model are as follows:

	July 19, 2019	September 30, 2019
Discount rate	1.80%	1.55%
Expected life (years)	5.50 years	5.31 years
Expected volatility	96.02%	103.07%
Expected dividend	—%	—%

Wedbush Warrant

On July 19, 2019, upon the closing of the merger, the Company elected to issue warrants to purchase 42,928 common shares to Wedbush Securities Inc. ("Wedbush") to satisfy $500,000 of the $1,000,000 success fee payable to Wedbush at the closing of the merger. The remaining $500,000 success fee was paid in cash. These warrants have an exercise price of $18.90 and a 5-year term. As of September 30, 2019, all warrants issued to Wedbush were outstanding.
7. EQUITY-BASED COMPENSATION
Private Salarius' Grants

During the nine months ended September 30, 2019, the Company granted a total of 8,799 restricted common shares (137 profit interest units of Private Salarius) to two employees and one consultant with a vesting period ranging from 9 months to 4 years. These common shares have an aggregated fair value of approximately $83,000 that was calculated using the Backsolve method.

During the nine months ended September 30, 2019, 27,457 shares of common stock for Private Salarius' grants vested. As of September 30, 2019, there were 12,488 unvested restricted common stock issued in the Company.

Compensation expense related to Private Salarius' grants was $47,477 and $52,781 for the nine months ended September 30, 2019 and 2018, respectively. As of September 30, 2019, there was $37,419 of unrecognized compensation cost related to Private Salarius’ non-vested grants.

Equity Incentive Plans
The Company has granted options to employees, directors, and consultants under the Flex Pharma Inc. 2015 Equity Incentive Plan (the "2015 Plan"). On July 19, 2019, the Company completed a merger with Flex Pharma and Flex Pharma had fully vested options to purchase 90,279 common shares outstanding as of the date of the merger that continue to be exercisable. The 2015 Plan provides for the grant of incentive stock options ("ISOs"), nonstatutory stock options, restricted stock awards, restricted stock units, stock appreciation rights, performance-based stock awards and other stock-based awards. Additionally, the 2015 Plan provides for the grant of performance-based cash awards. ISOs may be granted only to the Company's employees. All other awards may be granted to the Company's employees, including officers, and to non-employee directors and consultants. As of September 30, 2019, there were 17 shares remaining available for the grant of stock awards under the 2015 Plan.
The Company has awarded stock options to its employees, directors and consultants, pursuant to the plan described above. Stock options generally vest over one to four years and have a contractual term of ten years. Stock options are valued using the Black-Scholes option pricing model and compensation cost is recognized based on the resulting value over the service period.

The following table summarizes stock option activity for employees and non-employees for the nine months ended September 30, 2019:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2018	—	$—	—	$—
Granted	101,082	8.00
Options from Flex Pharma	90,279	102.22
Exercised	—	—
Forfeited	—	—
Expired	—	—
Outstanding at September 30, 2019	191,361	$52.45	5.91	$—
Exercisable at September 30, 2019	91,059	$101.41	1.45	$—

As of September 30, 2019, there was approximately $610,114 of total unrecognized compensation cost related to unvested stock options. Total unrecognized compensation cost will be adjusted for future changes in employee and non-employee forfeitures, if any. The Company expects to recognize that cost over a remaining weighted-average period of 3.22 years.

On September 10, 2019, the Company granted 101,082 stock options, in the aggregate, to certain employees, directors and a consultant. These awards vest monthly over 3 months to 4 years as continuous services are provided, and expense is being recognized over this period.

NOTE 8. RELATED PARTIES

As of September 30, 2019 and December 31, 2018, the Company has $4,429 and $5,946 payable to Iterion Therapeutics (formerly BetaCat), respectively, for expenses Iterion paid on behalf of the Company. The Company's Chairman is a director of Iterion Therapeutics.

NOTE 9. LOSS PER SHARE

The following table shows the computation of basic and diluted loss per common share for continuing operations for the three and nine-month periods ended September 30, 2019 and 2018. For the periods prior to July 19, 2019, the Company retrospectively adjusted the weighted average shares used in determining loss per common share to reflect the common units, profits interest common units and Series A Preferred Units of Private Salarius that converted into shares of the Company’s common stock, and adjusted to give effect to the 25 to 1 reverse stock split of the Company’s common stock upon closing of the merger.

	Three Months Ended September 30, 2019	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2019	Nine Months Ended September 30, 2018
Numerator:
Loss from continuing operations	$(2,630,069)	$(307,450)	$(5,055,790)	$(577,766)
Preferred dividends	—	(24,580)	—	(88,015)
Loss from continuing operations attributable to common stock shareholders	$(2,630,069)	$(332,030)	$(5,055,790)	$(665,781)

Denominator:
Weighted-average common shares outstanding - basic and diluted	3,605,913	1,653,340	3,002,736	1,407,062
Loss per common share - basic and diluted - continuing operations	(0.73)	(0.20)	(1.68)	(0.47)
For the three and nine-month periods ended September 30, 2018, accrued dividend for Private Salarius' Series 1 preferred units was $24,580 and $88,015, respectively. In October 2018, these Series 1 Preferred Units were converted into Private Salarius' Series A Preferred Units. On July 19, 2019, the Series A Preferred Units were exchanged for the Company's common shares upon the merger with Flex Pharma.

NOTE 10. SUBSEQUENT EVENTS

Common Stock Purchase with Aspire Capital

On October 24, 2019, the Company entered into a common stock purchase agreement with Aspire Capital, which provides that the Company may offer to Aspire Capital up to an aggregate of $10.9 million of the Company's common shares over 30 months. Upon execution of the agreement, the Company sold to Aspire Capital 210,526 shares of common stock at $4.75 per share for proceeds of $1.0 million. In consideration for entering into the purchase agreement, the Company issued to Aspire Capital 101,810 common shares. The purchase agreement may be terminated by the Company at any time, at its discretion, without any cost to the Company.
Under the purchase agreement, on any trading day when the closing sale price of the Company’s common stock is more than $0.25 per share, the Company has the right, in its sole discretion, to direct Aspire Capital to purchase up to 50,000 shares of the Company’s common stock per business day, up to $500,000 of the Company’s common stock in the aggregate at a per share price equal to the lesser of:
•the lowest sale price of the Company’s common stock on the purchase date; or
•the arithmetic average of the three lowest closing sale prices for the Company’s common stock during the ten consecutive trading days ending on the trading day immediately preceding the purchase date.

The Company and Aspire Capital also may mutually agree to increase the number of shares that may be sold to as much as an additional 2,000,000 shares per business day.

In addition, on any date on which the Company submits a notice to Aspire Capital in an amount equal to 50,000 shares, the Company also has the right, in its sole discretion, to present Aspire Capital with a volume-weighted average price purchase notice directing Aspire Capital to purchase an amount of stock equal to up to 30% of the aggregate shares of the Company’s common stock traded on its principal market on the next trading day ("VWAP Purchase Date"), subject to a maximum number of shares the Company may determine. The purchase price per share pursuant to such notice is generally 97% of the volume-weighted average price for the Company’s common stock traded on its principal market on the VWAP Purchase Date.

Pursuant to the purchase agreement, in no case may the Company issue more than 750,861 shares of the Company’s common stock (which equals approximately 19.99% of the Company’s common shares outstanding on October 24, 2019) to Aspire Capital unless (i) the average price paid for all shares issued under the agreement is at least $4.75 per share or (ii) the Company receives stockholder approval to issue more shares to Aspire Capital.

There are no other trading volume requirements or restrictions under the purchase agreement and the Company will control the timing and amount of the Company’s common shares sell to Aspire Capital. Aspire Capital has no right to require any sales by the Company, but is obligated to make purchases from the Company as directed.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with the unaudited financial information and the notes thereto included herein, as well as our audited financial statements and notes thereto contained in our current report on Form 8-K/A filed with the SEC on September 18, 2019. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results and the timing of selected events could differ materially from those anticipated in these forward-looking statements as a result of several factors, including those set forth under "Risk Factors" discussed in our current report on Form 8-K/A filed with the SEC on September 18, 2019, in other subsequent filings with the SEC, and elsewhere in this Quarterly Report on Form 10-Q. These statements, like all statements in this report, speak only as of the date of this Quarterly Report on Form 10-Q (unless another date is indicated), and we undertake no obligation to update or revise these statements in light of future developments.
Introduction
Our Management's Discussion and Analysis of Financial Condition and Results of Operations, or MD&A, is provided in addition to the accompanying unaudited condensed consolidated financial statements and notes to assist readers in understanding our results of operations, financial condition, and cash flows. The MD&A is organized as follows:
Overview - A discussion of our business and overall analysis of financial and other highlights in order to provide context for the remainder of the MD&A.
Results of Operations - An analysis of our financial results comparing the three and nine months ended September 30, 2019 to the three and nine months ended September 30, 2018.
Liquidity and Capital Resources - An analysis of changes in our unaudited condensed consolidated balance sheets and cash flows, and discussion of our financial condition and potential sources of liquidity.
Critical Accounting Policies and Significant Judgments and Estimates - A discussion of critical accounting policies and those that require us to make subjective estimates and judgments.
Overview
We are a clinical-stage biotechnology company focused on developing effective epigenetic-based cancer treatments for indications with high unmet medical need. Our lead epigenetic enzyme technology was licensed from the University of Utah Research Foundation in 2011.

We are focused on epigenetic strategies for cancer treatment. Epigenetics refers to the system that regulates gene expression through conformational changes to the chromatin rather than changes to the DNA sequence itself. Our lead compound, Seclidemstat (“SP-2577”), is a small molecule that inhibits the epigenetic enzyme lysine specific demethylase 1 (“LSD1”). LSD1 is an enzyme that removes mono- and di-methyl marks on histones (core protein of chromatin) to alter gene expression. LSD1’s enzymatic activity can cause genes to turn on or off and thereby affect the cell’s gene expression and overall activity. In addition, LSD1 can act via its scaffolding properties, independently of its enzymatic function, to alter gene expression and modulate cell fate. In healthy cells, LSD1 is necessary for stem cell maintenance and cell development processes. However, in several cancers LSD1 is highly expressed and acts aberrantly to incorrectly silence or activate genes leading to disease progression. High levels of LSD1 expression are often associated with aggressive cancer phenotypes and poor patient prognosis. Hence, development of targeted LSD1 inhibitors is of interest for the treatment of various cancers. SP-2577 uses a novel, reversible mechanism to effectively inhibit LSD1’s enzymatic and scaffolding properties and thereby treat and prevent cancer progression.
Our first indication of interest for SP-2577 is a devastating bone and soft-tissue cancer called Ewing sarcoma. Ewing sarcoma mostly afflicts adolescents and young adults, with the median age of diagnosis being 15. The most commonly expressed fusion oncoprotein in Ewing sarcoma is the EWS-FLI fusion protein, which is present in approximately 85% of Ewing sarcoma cases. The LSD1 enzyme associates with EWS-FLI (and other E26 Transformation-Specific (“ETS”) fusion proteins) and is thought to promote tumorigenesis. We believe the SP-2577 molecule helps inhibit EWS-FLI activity by disrupting EWS-FLI from associating with coregulators (including LSD1) that are necessary for its cancer promoting activity. Therefore, We believe that SP-2577 can potentially reverse the aberrant gene expression and thereby possibly prevent Ewing sarcoma cell proliferation and even promote cell death. Preclinical studies of SP-2577 in certain Ewing sarcoma animal models show a significant tumor reduction as well as a significant survival benefit compared to untreated animals. Our ongoing Phase 1/2 clinical trial is designed as a single agent dose escalation followed by a dose expansion study. The trial can enroll up to 50 relapsed or refractory Ewing sarcoma patients. The primary objectives of the study are to assess the safety and tolerability of SP-2577. Secondary objectives include assessing preliminary efficacy of SP-2577.
As LSD1 can associate with over 60 regulatory proteins other than EWS-FLI, we believe that LSD1 may also play a critical role in progression of various other cancer types. These include both solid tumors and hematologic malignancies. In the second quarter of 2019, we initiated a second company-sponsored Phase 1 trial to study SP-2577 in Advanced Solid Tumors. The Advanced Solid Tumor (“AST”) trial is a single agent dose escalation, dose expansion study enrolling patients with advanced malignancies, excluding Ewing sarcoma or central nervous system tumors.
In addition, recent data from “LSD1 Ablation Stimulates Anti-tumor Immunity and Enables Checkpoint Blockade” by W. Sheng, et al. and “Inhibition of Histone Lysine-specific Demethylase 1 Elicits Breast Tumor Immunity and Enhances Antitumor Efficacy of Immune Checkpoint Blockade” by Y. Qin, et al. suggests that LSD1 plays a role in tumor immune activity and can sensitize tumors to checkpoint inhibitors. These recent works have sparked interest in combining LSD1 inhibitors with checkpoint inhibitors. We are conducting preclinical work with SP-2577 in this area.
We have no products approved for commercial sale and have not generated any revenue from product sales. We have never been profitable and have incurred operating losses in each year since inception. We had an accumulated deficit of $10,193,879 as of September 30, 2019. Substantially all of our operating losses resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations.
The lack of revenue from product sales to date and recurring losses from operations since our inception raise substantial doubt about our ability to continue as a going concern. Our financial statements are prepared using Generally Accepted Accounting Principles in the United States of America (“GAAP”) applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Our financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities should we be unable to continue as a going concern.
We expect to continue to incur significant expenses and increasing operating losses for at least the next several years as we initiate and continue the clinical development of, and seek regulatory approval for, our product candidates, add personnel necessary to continue to operate as a public company upon closing of the merger, and work to develop an advanced clinical pipeline of product candidates. We expect that our operating losses will fluctuate significantly from quarter-to-quarter and year-to-year due to timing of clinical development programs and efforts to achieve regulatory approval.
As of September 30, 2019, we had cash and cash equivalents of $3,999,676, which includes $2.0 million for funds received from Cancer Prevention and Research Institution of Texas ("CPRIT"). These funds are to be used for allowable expenses, primarily research and development expenses. The grant has a mandatory fund matching requirement. As of September 30, 2019, CPRIT fund matching requirements had not been fully met. As of September 30, 2019, we have received an aggregate of $9.6 million from the CPRIT grant and there was $9.1 million of funds available for us to draw upon meeting certain requirements.

We believe that our cash and cash equivalents currently on hand are not sufficient to fund our anticipated operating and capital requirements through at least 12 months from the date this quarterly report on Form 10-Q is filed, however we will continue to require substantial additional capital to continue our clinical development activities. Accordingly, we will need to raise substantial additional capital to continue to fund our operations. The amount and timing of our future funding requirements will depend on many factors, including the pace and results of our development, regulatory and commercialization efforts. Failure to raise capital as and when needed, on favorable terms or at all, would have a negative impact on our financial condition and our ability to develop and commercialize our product candidates.
We intend to obtain additional capital through the sale of equity securities in one or more offerings or through issuances of debt instruments. We may also consider new collaborations or selectively partnering our technology. However, we cannot provide any assurance that we will be successful in accomplishing any of our plans to obtain additional capital or be able to do so on terms acceptable to us.

Results of Operations
Three Months Ended September 30, 2019 Compared to the Three Months Ended September 30, 2018
The following table sets forth the condensed consolidated results of our operations for the three months ended September 30, 2019 compared to the three months ended September 30, 2018.

	Three Months Ended September 30, 2019	Three Months Ended September 30, 2018	Change
			$	%
Grant revenue	$874,949	$469,051	$405,898	87%
Research and development expenses	(1,140,909)	(353,607)	(787,302)	223%
General and administrative expenses	(3,494,205)	(428,958)	(3,065,247)	715%
Change in fair value of warrant liability	1,130,848	—	1,130,848	—%
Interest income (expense), net	(752)	6,064	(6,816)	(112)%
Income from discontinued operations	2,348	—	2,348	—%
Net loss	$(2,627,721)	$(307,450)	$(2,320,271)	755%

Grant Revenue

Grant revenue, which was derived solely from the CPRIT grant, was $874,949 during the three months ended September 30, 2019 compared to $469,051 during the three months ended September 30, 2018. The increase in revenue from the CPRIT grant was due to an increase in overall expenses which resulted in an increase in the amount of expenses reimbursable under the grant. Given the nature of the development process, grant revenue will fluctuate depending on the stage of development and the timing of expenses.
As of September 30, 2019, we had $1,580,394 of deferred revenue, which consisted of payments received from the CPRIT grant. This deferred revenue is expected to be recognized through the first half of 2020.
Research and Development Expenses
Research and development expenses were $1,140,909 during the three months ended September 30, 2019 compared to $353,607 during the three months ended September 30, 2018. This increase of $787,302 was principally due to increased chemistry, manufacturing and control expenses related to production of tablets to be used in clinical trials, as well as consulting fees related to clinic trials and a pre-clinical study for our next generation Seclidemstat program. We initiated our Phase 1 clinical trial for Ewing Sarcoma in September 2018 and has increased the number of patients enrolled and clinical sites. The Phase 1 clinical trial for advanced solid tumor was initiated in the second quarter of 2019.
General and Administrative Expenses
General and administrative expenses were $3,494,205 for the three months ended September 30, 2019 compared to $428,958 for the three months ended September 30, 2018. This increase of $3,065,247 was principally due to increased legal and professional service fees. Legal and professional fees increased significantly in the current period mainly due to merger and financing activities. We incurred approximately $760,000 of legal and professional fees related to the merger with Flex Pharma and financing activities during the three months ended September 30, 2019. We also incurred a success fee of $1,350,000 upon the closing of the merger transaction with Flex Pharma. Additionally, insurance expenses increased approximately $214,000 mainly due to higher premium on director and officer liability insurance.
Change in Fair Value of Warrant Liability
The change in fair value of warrant liability was primarily due to the fluctuation of the price of our common stock ($15.17 per share on the date of issuance on July 19, 2019 compared to $5.45 per share on September 30, 2019).

Nine Months Ended September 30, 2019 Compared to the Nine Months Ended September 30, 2018
The following table sets forth the condensed consolidated results of operations for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018.

	Nine Months Ended September 30, 2019	Nine Months Ended September 30, 2018	Change
			$	%
Grant revenue	$2,426,362	$1,312,752	$1,113,610	85%
Research and development expenses	(2,680,982)	(803,846)	(1,877,136)	234%
General and administrative expenses	(5,950,431)	(1,093,596)	(4,856,835)	444%
Change in fair value of warrant	1,130,848	—	1,130,848	—%
Interest income (expense), net	18,413	6,924	11,489	166%
Income from discontinued operations	2,348	—	2,348	—
Net loss	$(5,053,442)	$(577,766)	$(4,475,676)	775%

Grant Revenue
Grant revenue, which was derived solely from the CPRIT grant, was $2,426,362 during the nine months ended September 30, 2019 compared to $1,312,752 during the nine months ended September 30, 2018. The increase in revenue from the CPRIT grant was due to an increase in overall expenses which resulted in an increase in the amount of expenses reimbursable under the grant. Given the nature of the development process, grant revenue will fluctuate depending on the stage of development and the timing of expenses.
Research and Development Expenses
Research and development expenses were $2,680,982 during the nine months ended September 30, 2019 compared to $803,846 during the nine months ended September 30, 2018. This increase of $1,877,136 was principally due to increased chemistry, manufacturing and control expenses related to production of tablets to be used in clinical trials, as well as consulting fees related to clinic trials and a pre-clinical study for our next generation Seclidemstat program. We initiated our Phase 1 clinical trial for Ewing Sarcoma in September 2018 and have increased the number of patients enrolled and clinical sites. The Phase 1 clinical trial for advanced solid tumor was initiated in the second quarter of 2019.
General and Administrative Expenses
General and administrative expenses were $5,950,431 for the nine months ended September 30, 2019 compared to $1,093,596 for the nine months ended September 30, 2018. This increase of $4,856,835 was principally due to increased legal and professional service fees. Legal fees increased significantly in the current period due to merger and financing activities. We incurred approximately $1.4 million of legal and professional fees related to the merger with Flex Pharma and financing activities during the nine months ended September 30, 2019. We also incurred a success fee of $1,350,000 upon the closing of the merger transaction with Flex Pharma. Additionally, insurance expenses increased approximately $212,000 mainly due to higher premium on director and officer liability insurance.
Change in Fair Value of Warrant Liability
The change in fair value of warrant liability was primarily due to the fluctuation of the price of our common stock ($15.17 per share on the date of issuance on July 19, 2019 compared to $5.45 per share on September 30, 2019).
Liquidity and Capital Resources
Overview
Since inception, we have incurred operating losses and we anticipate that we will continue to incur losses for the foreseeable future. To date, we have generated revenue solely from CPRIT grant, and have not generated any revenue from product sales.
We do not know when, or if, we will generate any revenue from product sales. We do not expect to generate any revenue from product sales unless and until we obtain regulatory approval for and commercializes any of our product candidates. At the same time, we expect our expenses to increase in connection with our ongoing development and manufacturing activities, particularly as we continue the research, development, manufacture and clinical trials of, and seek regulatory approval for our product candidates.
As of September 30, 2019, we had $518,471 of working capital and our cash and cash equivalents totaled $3,999,676, which were held in bank deposit accounts and money market funds. Our cash and cash equivalents balance decreased during the nine months ended September 30, 2019, primarily due to our net loss incurred.
Cash Flows

	Nine Months Ended September 30, 2019	Nine Months Ended September 30, 2018
Net cash (used in) provided by:
Operating activities	$(8,943,538)	$3,789,651
Investing activities	5,607,908	—
Financing activities	1,203,525	1,741,310
Net decrease in cash and cash equivalents	$(2,132,105)	$5,530,961

Operating Activities
Cash used in operating activities was $8,943,538 for the nine months ended September 30, 2019, as compared to $3,789,651 of cash provided by operating activities for the nine months ended September 30, 2018. This increase in cash used in operating activities was primarily due to payments made for legal and professional services related to the merger transaction as well as research activities. Total payments for legal fees, including spending related to the merger, was approximately $1.3 million for the nine months ended September 30, 2019. Additionally, there was a one-time nonrecurring payment made for liabilities assumed from Flex Pharma of approximately $1.7 million.
Investing Activities
Net cash provided by investing activities during the nine months ended September 30, 2019 was related to $5,403,634 net cash received from Flex Pharma upon the merger and $204,274 net cash received from the sale of the HOTSHOT business.
There were no cash flows from investing activities for the nine months ended September 30, 2018.
Financing Activities
Net cash provided by financing activities was $1,203,525 and $1,741,310 for the nine months ended September 30, 2019 and 2018, respectively. Proceeds received from issuances of equity securities decreased from $2,050,269 for the nine months ended September 30, 2018 to $1,508,179 for the nine months ended September 30, 2019. Additionally, payments to redeem equity securities was $250,000 for the nine months ended September 30, 2018. There was no such redemption during the nine months ended September 30, 2019. During the nine months ended September 30, 2019 and 2018, the Company made dividend payments of $133,594 and $58,959, respectively, to preferred unit holders. During the nine months ended September 30, 2019, the Company made $171,060 of principal payments on insurance financing note. There were no such payments during the nine months ended September 30, 2018.
Future Capital Requirements
As of September 30, 2019, we had $3,999,676 in cash and cash equivalents.
We expect to continue to incur additional costs associated with operating as a public company. In addition, subject to obtaining regulatory approval of any of our product candidates, we anticipate we will need substantial additional funding in connection with our continuing operations.
We expect our research and development expenses to substantially increase in connection with our ongoing activities, particularly as we advance our product candidates in or towards clinical development.
Our future capital requirements are difficult to forecast and will depend on many factors, including but not limited to:

•the terms and timing of any strategic alliance, licensing and other arrangements that we may establish;
•the initiation and progress of our ongoing pre-clinical studies and clinical trials for our product candidates;
•the number of programs we pursue;
•the outcome, timing and cost of regulatory approvals;
•the cost and timing of hiring new employees to support our continued growth;
•the costs involved in patent filing, prosecution, and enforcement; and
•the costs and timing of having clinical supplies of our product candidates manufactured.
We believe that our cash and cash equivalents currently on hand are not sufficient to fund our anticipated operating and capital requirements through at least 12 months from the date this quarterly report on Form 10-Q is filed.
Until we can generate a sufficient amount of product revenue to finance our cash requirements beyond 2020, we expect to finance our future cash needs primarily through the issuance of additional equity and potentially through borrowing and strategic alliances with partner companies. To the extent that we raise additional capital through the issuance of additional equity or convertible debt securities, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of existing stockholders. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through marketing and distribution arrangements or other collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or commercialization efforts or grant rights to develop and market product candidates to third parties that we would otherwise prefer to develop and market itself.
Successful development of product candidates is highly uncertain and may not result in approved products. Completion dates and completion costs can vary significantly for each product candidate and are difficult to predict. We anticipate that we will make determinations as to which programs to pursue and how much funding to direct to each program on an ongoing basis in response to the scientific and clinical success of each product candidate and ongoing assessments as to each product candidate’s commercial potential. We will need to raise additional capital and may seek to do so through public or private equity or debt financings, government or other third-party funding, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements or a combination of these approaches. However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. Our failure to raise capital or enter into such other arrangements as and when needed would have a negative impact on our financial condition and our ability to develop our product candidates.
Critical Accounting Policies and Significant Judgments and Estimates
Our management's discussion and analysis of our financial condition and results of operations is based on our condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these condensed consolidated financial statements requires us to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities as of the date of the condensed consolidated balance sheet and the reported amounts of expenses during the reporting period. In accordance with GAAP, we base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances at the time such estimates are made. Actual results may differ materially from our estimates and judgments under different assumptions or conditions. We periodically review our estimates in light of changes in circumstances, facts and experience. The effects of material revisions in estimates are reflected in our consolidated financial statements prospectively from the date of the change in estimate.
There have been no material changes to our critical accounting policies from those described in "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in our Current Report on Form 8-K/A filed with SEC on September 18, 2019.
Readers should refer to our current report on Form 8-K/A under “Management’s Discussion and Analysis of Financial Condition and Results of Operation—Critical Accounting Policies and Use of Estimates” filed with SEC on

September 18, 2019 and Note 2, Basis of Presentation and Significant Accounting Policies to the accompanying financial statements for descriptions of these policies and estimates.
Application of New Accounting Standards
In February 2016, the Financial Accounting Standards Board (the “FASB”) issued guidance for accounting for leases. The guidance requires lessees to recognize assets and liabilities related to long-term leases on the balance sheet and expands disclosure requirements regarding leasing arrangements. The guidance is effective for reporting periods beginning after December 15, 2018 for public entities. The guidance must be adopted on a modified retrospective basis and provides for certain practical expedients. We adopted this guidance effective January 1, 2019 using the following practical expedients:
•we did not reassess if any expired or existing contracts are or contain leases; and
•we did not reassess the classification of any expired or existing leases.
Upon adoption of the new guidance on January 1, 2019, there was no impact on our financial statements.
Additionally, we made ongoing accounting policy elections whereby we (i) do not recognize right-of-use assets or lease liabilities for short-term leases (those with original terms of 12-months or less) and (ii) combine lease and non-lease elements of our operating leases.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our periodic and current reports that we file under the Exchange Act with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (our principal executive officer) and our interim Chief Financial Officer (our principal financial officer and principal accounting officer), as appropriate, to allow timely decisions regarding required disclosure.

As of September 30, 2019, we have evaluated, under the supervision and with the participation of our management, including the Chief Executive Officer and the interim Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon our evaluation, the Chief Executive Officer and the interim Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

During the three months ended September 30, 2019, there was no significant change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

On March 1, 2019, Nahuel Malzone, a purported stockholder of the Company, sent us a written demand letter and draft complaint alleging that (i) we and the members of our board of directors violated Section 14(a) of the Securities Exchange Act of 1934, as amended, the Exchange Act, and Rule 14a-9 promulgated thereunder, by filing a proxy statement, which allegedly failed to disclose and/or misrepresented material information about the proposed merger with Private Salarius and (ii) the members of the board of directors, as control persons of the Company, violated Section 20(a) of the Exchange Act in connection with the filing of the allegedly materially deficient proxy statement.

Mr. Malzone demanded that we provide certain corrective disclosures to the proxy statement/prospectus/information statement. The case was settled on August 1, 2019.

Item 1A.	Risk Factors

You should carefully review and consider the information regarding certain factors that could materially affect our business, financial condition or future results set forth under Item 8.01 Section Risk Factors in our Current Report on Form 8-K/A filed with the SEC on September 18, 2019.

There have been no material changes to the risk factors included in our Current Report on Form 8-K/A filed with the SEC on September 18, 2019.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit number		Description of Document

2.1
Agreement and Plan of Merger dated January 3, 2019 by and among the Registrant, Falcon Acquisition Sub, LLC and Salarius Pharmaceuticals, LLC. ( incorporated by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K filed on January 4, 2019).

2.2
Amendment No. 1 to the Agreement and Plan of Merger dated June 27, 2019 by and among Flex Pharma, Inc., Falcon Acquisition Sub, LLC, and Salarius Pharmaceuticals, LLC (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on July 1, 2019).

2.3
Waiver No. 1 to the Agreement and Plan of Merger dated July 18, 2019 by and among Flex Pharma, Inc., Falcon Acquisition Sub, LLC, and Salarius Pharmaceuticals, LLC (incorporated by reference to Exhibit 2.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 22, 2019).

3.1
Certificate of Amendment of Certificate of Incorporation of the Registrant filed with the Secretary of State of the State of Delaware on July 18, 2019 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on July 22, 2019).

3.2		Amended and Restated Bylaws of the Registrant, effective July 19, 2019 (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed on July 22, 2019).
31.1		Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.
31.2		Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.
32.1	(1)	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(b) or 15d-14(b) of the Exchange Act and 18 U.S.C. Section 1350.
101.0		The following materials from Salarius Pharmaceuticals, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, formatted in XBRL (eXtensible Business Reporting Language):(i) Unaudited Condensed Consolidated Balance Sheets, (ii) Unaudited Condensed Consolidated Statements of Operations (iii) Unaudited Condensed Consolidated Statements of Stockholders' Equity (Deficit), (iv) Unaudited Condensed Consolidated Statements of Cash Flows, and (v) Notes to Unaudited Condensed Consolidated Financial Statements.

(1) The material contained in Exhibit 32.1 is not deemed “filed” with the SEC and is not to be incorporated by reference into any filing of the Company under the Securities Act of 1933 or the Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation language contained in such filing, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES
Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SALARIUS PHARMACEUTICALS, INC.

		By:	/s/ David J. Arthur
David J. Arthur President and Chief Executive Officer (Principal Executive Officer)

		By:	/s/ Mark J. Rosenblum
Mark J. Rosenblum Executive Vice President and Interim Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Date:	November 12, 2019