Form 10-Q
period 2020-03-31
Salarius Pharmaceuticals, Inc.
filed 2020-05-14
CIK 1615219

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
OR
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

(346) 772-0346
Registrant's telephone number, including area code

(Former name, former address and former fiscal year, If changed since last report)

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

As of May 5, 2020, there were 13,650,752 shares of common stock outstanding.

SALARIUS PHARMACEUTICALS, INC.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
The information in this Quarterly Report on Form 10-Q, including the information incorporated herein by reference, include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These are statements that include, but are not limited to, statements about future periods; the Company's strategy and ongoing development programs; the Company's clinical trials, including status, costs, goals, timing and other expectations related thereto; the Company’s belief as to the potential of its lead compound, SP-2577; the Company's strategic collaborations and license agreements, intellectual property, FDA approval process and government regulation; the potential for Seclidemstat to target the epigenetic dysregulation underlying Ewing sarcoma and advanced solid tumors including, but not limited to, prostate, breast, ovarian, melanoma, colorectal and other cancers; expected timing and results of clinical studies; the nature, strategy and focus of the Company; the development and commercial potential of any product candidates; the Company's ability to regain and maintain compliance with Nasdaq's continued listing standards; the Company’s expectations as to revenue, cash flow, and expenses; critical accounting policies; the potential impact of the COVID-19 pandemic on the Company’s business, operations, cash flow and ability to obtain additional financing; the sufficiency of the Company's cash on hand for future operating and capital requirements; the Company's liquidity position, future capital requirements, and need for, and ability to secure, additional financing; the ability of the Company to access additional financing under the Grant Contract with Cancer Prevention and Research Institute of Texas; and the Company's operating losses and ability to continue as a going concern. These forward-looking statements are based on current expectations and beliefs and involve numerous risks and uncertainties, including those discussed under “Part I — Item 1A — Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2019, and under Part II — Item 1A — Risk Factors in this Quarterly Report on Form 10-Q. These risks and uncertainties that could cause actual results to differ materially from expectations or those expressed in these forward-looking statements. These forward-looking statements should not be relied upon as predictions of future events as we cannot assure you that the events or circumstances reflected in these statements will be achieved or will occur. When used in this report, the words “believe,” “may,” “could,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” “indicate,” “seek,” “should,” “would,” “aim,” “target” and similar expressions are intended to identify forward-looking statements, though not all forward-looking statements contain these identifying words. All statements, other than statements of historical fact, are statements that could be deemed forward-looking statements.

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

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

SALARIUS PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2020	December 31, 2019

Assets
Current assets:
Cash and cash equivalents	$9,646,940	$3,738,900
Grants receivable from CPRIT	591,129	—
Prepaid expenses and other current assets	646,360	955,899
Total current assets	10,884,429	4,694,799
Property and equipment, net	21,889	25,016
Goodwill	8,865,909	8,865,909
Other assets	293,147	308,674
Total assets	$20,065,374	$13,894,398
Liabilities and stockholders' equity (deficit)
Current liabilities:
Accounts payable	$979,823	$1,790,966
Accrued expenses and other current liabilities	795,567	160,783
Note payable	252,679	502,332
Deferred revenue	—	541,701
Warrant liability	34,692	317,762
Total liabilities	2,062,761	3,313,544

Commitments and contingencies (Note 6)

Stockholders' equity (deficit):
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; 468,694 issued and outstanding	47	—
Common stock, $0.0001 par value; 100,000,000 shares authorized; 13,650,838 and 4,519,533 shares issued at March 31, 2020 and December 31, 2019, and 13,645,677 and 4,511,174 shares outstanding at March 31, 2020 and December 31, 2019, respectively	1,364	451
Additional paid-in capital	32,161,718	22,657,103
Accumulated deficit	(14,160,516)	(12,076,700)
Total stockholders' equity	18,002,613	10,580,854
Total liabilities and stockholders' equity	$20,065,374	$13,894,398

See accompanying notes to condensed consolidated financial statements.

SALARIUS PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
Revenue:
Grant revenue	$1,132,830	$655,635
Operating expenses:
Research and development	1,643,371	699,929
General and administrative	1,859,017	1,488,490
Total operating expenses	3,502,388	2,188,419
Loss before other income (expense)	(2,369,558)	(1,532,784)
Change in fair value of warrant liability	283,070	—
Interest income net	2,672	10,708
Net loss	$(2,083,816)	$(1,522,076)

Loss per common share — basic and diluted	$(0.22)	$(0.64)
Weighted-average number of common shares outstanding — basic and diluted	9,534,842	2,372,940

See accompanying notes to condensed consolidated financial statements.

SALARIUS PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
Operating activities
Net loss	$(2,083,816)	$(1,522,076)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, amortization and impairment	4,233	114,707
Equity-based compensation expense	38,409	35,407
Change in fair value of warrant liability	(283,070)	—
Changes in operating assets and liabilities:
Grants receivable	(591,129)	—
Prepaid expenses and other current assets	298,959	30,743
Accounts payable	(911,301)	589,700
Accrued expenses and other current liabilities	361,382	(462,816)
Due to/from related party	—	1,256
Deferred revenue	(541,701)	(655,634)
Net cash used in operating activities	(3,708,034)	(1,868,713)

Financing activities
Proceeds from issuance of equity securities, net	9,865,727	1,508,179
Payments on note payable	(249,653)	—
Net cash provided by financing activities	9,616,074	1,508,179

Net increase (decrease) in cash, cash equivalents and restricted cash	5,908,040	(360,534)
Cash, cash equivalents and restricted cash at beginning of period	3,738,900	6,131,781
Cash, cash equivalents and restricted cash at end of period	$9,646,940	$5,771,247

Supplemental disclosure of cash flow information:
Cash paid for interest	$3,061	$—
Non-cash investing and financing activities:
Accrued issuance costs for public offering	$398,561	$—
Issuance of shares for license	$—	$110,474
Conversion of liabilities to equity	$—	$2,869,412

See accompanying notes to condensed consolidated financial statements.

SALARIUS PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
(Unaudited)

	Common Stock		Preferred Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity (Deficit)
	Shares	Amount	Shares	Amount

Balance at December 31, 2018	2,032,763	$203	—	—	$3,869,120	$(5,140,437)	$(1,271,114)
Issuance of equity securities	960,489	96	—	—	4,377,495	—	4,377,591
Issuance of equity securities for license	12,907	1	—	—	110,473	—	110,474
Equity-based compensation expense	9,550	1	—	—	35,406	—	35,407
Net loss	—	—	—	—	—	(1,522,076)	(1,522,076)
Balance at March 31, 2019	3,015,709	301	—	—	8,392,494	(6,662,513)	1,730,282

Balance at December 31, 2019	4,511,174	451	—	—	22,657,103	(12,076,700)	10,580,854
Issuance of equity securities, net	8,353,480	835	1,246,519	125	9,466,206	—	9,467,166
Preferred shares converted to common shares	777,825	78	(777,825)	(78)	—	—	—
Equity-based compensation expense	3,198	—	—	—	38,409	—	38,409
Net loss	—	—	—	—	—	(2,083,816)	(2,083,816)
Balance at March 31, 2020	13,645,677	$1,364	468,694	47	$32,161,718	$(14,160,516)	$18,002,613
See accompanying notes to condensed consolidated financial statements.

SALARIUS PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 1. ORGANIZATION AND OPERATIONS

Nature of Business

Salarius Pharmaceuticals, Inc. (“Salarius” or the “Company”), together with its subsidiaries, Salarius Pharmaceuticals, LLC, Flex Innovation Group LLC, and TK Pharma, Inc., is a clinical-stage biotechnology company focused on developing effective treatments for cancers with high unmet medical need caused by dysregulated gene expression. Epigenetics refers to the regulatory system that affects gene expression and the Company's lead epigenetic enzyme technology was licensed from the University of Utah Research Foundation in 2011. The Company is located in Houston, Texas.

Merger with Flex Pharma, Inc.

On January 3, 2019, Flex Pharma, Inc. ("Flex Pharma"), Salarius Pharmaceuticals LLC ("Private Salarius") and Falcon Acquisition Sub, LLC (“Merger Sub”), a wholly owned subsidiary of Flex Pharma, entered into an Agreement and Plan of Merger (the “Merger Agreement”). Pursuant to the Merger Agreement, Merger Sub merged with and into Private Salarius, with Private Salarius continuing as a wholly owned subsidiary of Flex Pharma. The merger was completed on July 19, 2019. After the merger, Flex Pharma was renamed Salarius Pharmaceuticals, Inc. The merger was accounted for as a reverse acquisition with Private Salarius being deemed the acquiring company for accounting purposes. See Note 3.

Risks Related to Covid-19 Pandemic
The outbreak of COVID-19 has spread worldwide. On March 11, 2020, the World Health Organization declared the outbreak a pandemic. The COVID-19 pandemic is affecting the United States and global economies and may affect the Company’s operations and those of third parties on which the Company relies. While the potential economic impact brought by, and the duration of, the COVID-19 pandemic is difficult to assess or predict, the impact of the COVID-19 pandemic on the global financial markets may reduce the Company’s ability to access capital, which could negatively impact the Company’s long-term liquidity. The ultimate impact of the COVID-19 pandemic is highly uncertain and subject to change. The Company does not yet know the full extent of potential delays or impacts on its business, financing or other activities or on healthcare systems or the global economy as a whole. However, these effects could have a material impact on the Company’s liquidity, capital resources, operations and business and those of the third parties on which we rely.

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

As described above, the merger with Flex Pharma closed on July 19, 2019. The merger was accounted for as a reverse acquisition with Private Salarius being deemed the acquiring company for accounting purposes. Private Salarius’ historical financial statements have replaced Flex Pharma’s historical consolidated financial statements with respect to periods prior to the completion of the merger with retroactive adjustments to Private Salarius' legal capital to reflect the legal capital of Flex Pharma. Flex Pharma (renamed Salarius Pharmaceuticals, Inc.) remains the continuing registrant and reporting company. Accordingly, the historical financial and operating data of Salarius Pharmaceuticals, Inc., which covers periods prior to the closing date of the merger, reflects the assets, liabilities and results of operations of Private Salarius and does not reflect the assets, liabilities and results of operations of Flex Pharma for the periods prior to July 19, 2019. The Company has retrospectively adjusted its Statement of Changes in Stockholders’ Equity (Deficit) and the weighted average shares used in determining loss per common share to reflect the conversion of the outstanding common unit, profits interest common unit and Series A Preferred unit of

Private Salarius that converted into shares of the Company’s common stock upon the merger, and to reflect the effect of the 25 to 1 reverse stock split of the Company’s common stock which occurred upon the merger.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Unaudited Interim Financial Information

The accompanying interim financial statements are unaudited. These unaudited interim financial statements have been prepared in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. These unaudited interim financial statements should be read in conjunction with the audited financial statements and accompanying notes for the year ended December 31, 2019 included elsewhere in the Company's Annual Report on Form 10-K filed with the SEC on March 23, 2020. In the opinion of management, the unaudited interim financial statements reflect all the adjustments (consisting of normal recurring adjustments) necessary to state fairly the Company’s financial position as of March 31, 2020 and the results of operations for the three months ended March 31, 2020 and 2019. The interim results of operations are not necessarily indicative of the results that may occur for the full fiscal year. The December 31, 2019 balance sheet included herein was derived from the audited financial statements, but does not include all disclosures, including notes, required by GAAP for complete financial statements.

Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America as defined by the FASB ASC requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Cash and Cash Equivalents

Salarius considers all highly-liquid investments with original maturities of three months or less to be cash equivalents.

At March 31, 2020 and December 31, 2019, Salarius also held approximately $0 and $1.0 million, respectively, which represents funds received from Cancer Prevention and Research Institution of Texas ("CPRIT"). These funds were used for costs for allowable expenses, primarily research and development expenses. The grant has a mandatory fund matching requirement. Subject to CPRIT review, the Company believes that all matching fund requirements have been met at March 31, 2020.

Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that their carrying value may not be recoverable. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. During the three months ended March 31, 2020 and March 31, 2019 , impairment charges related to long-lived assets were $0 and $110,474, respectively.

Goodwill

Goodwill is not amortized but is tested at least annually for impairment at the reporting unit level. The Company has determined that the reporting unit is the single operating segment disclosed in its current financial statements.

Impairment is the condition that exists when the carrying amount of goodwill exceeds its implied fair value. The first step in the impairment process is to determine the fair value of the reporting unit and then compare it to the carrying value, including goodwill. If the fair value exceeds the carrying value, no further action is required and no impairment loss is recognized. Additional impairment assessments may be performed on an interim basis if the Company encounters events or changes in circumstances that would indicate that, more likely than not, the carrying value of goodwill has been impaired. There was no impairment of goodwill during the three months ended March 31, 2020 or March 31, 2019, respectively.

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

Warrants
In conjunction with the reverse merger transaction, the Company issued rights to receive warrants to purchase the Company’s common stock. Further, on February 11, 2020, the Company issued warrants to purchase the Company's common stock in a registered public offering. The Company determines whether the warrants should be classified as a liability or equity. For warrants classified as liabilities, the Company estimates the fair value of the warrants at each reporting period using Level 3 inputs with changes in fair value recorded in the Condensed Consolidated Statement of Operations within Change in fair value of warrant liability. The estimates in valuation models are based, in part, on subjective assumptions, including but not limited to stock price volatility, the expected life of the warrants, the risk-free interest rate and the fair value of the common stock underlying the warrants, and could differ materially in the future. The Company will continue to adjust the fair value of the warrant liability at the end of each reporting period for changes in fair value from the prior period until the earlier of the exercise or expiration of the applicable warrant.

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

Grants Receivable and Revenue Recognition

Salarius’ source of revenue has been from a grant received from CPRIT. Grant revenue is recognized when qualifying costs are incurred and there is reasonable assurance that conditions of the grant have been met. Cash received from grants in advance of incurring qualifying costs is recorded as deferred revenue and recognized as revenue when qualifying costs are incurred. When grant funds are received after costs have been incurred, the Company records revenue and a corresponding grants receivable.

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

Loss Per Share

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

The number of anti-dilutive shares, consisting of common shares underlying (i) common stock options, (ii) stock purchase warrants, (iii) unvested restricted stock, (iv) convertible preferred stock and (v) rights entitling holders to receive warrants to purchase the Company's common shares, which have been excluded from the computation of diluted loss per share, was 10,597,729 and 30,395 shares as of March 31, 2020 and 2019, respectively.

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
The Company accounts for uncertain tax positions in accordance with the provisions of ASC 740. When uncertain tax positions exist, the Company recognizes the tax benefit of tax positions to the extent that the benefit will more likely than not be realized. The determination as to whether the tax benefit will more likely than not be realized is based upon the technical merits of the tax position as well as consideration of the available facts and circumstances. As of March 31, 2020 and December 31, 2019, the Company did not have any significant uncertain tax positions and no interest or penalties have been charged. The Company's practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company is subject to routine audits by taxing jurisdictions.

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

Pronouncements Not Yet Adopted
In December 2019, the FASB issued ASU No. 2019-12, Simplifying the Accounting for Income Taxes (Topic 740). The guidance eliminates certain exceptions for recognizing deferred taxes for investments, performing intra-period allocation and calculating income taxes in interim periods. This guidance also includes guidance to reduce complexity in certain areas, including recognizing deferred taxes for tax goodwill and allocating taxes to members of a consolidated group. ASU 2019-12 is effective for annual and interim periods in fiscal years beginning after December 15, 2020. Early adoption is permitted. The Company is currently evaluating the impact this change will have on its consolidated financial statements.
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires the measurement of all expected credit losses for financial assets including trade receivables held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Subsequent to the issuance of ASU 2016-13, the FASB issued ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments - Credit Losses. This ASU does not change the core principle of the guidance in ASU 2016-13, instead these amendments are intended to clarify and improve operability of certain topics included within the credit losses guidance. The FASB also subsequently issued ASU No. 2019-04, Codification Improvements to Topic 326, Financial Instruments—Credit Losses, Derivatives and Hedging (Topic 815), and Financial Instruments (Topic 842), which did not change the core principle of the guidance in ASU 2016-13 but clarified that expected recoveries of amounts previously written off and expected to be written off should be included in the valuation account and should not exceed amounts previously written off and expected to be written off. The guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2019 for public business entities, excluding smaller reporting companies. Early adoption is permitted. As a smaller reporting company, the guidance will be effective for the Company during the first quarter of 2023. The Company is in the process of assessing the impact adoption will have on its consolidated financial statements.

NOTE 3. REVERSE ACQUISITION AND DISPOSAL

Reverse Acquisition

On January 3, 2019, Flex Pharma, Private Salarius and Merger Sub entered into the Merger Agreement. Pursuant to the Merger Agreement, Merger Sub merged with and into Private Salarius, with Private Salarius continuing as a wholly owned subsidiary of Flex Pharma, with Flex Pharma deemed the legal acquiror and Private Salarius deemed the accounting acquiror, as described below. The merger was completed on July 19, 2019. After the merger, Flex Pharma was renamed Salarius Pharmaceuticals, Inc. The merger was accounted for as a reverse acquisition business acquisition with Private Salarius being deemed the acquiring company for accounting purposes. Private Salarius, as the accounting acquirer, recorded the assets acquired and liabilities assumed of Flex Pharma in the merger at their fair values as of the acquisition date. Private Salarius’ historical financial statements have replaced Flex Pharma’s historical consolidated financial statements with respect to periods prior to the completion of the merger with retroactive adjustments to Private Salarius' legal capital to reflect the legal capital of Flex Pharma. Flex Pharma (which was renamed Salarius Pharmaceuticals, Inc. in connection with the merger) remains the continuing registrant and reporting company.

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

In addition, at the closing of the merger, the Company distributed one right per share of common stock to stockholders of record as of the close of business on July 18, 2019. Each right entitles such stockholders to receive a warrant to purchase shares of the Company’s common stock six months and one day following the closing date of the merger. See Note 8.

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

Unaudited Pro Forma Disclosure

The following unaudited pro forma financial information summarizes the results of operations for the three months ended March 31, 2020 and 2019 as if the merger described above had been completed as of January 1, 2019. Pro forma information primarily reflects adjustments relating to the reversal of transaction costs. Assuming that the merger had been completed as of January 1, 2019, the transaction costs would have been expensed in the prior period.

	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
Revenues	$1,132,830	$655,635
Net loss	(2,083,816)	(9,415,074)
Net loss per share	(0.22)	(3.97)

NOTE 4. GRANTS RECEIVABLE
Grants receivable represents qualifying costs incurred and there is reasonable assurance that conditions of the grant have been met but the corresponding funds have not been received as of the reporting date. Grants receivable balances are $591,129 and $0 as of March 31, 2020 and December 31, 2019, respectively.

NOTE 5. PREPAID EXPENSES AND OTHER CURRENT ASSETS
Prepaid expenses and other current assets at March 31, 2020 and December 31, 2019 consisted of the following:

	March 31, 2020	December 31, 2019
Prepaid clinical trial expenses	$140,964	$202,743
Prepaid insurance	360,608	617,096
Other prepaid and current assets	144,788	136,060
Total prepaid expenses and other current assets	$646,360	$955,899

Prepaid insurance is comprised of prepaid directors' and officers' insurance. In July 2019, the Company financed their directors' and officers' insurance premium with a short term note, the principal amount of which is approximately $0.9 million bearing interest at a rate of 4.61%. The note payable balances were $252,679 and $502,332, which were included within Current Liabilities on the Condensed Consolidated Balance Sheets at March 31, 2020 and December 31, 2019, respectively.

NOTE 6. COMMITMENTS AND CONTINGENCIES

License Agreement with the University of Utah Research Foundation

In 2011, the Company entered into a license agreement with the University of Utah, under which, the Company acquired an exclusive license to and epigenetic enzyme lysine specific demethylase 1 ("LSD 1"). In exchange for the license, the Company issued 2% equity ownership in the Company based on a fully diluted basis at the effective date of the agreement and subject to certain adjustments specified in the agreement, granted revenue sharing rights on any resulting products or processes to commence on first commercial sale, and milestone payments based upon regulatory approval of any resulting product or process as well as on the second anniversary of first commercial sale.

Cancer Prevention and Research Institute of Texas

In June 2016, the Company entered into a Cancer Research Grant Contract with CPRIT. Pursuant to the contract, CPRIT awarded the Company a grant of up to $18.7 million to fund the development of LSD-1 inhibitor. This is a 3-year grant award which originally expired on May 31, 2019. However, a six-month extension was approved by CPRIT in May 2019 and an additional six-month extension through May 2020. The Company has applied for an extension with a proposed contract end date of November 30, 2020.

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

The CPRIT grant is subject to funding conditions including a matching funds requirement where the Company will match 50% of funding from the CPRIT grant. As of March 31, 2020, the Company has received an aggregate of $9.6 million from the CPRIT grant and there was $9.1 million of funds available for the Company to draw upon meeting certain requirements. There was no funding received from CPRIT during the three months ended March 31, 2020. At March 31, 2020 and December 31, 2019, the Company had deferred revenue of $0 and $541,701, respectively, related to the CPRIT contract. At March 31, 2020 and December 31, 2019, the Company had grants receivable of $591,129 and $0, respectively, related to the CPRIT contract.

NOTE 7. FAIR VALUE OF FINANCIAL INSTRUMENTS
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
Level 1 - Unadjusted quoted prices in active markets for identical assets or liabilities.
Level 2 - Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.
Level 3 - Significant unobservable inputs including Salarius’ own assumptions in determining fair value.
The Company believes the recorded values of its financial instruments, including cash and cash equivalents, accounts payable and note payable approximate their fair values due to the short-term nature of these instruments.
The following table sets forth a summary of changes in the fair value of Level 3 liabilities, the warrant associated with the Flex Pharma merger measured at fair value on a recurring basis for the three months ended March 31, 2020:

Description	Balance at December 31, 2019	Change in Fair Value	Balance at March 31, 2020
Warrant liability	$317,762	$283,070	$34,692

NOTE 8. STOCKHOLDERS' EQUITY
The accompanying condensed consolidated statements of stockholders' equity (deficit) and the footnotes to the interim financial statements have been retroactively adjusted to reflect the equity structure (that is, the number and type of equity interests issued) of Flex Pharma, the legal parent (accounting acquiree) of the merger closed on July 19, 2019, with the retained earnings and other equity balances of the Private Salarius before the merger. Private Salarius' equity was restated using the exchange ratio established in the merger agreement to reflect the number of shares of Flex Pharma issued in the merger. Concurrent with the merger, the Company's shareholders approved a 1-for-25 reverse stock split, which became effective on July 19, 2019. Total shares owned by Flex Pharma pre-merger shareholders (net of fraction shares paid in cash) was 8,353,480 shares after reverse stock-split.
Common Stock and Preferred Stock
On February 11, 2020, the Company completed a public offering with total gross proceeds of approximately $11.0 million, which includes the full exercise of the underwriter's over-allotment option to purchase an additional 1,252,173 shares and warrants prior to deducting underwriting discounts and commissions and offering expenses payable by Salarius. The offering is comprised of 7,101,307 Class A units, priced at a public offering price of $1.15 per unit, with each unit consisting of one share of common stock and a five-year warrant to purchase one share of common stock at an exercise price of $1.15 per share, and 1,246,519 Class B units, priced at a public offering price of $1.15 per unit, with each unit consisting of one share of Series A convertible preferred stock and a five-year warrant to purchase one share of common stock with and exercise price of $1.15 per share. A total of 8,343,480 shares of common stock, 1,246,519 shares of Series A convertible preferred stock, and warrants to purchase up to 9,599,999 shares of common stock were issued in the offering, including the full exercise of the over-allotment option. The convertible preferred stock issued in this transaction includes a beneficial ownership limitation on conversion, but has no dividend rights (except to the extent that dividends are also paid on the common stock). The conversion price of the Series A convertible preferred stock in the offering as well as the exercise price of the warrants are fixed and do not contain any variable pricing features or any price based anti-dilutive features.

In February 2020, 777,825 shares of Series A convertible preferred stock were converted to common stock.

During the three months ended March 31, 2019 the Company issued 960,489 common shares (4,035 Series A preferred units and 350 profit interest units of Private Salarius) for $4,377,591 (net of offering cost of $10,617).

In December 2018, the Company agreed to issue an unrelated party 12,907 common shares (91 common units of Private Salarius) to acquire licenses for the DNMT1 inhibitor. The issuance was approved in January 2019 and the license was granted in 2018. .

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

Variables used in the Black-Scholes model are as follows:

	March 31, 2020	December 31, 2019
Discount rate	0.37%	1.69%
Expected life (years)	4.81 years	5.06 years
Expected volatility	113.17%	103.07%
Expected dividend	—%	—%

Wedbush Warrant

On July 19, 2019, upon the closing of the merger, the Company elected to issue warrants to purchase 42,928 common shares to Wedbush Securities Inc. ("Wedbush") to satisfy $500,000 of the $1,000,000 success fee payable to Wedbush at the closing of the merger. The remaining $500,000 success fee was paid in cash. These warrants have an exercise price of $18.90 and a 5-year term. As of March 31, 2020, all warrants issued to Wedbush were outstanding.

NOTE 9. EQUITY-BASED COMPENSATION
Equity Incentive Plans
The Company has granted options to employees, directors, and consultants under the 2015 Equity Incentive Plan (the "2015 Plan"). On July 19, 2019, the Company completed a merger with Flex Pharma and Flex Pharma had fully vested options to purchase 90,279 common shares outstanding as of the date of the merger that continue to be exercisable. The 2015 Plan provides for the grant of incentive stock options ("ISOs"), nonstatutory stock options, restricted stock awards, restricted stock units, stock appreciation rights, performance-based stock awards and other stock-based awards. Additionally, the 2015 Plan provides for the grant of performance-based cash awards. ISOs may be granted only to the Company's employees. All other awards may be granted to the Company's employees, including officers, and to non-employee directors and consultants. As of March 31, 2020, there were 34,087 shares remaining available for the grant of stock awards under the 2015 Plan.
On March 23, 2020, the Company awarded 182,000 stock options to its employees and directors, pursuant to the plan described above. Stock options generally vest over one to four years and have a contractual term of ten years. Stock options are valued using the Black-Scholes option pricing model and compensation cost is recognized based on the resulting value over the service period. Expected volatilities utilized in the model are based on implied volatilities from traded stocks of peer companies. Similarly, the dividend yield is based on historical experience and the estimate of future dividend yields. The risk-free interest rate is derived from the U.S. Treasury yield curve in effect at the time of grant. The expected term of the options is based on the average period the stock options are expected to remain outstanding. The fair value of the option grants of $92,007 has been estimated with the following assumptions for the three months ended March 31, 2020:

Risk-free interest rate	0.48%
Volatility	113.17%
Expected life (years)	5.80
Expected dividend yield	0%

The following table summarizes stock option activity for employees and non-employees for the three months ended March 31, 2020:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2019	166,233	$34.42	6.53	$—
Granted	182,000	0.61
Forfeited	(10,000)	—
Outstanding at March 31, 2020	338,233	$17.01	8.18	$—
Exercisable at March 31, 2020	84,711	$59.85	3.23	$—

As of March 31, 2020, there was approximately $489,641 of total unrecognized compensation cost related to unvested stock options. Total unrecognized compensation cost will be adjusted for future changes in employee and non-employee forfeitures, if any. The Company expects to recognize that cost over a remaining weighted-average period of 3.27 years.

NOTE 10. SUBSEQUENT EVENTS

On April 9, 2020, the Company was notified (the “Notice”) by Nasdaq Stock Market, LLC (“Nasdaq”) that on April 8, 2020 the average closing price of the Company’s common stock (the “Common Stock”) over the prior 30 consecutive trading days had fallen below $1.00 per share, which is the minimum average closing price required to maintain listing on Nasdaq under Nasdaq Listing Rule 5450(a)(1) (the “Minimum Bid Requirement”). The Notice has no immediate effect on the listing or trading of the Company’s common stock. In accordance with Nasdaq Listing Rule 5810(c)(3)(A), the Company has 180 calendar days, to regain compliance with the Minimum Bid Requirement. To regain compliance, the closing bid price of the Company’s common stock must be at least $1.00 per share for a minimum of ten consecutive business days during this 180-day period.
On April 20, 2020, the Company was notified by Nasdaq that it has determined to toll the compliance periods for bid price and market value of publicly held shares (“MVPHS”) requirements (collectively, the “Price-based Requirements”) through June 30, 2020. In that regard, on April 16, 2020, Nasdaq filed an immediately effective rule change with the Securities and Exchange Commission. As a result, companies presently in compliance periods for any Price-based Requirements will remain at that same stage of the process and will not be subject to being delisted for these concerns. Starting on July 1, 2020, companies will receive the balance of any pending compliance period in effect at the start of the tolling period to regain compliance.
Accordingly, since the Company had 173 calendar days remaining in its bid price compliance period as of April 16, 2020, it will, upon reinstatement of the Price-based Requirements, still has 173 calendar days from July 1, 2020, or until December 21, 2020, subject to any extensions granted by Nasdaq, to regain compliance. The Company can regain compliance, either during the suspension or during the compliance period resuming after the suspension by evidencing compliance with the Price-based Requirements for a minimum of 10 consecutive trading days.
On April 13, 2020, the Company was granted a loan of approximately $180,000 from Paycheck Protection Program established under the CARES Act. The loan matures on April 13, 2022 and bears interest at a rate of 0.5% per annum. The loan will be forgiven if the Company use it to pay payroll costs including benefit, mortgage interest, rent, and utilities payment over the 8 weeks after getting the loan, by submitting a request to the lender that is servicing the loan.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with the unaudited financial information and the notes thereto included herein, as well as our audited financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on March 23, 2020. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results and the timing of selected events could differ materially from those anticipated in these forward-looking statements as a result of several factors, including those set forth under "Part I - Item 1A - Risk Factors" discussed in our Annual Report on Form 10-K for the year ended December 31, 2019, for the year ended December 31, 2019, filed with the SEC on March 23, 2020, in other subsequent filings with the SEC, and elsewhere in this Quarterly Report on Form 10-Q. These statements, like all statements in this report, speak only as of the date of this Quarterly Report on Form 10-Q (unless another date is indicated), and we undertake no obligation to update or revise these statements in light of future developments.
Overview
We are a clinical-stage biotechnology company focused on developing effective treatments for cancer with high, unmet medical need caused by dysregulated gene expression. Epigenetics refers to the regulatory system that affects gene expression and our lead epigenetic enzyme technology was licensed from the University of Utah Research Foundation in 2011.

We are focused on strategies addressing dysregulated gene expression, epigenetic strategies for cancer treatment. Epigenetics refers to the system that regulates gene expression through conformational changes to the chromatin rather than changes to the DNA sequence itself. Our compound, Seclidemstat (“SP-2577”), is a small molecule that inhibits the epigenetic enzyme lysine specific demethylase 1 (“LSD1”). LSD1 is an enzyme that removes mono- and di-methyl marks on histones (core protein of chromatin) to alter gene expression. LSD1’s enzymatic activity can cause genes to turn on or off and thereby affect the cell’s gene expression and overall activity. In addition, LSD1 can act via its scaffolding properties, independently of its enzymatic function, to alter gene expression and modulate cell fate. In healthy cells, LSD1 is necessary for stem cell maintenance and cell development processes. However, in several cancers LSD1 is highly expressed and acts aberrantly to incorrectly silence or activate genes leading to disease progression. High levels of LSD1 expression are often associated with aggressive cancer phenotypes and poor patient prognosis. Hence, development of targeted LSD1 inhibitors is of interest for the treatment of various cancers. SP-2577 uses a novel, reversible mechanism to effectively inhibit LSD1’s enzymatic and scaffolding properties and thereby treat and prevent cancer progression.
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
We have no products approved for commercial sale and have not generated any revenue from product sales. We have never been profitable and have incurred operating losses in each year since inception. We had an accumulated deficit of $14,160,516 as of March 31, 2020. Substantially all of our operating losses resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations.
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
As of March 31, 2020, we had cash and cash equivalents of $9,646,940, which includes $0 for funds received from Cancer Prevention and Research Institution of Texas ("CPRIT"). As of March 31, 2020, CPRIT fund matching requirements had been fully met. As of March 31, 2020, we have received an aggregate of $9.6 million from the CPRIT grant and there was $9.1 million of funds available for us to draw upon meeting certain requirements. The Company has applied for an extension with a proposed contract end date of November 30, 2020.

We believe that our $9.6 million in cash and cash equivalents currently on hand are sufficient to fund our anticipated operating and capital requirements through at least 12 months from the date this quarterly report on Form 10-Q is filed, however we will continue to require substantial additional capital to continue our clinical development activities. Accordingly, we will need to raise substantial additional capital to continue to fund our operations as a whole. The amount and timing of our future funding requirements will depend on many factors, including the pace and results of our development, regulatory and commercialization efforts. Failure to raise capital as and when needed, on favorable terms or at all, would have a negative impact on our financial condition and our ability to develop and commercialize our product candidates and to fund our operations.
We intend, when required, to obtain additional capital through the sale of equity securities in one or more offerings or through issuances of debt instruments. We may also consider new collaborations or selectively partnering our technology. However, we cannot provide any assurance that we will be successful in accomplishing any of our plans to obtain additional capital or be able to do so on favorable terms or on terms acceptable to us.

Special Note About Coronavirus (COVID-19)

The COVID-19 pandemic is significantly affecting the United States, global economies, and businesses worldwide. While the potential magnitude and duration of the economic and social impact of the COVID-19 pandemic is difficult to assess or predict, the impact on the global financial markets may, in the future, reduce our ability to access capital, which could negatively impact our short-term and long-term liquidity. The COVID-19 pandemic could also have a material and negative impact on our liquidity, capital resources (including our ability to secure additional financing if and when needed), our business and operations, and our workforce, as well as those of the third parties with which we do business or upon which we rely. While, the situation is fluid and we do not yet know the full extent of potential delays or impacts on us or on healthcare systems or the global economy in general, Salarius has worked to adapt to the unexpected and challenging circumstances resulting from the COVID-19 pandemic and at this time we are experiencing minimal COVID-19 disruptions to our clinical programs, our manufacturing capabilities, or our financing capabilities. However, we may experience disruptions in the future that have and could further adversely impact our business operations as well as our preclinical studies and clinical trials.

Although at this time we are experiencing minimal disruption to our clinical trials, our ongoing Phase 1/2 clinical trial can enroll up to 50 relapsed or refractory Ewing sarcoma patients and in the future we may encounter delays in enrolling
Although at this time we are experiencing minimal disruption to our clinical trials, our ongoing Phase 1/2 clinical trial can enroll up to 50 relapsed or refractory Ewing sarcoma patients and in the future we may encounter delays in enrolling new patients due to concerns or healthcare resource constraints as a result of the COVID-19 pandemic. In addition, although at this time we have experienced no disruptions to manufacturing capabilities, certain aspects of our supply chain may be disrupted as certain of our third party suppliers and manufacturers have paused their operations in response to the COVID-19 pandemic or have otherwise encountered delays in providing supplies and services. We continue to evaluate the extent to which these delays will impact our ability to manufacture our product candidates for our clinical trials and conduct other research and development operations and maintain applicable timelines. The ultimate impact of the COVID-19 pandemic on our business operations as well as our preclinical studies and clinical trials remains uncertain and subject to change and will depend on future developments, which cannot be accurately predicted. We will continue to monitor the situation closely.

Results of Operations
Three Months Ended March 31, 2020 Compared to the Three Months Ended March 31, 2019
The following table sets forth the condensed consolidated results of our operations for the three months ended March 31, 2020 compared to the three months ended March 31, 2019.

	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019	Change
			$	%
Grant revenue	$1,132,830	$655,635	$477,195	73%
Research and development expenses	(1,643,371)	(699,929)	(943,442)	135%
General and administrative expenses	(1,859,017)	(1,488,490)	(370,527)	25%
Change in fair value of warrant liability	283,070	—	283,070	—%
Interest income, net	2,672	10,708	(8,036)	(75)%
Net loss	$(2,083,816)	$(1,522,076)	$(561,740)	37%

Grant Revenue

Grant revenue, which was derived solely from the CPRIT grant, was $1,132,830 during the three months ended March 31, 2020 compared to $655,635 during the three months ended March 31, 2019. The increase in revenue from the CPRIT grant was due to an increase in overall expenses which resulted in an increase in the amount of expenses reimbursable under the grant. Given the nature of the development process, grant revenue will fluctuate depending on the stage of development and the timing of expenses.
Research and Development Expenses
Research and development expenses were $1,643,371 during the three months ended March 31, 2020 compared to $699,929 during the three months ended March 31, 2019. The increase of $943,442 was principally due to the production of tablets for use in clinical trials, increased consulting fee related to clinic trials and a pre-clinical study for our next generation Seclidemstat program, and increased clinical trial costs resulting from the increased number of patients enrolled and additional clinical trial sites.
General and Administrative Expenses
General and administrative expenses were $1,859,017 for the three months ended March 31, 2020 compared to $1,488,490 for the three months ended March 31, 2019. The net increase of $370,527 resulted from the costs related to the Company' transformation into a public company during July 2019 more than offsetting reduced spending for professional fees and legal costs compared to the same period in the prior year. During the current period the transformation accounted for higher director and officer insurance expense, and fees related to its NASDAQ listing and investor relations costs. Additionally, compensation expense increased compared to the three months ended March 31, 2019 resulting from the payment of bonuses and increased personnel, These higher costs were partially offset by decreased legal and professional services expenses resulting from 2019 costs incurred for the announced reverse merger with Flex Pharma that did not recur in the current period.
Change in Fair Value of Warrant Liability
The change in fair value of warrant liability of $283,070 was primarily due to the fluctuation of the price of our common stock ($3.78 per share on December 31, 2019 compared to $0.68 per share on March 31, 2020). The Company recognized a gain of $283,070 due the change in fair value of warrant liability.
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
As of March 31, 2020, we had $8,821,668 of working capital and our cash and cash equivalents totaled $9,646,940, which were held in bank deposit accounts and money market funds. Our cash and cash equivalents balance increased during the three months ended March 31, 2020, primarily due to our public offering closed on February 11, 2020.
Cash Flows

	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
Net cash used in:
Operating activities	$(3,708,034)	$(1,868,713)
Financing activities	9,616,074	1,508,179
Net increase (decrease) in cash and cash equivalents	$5,908,040	$(360,534)

Operating Activities
Net cash used in operating activities was $3,708,034 and $1,868,713 for the three months ended March 31, 2020, and March 31, 2019, respectively, an increase of $1,839,321. This cash spending increase was primarily due to increased clinical trial and related research costs plus the Company's increased spending for the transformation into a public company during 2020.
Financing Activities
Net cash provided by financing activities was $9,616,074 for the first quarter of the year 2020, compared to $1,508,179 for the same period of the year 2019. The increase of cash provided by financing activities resulted from the Company completing a public offering on February 11, 2020 with net proceeds of approximately $9.8 million, partially offset by the payment of $249,653 towards the principal on an insurance financing note by the Company. There were no such payments during the three months ended March 31, 2019.

Critical Accounting Policies and Significant Judgments and Estimates
Our management's discussion and analysis of our financial condition and results of operations is based on our condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these condensed consolidated financial statements requires us to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities as of the date of the condensed consolidated balance sheet and the reported amounts of expenses during the reporting period. In accordance with GAAP, we base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances at the time such estimates are made. Actual results may differ materially from our estimates and judgments under different assumptions or conditions. We periodically review our estimates in light of changes in circumstances, facts and experience. The effects of material revisions in estimates are reflected in our condensed consolidated financial statements prospectively from the date of the change in estimate.
There have been no material changes to our critical accounting policies from those described in "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in our Annual Report on Form 10-K filed with SEC on March 23, 2020.
Readers should refer to our Annual Report on Form10-K filed with SEC on March 23, 2020, Note 2, Basis of Presentation and Significant Accounting Policies to the accompanying financial statements for descriptions of these policies and estimates.
Application of New Accounting Standards
In January 2017, the FASB issued ASU No. 2017-04, “Intangibles-Goodwill and Other,” which is intended to simplify the subsequent measurement of goodwill. The pronouncement allows an entity, during its annual or interim goodwill impairment evaluation, to compare the fair value of a reporting unit with its carrying amount. An impairment charge is immediately recognized by which the carrying amount exceeds the fair value. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2019. We do not expect adoption of this ASU to have a material impact on our condensed consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, that are designed to ensure that information required to be disclosed in our periodic and current reports that we file under the Exchange Act with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer and principal accounting officer), as appropriate, to allow timely decisions regarding required disclosure.

In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Our disclosure controls and procedures have been designed to meet reasonable assurance standards. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Based on management’s evaluation (with the participation of our principal executive officer and principal financial officer), as of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial and accounting officer) have concluded that, as of such date, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

During the three months ended March 31, 2020, there was no significant change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

We are not a party to any material legal proceedings on the date of this report. We may from time to time become involved in legal proceedings arising in the ordinary course of business, and the resolution of any such claims could be material.
.

Item 1A.	Risk Factors

For a discussion of certain factors that could materially affect our business, financial condition, and operating results, you should carefully review and consider the information under “Part I, Item 1A- Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on March 23, 2020, as well as the risk factors set forth below. The risk factors below are in addition to and supplement (and with respect to certain matters, update) the risk factors discussed in our Annual Report on Form 10-K. Other than as set forth below, there have been no material changes to the risk factors included in our Annual Report on Form 10-K filed with the SEC on March 23, 2020.

Risks Related to Our Business and Our Industry
The COVID-19 pandemic could adversely affect our business, results of operations, and financial condition.
To date, the COVID-19 pandemic has negatively impacted the global economy and the magnitude, severity, and duration of this impact is unclear and difficult to assess. Salarius has worked to adapt to the unexpected and challenging circumstances resulting from the COVID-19 pandemic and we have experienced minimal COVID-19 disruptions to our clinical programs, our manufacturing capabilities and our financing capabilities during the three months ended March 31, 2020. Both our Ewing Sarcoma clinical study and our Advanced Solid Tumor clinical study are active and continue to enroll patients. Salarius plans to release clinical data from both studies, as previously disclosed, during 2020 and 2021. However, the impact of COVID-19 changes daily and is difficult to predict.

To combat the spread of COVID-19, the United States and other locations in which we operate have imposed measures such as quarantines and “shelter-in-place” orders that are restricting business operations and travel and requiring individuals to work from home (“WFH”), which has impacted all aspects of our business as well as those of the third-parties we rely upon for certain supplies and services. The continuation of WFH and other restrictions for an extended period of time may negatively impact our productivity, research and development, operations, preclinical studies and clinical trials, business and financial results. Among other things, the COVID-19 pandemic may result in:

•a global economic recession or depression that could significantly and negatively impact our business or those of third parties upon which we rely for services and supplies;

•constraints on our ability to conduct our operations and our preclinical studies and clinical trials;

•delays in our ability to extend the term of the CPRIT grant;

•reduced productivity in our business operations, research and development, marketing, and other activities;

•disruptions to our third-party manufacturers and suppliers;

•increased costs resulting from WFH or from our efforts to mitigate the impact of COVID-19; and

•reduced access to financing to fund our operations due to a deterioration of credit and financial markets.

We will continue to monitor the situation but the continued disruption of the COVID-19 pandemic and its effects on the worldwide economy could negatively and materially impact our operating and financial operating results. The resumption of normal business operations may be delayed and a resurgence of COVID-19 could occur resulting in continued disruption to us or third parties with whom we do business. As a result, the effects of the COVID-19 pandemic could have a material adverse impact on our business, results of operations and financial condition for the remainder of 2020 and beyond.

Risks Related to Salarius’ Financial Condition and Capital Requirements
We will continue to require substantial additional capital to fund our clinical activities and operations and the impact of the COVID-19 pandemic on the financial markets will likely negatively impact our ability to raise additional financing.
We are a clinical development-stage biopharmaceutical company with a limited operating history. We have no products approved for commercial sale and have not generated any revenue from product sales. We have never been profitable and have incurred operating losses in each year since inception. Our net losses were $6,936,263 and $2,083,816 for the year ended December 31, 2019 and the three months ended March 31, 2020, respectively. We have prepared our financial statements on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts of liabilities that might be necessary should we be unable to continue in existence.
We will continue to require substantial additional capital to continue our clinical development and potential commercialization activities. Accordingly, we will need to raise substantial additional capital to continue to fund our operations. The amount and timing of our future funding requirements will depend on many factors, including the pace and results of our clinical development efforts. To date, we have financed our operations primarily through the sale of equity securities. Our stock price has been negatively impacted in part by the downturn in the financial markets due to the COVID-19 pandemic. This in turn will likely negatively impact our ability to raise funds through equity-related financings. Further, the global economic downturn may impair our ability to obtain additional financing through other means, such as debt financing. There can be no assurance we will be able to secure additional financing on favorable terms to us, or at all. Further any debt financing may contain restrictive covenants which limit our operating flexibility and any equity financing will likely result in additional and possibly significant dilution to existing stockholders. Failure to raise sufficient capital, as and when needed, would have a significant and negative impact on our financial condition and our ability to develop our product candidates.
Risks Related to Salarius’ Reliance on Third Parties
We rely on third parties to conduct our clinical trials, manufacture our product candidates, and perform other services. If these parties are not able to successfully perform due to the impact of the COVID-19 pandemic or otherwise, there may be delays in our ability to successfully complete clinical development, obtain regulatory approval or commercialize our product candidates and our business could be substantially harmed.

We have relied upon and plan to continue to rely upon third-parties such as CROs, hospitals, etc. to conduct, monitor and manage our ongoing clinical programs. We rely on these parties for execution of clinical trials and manage and control only some aspects of their activities. In addition, third parties may not prioritize Salarius’ clinical trials relative to those of other customers due to resource or other constraints as a result of COVID-19. Due to the continued impact of COVID-19 pandemic or otherwise, we may experience enrollment at a slower pace at certain of our clinical trial sites than initially anticipated. Further, our clinical trial sites may be required to suspend enrollment due to travel restrictions, workplace safety concerns, quarantine, facility closures, and other governmental restrictions. As a result, results from our clinical trials may be delayed, which in turn would have a material adverse impact on our clinical trial plans and timelines and impair our ability to successfully complete clinical development, obtain regulatory approval, or commercialize our product candidates. This in turn would substantially harm our business and operations.
Salarius expects to rely on third parties to manufacture its clinical product supplies and to produce and process its product candidates, if approved. Salarius’ commercialization of any of its product candidates could be stopped, delayed or made less profitable if those third parties are unable to provide Salarius with sufficient quantities of drug product, or to do so at acceptable quality levels or prices due to the COVID-19 pandemic or otherwise.

Salarius currently relies on outside vendors to manufacture its clinical supplies of its product candidates and plans to continue relying on third parties to manufacture its product candidates on a commercial scale, if approved. The COVID-19 pandemic has placed a significant strain on the pharmaceutical industry, manufacturers of clinical supplies, healthcare-related supplies and resources, and the healthcare-related manufacturing sector in general. The impact of the COVID-19 pandemic has exacerbated the risks to which Salarius is subject due to its reliance on third-party manufacturers. For example, Salarius may be unable to identify manufacturers on acceptable terms or at all or third-party manufacturers may not be able to execute Salarius’ manufacturing procedures appropriately or may not perform as agreed or may not remain in the contract manufacturing business for the time required to supply its clinical trials or to successfully produce, store and distribute its products.
Additionally, Salarius’ manufacturers may experience manufacturing difficulties due to resource constraints, the impact of the COVID-19 pandemic, or as a result of labor disputes or unstable political environments. If Salarius’ manufacturers were to encounter any of these difficulties, or otherwise fail to comply with their contractual obligations, Salarius’ ability to provide its product candidates to patients in clinical trials would be jeopardized. Any delay or interruption in the supply of clinical trial supplies could delay the completion of clinical trials, increase the costs associated with maintaining clinical trial programs and, depending upon the period of delay, require Salarius to commence new clinical trials at additional expense or terminate clinical trials completely.
Risks Related to Salarius’ Business Operations
Due to its limited number of employees, Salarius’ operations could be significantly and disproportionately impacted if any of its personnel were to test positive for COVID-19.
Salarius is a small company with a limited number of employees performing multiple tasks each. Salarius is also highly dependent on David J. Arthur, its president and chief executive officer, the loss of whose services may adversely impact the achievement of its objectives. There is currently a shortage of highly qualified personnel in Salarius’ industry, which is likely to continue. Additionally, this shortage of highly qualified personnel is particularly acute in the area where Salarius is located. If any of Salarius’ personnel were to test positive for COVID-19, it would likely significantly impair Salarius’ operations. The loss of services of any of Salarius’ personnel, including Mr. Arthur, particularly for an extended period due to COVID-19 or otherwise, would likely impede the progress of Salarius’ research, development, and commercialization objectives and would negatively impact Salarius’ ability to succeed in its product development strategy.

We may face business disruption and related risks resulting from President Trump's recent invocation of the Defense Production Act, either of which could have a material adverse effect on our business.
In response to the COVID-19 pandemic, President Trump invoked the Defense Production Act, codified at 50 U.S.C. §§ 4501 et seq. (the “Defense Production Act”). Pursuant to the, Defense Production Act the federal government may, among other things, require domestic industries to provide essential goods and services needed for the national defense. While we have not experienced any significant impact on our business as a result of such actions, we continue to assess the potential impact COVID-19 and the invocation of the Defense Production Act may have on our ability to effectively conduct our commercialization efforts and development programs and otherwise conduct our business operations as planned. There can be no assurance that we will not be further impacted by the COVID-19 pandemic or by any action taken by the federal government under the Defense Production Act, including downturns in business sentiment generally or in our industry and business in particular.
Risks Related to Our Common Stock
If we are unable to maintain listing of our securities on the Nasdaq Capital Market or another reputable stock exchange, it may be more difficult for our stockholders to sell their securities.
The Nasdaq Stock Market has experienced significant volatility and declines due to the COVID-19 pandemic. In addition, we have a limited public float and our stock price has experienced a significant decline since the reverse merger. Between January 1, 2020 and April 30, 2020, our closing stock price has fluctuated from a high of $3.82 at January 3, 2020 to a low of $0.57 at March 24, 2020. In addition, Nasdaq requires listing issuers to comply with certain standards in order to remain listed on its exchange.
On April 9, 2020, we were notified by Nasdaq that on April 8, 2020 the average closing price of our common stock over the prior 30 consecutive trading days had fallen below $1.00 per share, which is the minimum average closing price required to maintain listing on Nasdaq under Nasdaq Listing Rule 5450(a)(1) (the “Minimum Bid Requirement”). In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we have 180 calendar days, to regain compliance with the Minimum Bid Requirement. To regain compliance, the closing bid price of our common stock must be at least $1.00 per share for a minimum of ten consecutive business days during this 180-day period. During this 180-day period, we would anticipate reviewing our options to regain compliance with the minimum bid requirements, including conducting a reverse stock split. If we do not achieve compliance with the Minimum Bid Requirement during the initial 180 calendar day period, we may be eligible for an additional 180 calendar days compliance period. To qualify, we would be required to meet the continued listing requirement for market value of publicly held shares and all other Nasdaq initial listing standards, with the exception of the bid price requirement, and would need to provide written notice of our intention to cure the deficiency during the second compliance period. However, if it appears to Nasdaq staff that we will not be able to cure the deficiency, or if we do not meet the other listing standards, Nasdaq could provide notice that our common stock will become subject to delisting. In the event we receive notice that our common stock is being delisted, Nasdaq rules permit the us to appeal any delisting determination by the Nasdaq staff. There can be no assurance that we will be able to regain compliance with the Minimum Bid Requirement or maintain compliance with the other listing requirements.
On April 20, 2020, we were notified by Nasdaq that it has determined to toll the compliance periods for bid price and market value of publicly held shares requirements (collectively, the “Price-based Requirements”) through June 30, 2020. In that regard, on April 16, 2020, Nasdaq filed an immediately effective rule change with the SEC. As a result, companies presently in compliance periods for any Price-based Requirements will remain at that same stage of the process and will not be subject to being delisted for these concerns. Starting on July 1, 2020, companies will receive the balance of any pending compliance period in effect at the start of the tolling period to regain compliance.

Accordingly, since we had 173 calendar days remaining in our bid price compliance period as of April 16, 2020, we will, upon reinstatement of the Price-based Requirements, still have 173 calendar days from July 1, 2020, or until December 21, 2020, to regain compliance.
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

Item 5.	Other Information

As previously disclosed in the Current Report on Form 8-K that the Company filed with the SEC on April 24, 2020, the Company entered into an employment agreement with Mark J. Rosenblum, its Chief Financial Officer and Executive Vice President of Finance (the "Employment Agreement"), with the following terms:
Cash Compensation. Mr. Rosenblum’s annual base salary will equal $265,000 (“Base Salary”) and he will be eligible to receive a target annual bonus of at least 35% of his base salary, to be earned based upon the achievement of performance objectives to be determined by the Compensation Committee of the Board of Directors of the Company.
Benefits. Mr. Rosenblum will be eligible to participate in any company-sponsored benefit plans and programs, including medical, dental, life and disability insurance, holidays and other perquisites, at a level appropriate for his position and duties and to the extent that the Company makes such benefits generally available to executives of the Company. The Company may from time to time, in its sole discretion, amend, adjust or discontinue the benefits available to the Company’s executives and employees.
Termination for Cause or as a Result of Death, Disability or Resignation. If Mr. Rosenblum is terminated by the Company for “cause” or if his employment is terminated as a result of his death or “disability” or Mr. Rosenblum’s resignation without “good reason”, the Company shall pay Mr. Rosenblum (i) any unpaid Base Salary accrued up to the date of termination, (ii) accrued but unused vacation, (iii) benefits payable to Mr. Rosenblum pursuant to the terms and conditions of any benefit plan or program in which he participated during the term of his employment and (iv) unreimbursed business expenses.
Termination without Cause or Resignation for Good Reason. If the Company terminates Mr. Rosenblum’s employment other than for “cause,” or in the event Mr. Rosenblum terminates with “good reason,” then Mr. Rosenblum will receive (i) severance pay in an amount equal to nine months of his then current Base Salary which shall be paid in equal installments over such period and (ii) a monthly payment as a reimbursement that in the aggregate is equal to nine months of COBRA benefits at active employee rates.
The information under this Item 5 is being provided to clarify that Mr. Rosenblum's title under the Employment Agreement is Chief Financial Officer and Executive Vice President of Finance.

Item 6.	Exhibits

Exhibit number	Description of Document

3.1	Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 9, 2015).
3.2
Certificate of Amendment of Certificate of Incorporation, filed with Secretary of State of Delaware on July 18, 2019 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 22, 2019).

3.3
Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock, dated February 10, 2020 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 12, 2020).

3.4	Amended and Restated Bylaws, effective July 19, 2019 (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 22, 2019).
4.1	Common Stock Purchase Warrant dated February 11, 2020 (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on February 12, 2020).
4.2	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.8 to the Registrant’s Registration Statement on Form S-1/A filed on February 6, 2020).
4.3	Form of Preferred Stock Certificate of Registrant (incorporated by reference to Exhibit 4.9 to the Registrant’s Registration Statement on Form S-1/A filed on February 6, 2020).
10.1+
Separation and Release Agreement between Scott Jordan and the Registrant, dated March 18, 2020 (incorporated by reference to Exhibit 10.7 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 23, 2020).

10.2+
Consulting Agreement between Bruce McCreedy and the Registrant, dated March 6, 2020(incorporated by reference to Exhibit 10.9 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 23, 2020).

10.3+
Employment Agreement between Mark J. Rosenblum and Salarius Pharmaceutical, Inc., dated April 24, 2020 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 29, 2020).

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.
32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(b) or 15d-14(b) of the Exchange Act and 18 U.S.C. Section 1350.
101.0	The following materials from Salarius Pharmaceuticals, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, formatted in XBRL (eXtensible Business Reporting Language):(i) Unaudited Condensed Consolidated Balance Sheets, (ii) Unaudited Condensed Consolidated Statements of Operations (iii) Unaudited Condensed Consolidated Statements of Stockholders' Equity (Deficit), (iv) Unaudited Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Unaudited Consolidated Financial Statements.

+ Management contract or compensatory plans or arrangements.
* The material contained in Exhibit 32.1 is not deemed “filed” with the SEC and is not to be incorporated by reference into any filing of the Company under the Securities Act of 1933 or the Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation language contained in such filing, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES
Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SALARIUS PHARMACEUTICALS, INC.

		By:	/s/ David J. Arthur
David J. Arthur President and Chief Executive Officer (Principal Executive Officer)

		By:	/s/ Mark J. Rosenblum
Mark J. Rosenblum Chief Financial Officer and Executive Vice President of Finance (Principal Financial Officer and Principal Accounting Officer)

Date:	May 14, 2020