Form 10-Q/A
period 2020-03-31
Salarius Pharmaceuticals, Inc.
filed 2020-05-15
CIK 1615219

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q/A
Amendment No. 1

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

EXPLANATORY NOTE
Salarius Pharmaceuticals, Inc. is filing this Amendment No. 1 on Form 10-Q/A to its Quarterly Report on Form 10-Q for quarter ended March 31, 2020, as filed with the Securities and Exchange Commission on May 14, 2020, solely for the purpose of providing XBRL as Exhibit 101 in accordance with Rule 405 of Regulation S-T. Other than as described above, no changes are made to the Quarterly Report on Form 10-Q as filed on May 14, 2020

SALARIUS PHARMACEUTICALS, INC.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
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

SALARIUS PHARMACEUTICALS, INC.

		By:	/s/ David J. Arthur
David J. Arthur President and Chief Executive Officer (Principal Executive Officer)

		By:	/s/ Mark J. Rosenblum
Mark J. Rosenblum Chief Financial Officer and Executive Vice President of Finance (Principal Financial Officer and Principal Accounting Officer)

Date:	May 15, 2020