Form 10-Q
period 2020-06-30
Salarius Pharmaceuticals, Inc.
filed 2020-08-12
CIK 1615219

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from to

Commission File Number: 001-36812

SALARIUS PHARMACEUTICALS, INC.
(Exact name of registrant as specified in its charter)

Delaware	46-5087339
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

2450 Holcombe Blvd., Suite X, Houston, TX 77021
(Address of principal executive offices)(Zip Code)

(832)834-6992
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

As of August 7, 2020, there were 19,820,361 shares of common stock outstanding.

SALARIUS PHARMACEUTICALS, INC.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
The information in this Quarterly Report on Form 10-Q, including the information incorporated herein by reference, include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These are statements that include, but are not limited to, statements about future periods; the Company's strategy and ongoing development programs; the Company's clinical trials, including status, costs, goals, timing and other expectations related thereto; the Company’s belief as to the potential of its lead compound, SP-2577; the Company's strategic collaborations and license agreements, intellectual property, FDA approval process and government regulation; the potential for Seclidemstat to target the epigenetic dysregulation underlying Ewing sarcoma and advanced solid tumors including, but not limited to, prostate, breast, ovarian, melanoma, colorectal and other cancers; expected timing and results of clinical studies; the ability of seclidemstat to demonstrate drug activity the nature, strategy and focus of the Company; the development and commercial potential of any product candidates; the Company's ability to regain and maintain compliance with Nasdaq's continued listing standards; the Company’s expectations as to revenue, cash flow, and expenses; critical accounting policies; the potential impact of the COVID-19 pandemic on the Company’s business, operations, cash flow and ability to obtain additional financing; the sufficiency of the Company's cash on hand for future operating and capital requirements; the Company's liquidity position, future capital requirements, and need for, and ability to secure, additional financing; the ability of the Company to access additional financing under the Grant Contract with Cancer Prevention and Research Institute of Texas; and the Company's operating losses and ability to continue as a going concern. These forward-looking statements are based on current expectations and beliefs and involve numerous risks and uncertainties, including those discussed under “Part I — Item 1A — Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2019, and under Part II — Item 1A — Risk Factors in this Quarterly Report on Form 10-Q. These risks and uncertainties that could cause actual results to differ materially from expectations or those expressed in these forward-looking statements. These forward-looking statements should not be relied upon as predictions of future events as we cannot assure you that the events or circumstances reflected in these statements will be achieved or will occur. When used in this report, the words “believe,” “may,” “could,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” “indicate,” “seek,” “should,” “would,” “aim,” “target” and similar expressions are intended to identify forward-looking statements, though not all forward-looking statements contain these identifying words. All statements, other than statements of historical fact, are statements that could be deemed forward-looking statements.

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

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

SALARIUS PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2020	December 31, 2019

Assets
Current assets:
Cash and cash equivalents	$7,222,798	$3,738,900
Grants receivable from CPRIT	1,834,439	—
Prepaid expenses and other current assets	339,883	955,899
Total current assets	9,397,120	4,694,799
Property and equipment, net	18,762	25,016
Goodwill	8,865,909	8,865,909
Other assets	279,768	308,674
Total assets	$18,561,559	$13,894,398
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$1,150,106	$1,790,966
Accrued expenses and other current liabilities	459,152	160,783
Note payable	—	502,332
Deferred revenue	—	541,701
Warrant liability	97,327	317,762
Total liabilities	1,706,585	3,313,544

Commitments and contingencies (Note 6)

Stockholders' equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; 0 issued and outstanding	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized; 14,641,326 and 4,519,533 shares issued at June 30, 2020 and December 31, 2019, and 14,638,008 and 4,511,174 shares outstanding at June 30, 2020 and December 31, 2019, respectively	1,463	451
Additional paid-in capital	32,798,285	22,657,103
Accumulated deficit	(15,944,774)	(12,076,700)
Total stockholders' equity	16,854,974	10,580,854
Total liabilities and stockholders' equity	$18,561,559	$13,894,398

See accompanying notes to condensed consolidated financial statements.

SALARIUS PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30, 2020	Three Months Ended June 30, 2019	Six Months Ended June 30, 2020	Six Months Ended June 30, 2019
Revenue:
Grant revenue	$1,243,310	$895,778	$2,376,140	$1,551,413
Operating expenses:
Research and development	1,443,322	840,144	3,086,693	1,540,073
General and administrative	1,700,942	967,736	3,559,959	2,456,226
Total operating expenses	3,144,264	1,807,880	6,646,652	3,996,299
Loss before other income (expense)	(1,900,954)	(912,102)	(4,270,512)	(2,444,886)
Change in fair value of warrant liability	(62,635)	—	220,435	—
Government grants and other income	179,027	—	179,027	—
Interest income, net	304	8,457	2,976	19,165
Net loss	$(1,784,258)	$(903,645)	$(3,868,074)	$(2,425,721)

Loss per common share — basic and diluted	$(0.13)	$(0.30)	$(0.33)	$(0.90)
Weighted-average number of common shares outstanding — basic and diluted	13,951,283	3,015,807	11,743,062	2,696,149

See accompanying notes to condensed consolidated financial statements.

SALARIUS PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30, 2020	Six Months Ended June 30, 2019
Operating activities
Net loss	$(3,868,074)	$(2,425,721)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, amortization and impairment	8,466	118,941
Equity-based compensation expense	71,314	41,441
Equity-based service expense	25,000	—
Change in fair value of warrant liability	(220,435)	—
Changes in operating assets and liabilities:
Grants receivable	(1,834,439)	—
Prepaid expenses and other current assets	617,709	(108,034)
Accounts payable	(741,018)	1,008,454
Accrued expenses and other current liabilities	298,369	(486,641)
Due to/from related party	—	1,256
Deferred revenue	(541,701)	(1,551,412)
Net cash used in operating activities	(6,184,809)	(3,401,716)

Financing activities
Proceeds from issuance of equity securities, net	9,592,325	1,508,179
Distribution to members	—	(99,758)
Proceeds from warrants exercised for cash	578,714	—
Payments on note payable	(502,332)	—
Net cash provided by financing activities	9,668,707	1,408,421

Net increase (decrease) in cash, cash equivalents and restricted cash	3,483,898	(1,993,295)
Cash, cash equivalents and restricted cash at beginning of period	3,738,900	6,131,781
Cash, cash equivalents and restricted cash at end of period	$7,222,798	$4,138,486

Supplemental disclosure of cash flow information:
Cash paid for interest	$4,275	$—
Non-cash investing and financing activities:
Accrued issuance costs for public offering	$125,159	$—
Issuance of shares for license	$—	$110,474
Conversion of liabilities to equity	$—	$2,869,412

See accompanying notes to condensed consolidated financial statements.

SALARIUS PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

	Common Stock		Preferred Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity (Deficit)
	Shares	Amount	Shares	Amount

Balance at December 31, 2018	2,032,763	$203	—	—	$3,869,120	$(5,140,437)	$(1,271,114)
Issuance of equity securities	960,489	96	—	—	4,377,495	—	4,377,591
Issuance of equity securities for license	12,907	1	—	—	110,473	—	110,474
Equity-based compensation expense	9,550	1	—	—	35,406	—	35,407
Net loss	—	—	—	—	—	(1,522,076)	(1,522,076)
Balance at March 31, 2019	3,015,709	301	—	—	8,392,494	(6,662,513)	1,730,282

Distribution to stockholders	—	—	—	—	(99,758)	—	(99,758)
Equity-based compensation expense	8,910	1	—	—	6,033	—	6,034
Net loss	—	—	—	—	—	(903,645)	(903,645)
Balance at June 30, 2019	3,024,619	302	—	—	8,298,769	(7,566,158)	732,913

Balance at December 31, 2019	4,511,174	451	—	—	22,657,103	(12,076,700)	10,580,854
Issuance of equity securities, net	8,353,480	835	1,246,519	125	9,466,206	—	9,467,166
Preferred shares converted to common shares	777,825	78	(777,825)	(78)	—	—	—
Equity-based compensation expense	3,198	—	—	—	38,409	—	38,409
Net loss	—	—	—	—	—	(2,083,816)	(2,083,816)
Balance at March 31, 2020	13,645,677	$1,364	468,694	47	$32,161,718	$(14,160,516)	$18,002,613

Warrants exercised for cash	503,230	50	—	—	578,664	—	578,714
Preferred shares converted to common shares	468,694	47	(468,694)	(47)	—	—	—
Equity-based compensation expense	1,843	—	—	—	32,905	—	32,905
Equity-based services expense	18,564	2	—	—	24,998	—	25,000
Net loss	—	—	—	—	—	(1,784,258)	(1,784,258)
Balance at June 30, 2020	14,638,008	1,463	—	—	32,798,285	(15,944,774)	16,854,974
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

Risks Related to Covid-19 Pandemic
The outbreak of COVID-19 has spread worldwide. On March 11, 2020, the World Health Organization declared the outbreak a pandemic. The COVID-19 pandemic is affecting the United States and global economies and may affect the Company’s operations and those of third parties on which the Company relies. While the potential economic impact brought by, and the duration of, the COVID-19 pandemic is difficult to assess or predict, the impact of the COVID-19 pandemic on the global financial markets may reduce the Company’s ability to access capital, which could negatively impact the Company’s long-term liquidity. The ultimate impact of the COVID-19 pandemic is highly uncertain and subject to change. The Company does not yet know the full extent of potential delays or impacts on its business, clinical trials or the drug procurement, financing or other activities or on healthcare systems or the global economy as a whole. However, these effects could have a material impact on the Company’s liquidity, capital resources, operations and business and those of the third parties on which we rely.

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

Unaudited Interim Financial Information

The accompanying interim financial statements are unaudited. These unaudited interim financial statements have been prepared in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. These unaudited interim financial statements should be read in conjunction with the audited financial statements and accompanying notes for the year ended December 31, 2019 included elsewhere in the Company's Annual Report on Form 10-K filed with the SEC on March 23, 2020. In the opinion of management, the unaudited interim financial statements reflect all the adjustments (consisting of normal recurring adjustments) necessary to state fairly the Company’s financial position as of June 30, 2020 and the results of operations for the three and six months ended June 30, 2020 and 2019. The interim results of operations are not necessarily indicative of the results that may occur for the full fiscal year. The December 31, 2019 balance sheet included herein was derived from the audited financial statements, but does not include all disclosures, including notes, required by GAAP for complete financial statements.

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

At June 30, 2020 and December 31, 2019, Salarius also held approximately $0 and $1.0 million, respectively, which represents funds received from Cancer Prevention and Research Institution of Texas ("CPRIT"). These funds were used for costs for allowable expenses, primarily research and development expenses. The grant has a mandatory fund matching requirement. Subject to CPRIT review, the Company believes that all matching fund requirements have been met at June 30, 2020.

Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that their carrying value may not be recoverable. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. During the three and six months ended June 30, 2020 and June 30, 2019, impairment charges related to long-lived assets were $0 and $110,474, respectively.

Goodwill

Goodwill is not amortized but is tested at least annually for impairment at the reporting unit level. The Company has determined that the reporting unit is the single operating segment disclosed in its current financial statements.

Impairment is the condition that exists when the carrying amount of goodwill exceeds its implied fair value. The first step in the impairment process is to determine the fair value of the reporting unit and then compare it to the carrying value, including goodwill. If the fair value exceeds the carrying value, no further action is required and no impairment loss is recognized. Additional impairment assessments may be performed on an interim basis if the Company encounters events or changes in circumstances that would indicate that, more likely than not, the carrying value of goodwill has been impaired. There was no impairment of goodwill during the three and six months ended June 30, 2020 or June 30, 2019, respectively.

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

The number of anti-dilutive shares, consisting of common shares underlying (i) common stock options, (ii) stock purchase warrants, (iii) unvested restricted stock, (iv) convertible preferred stock and (v) rights entitling holders to receive warrants to purchase the Company's common shares, which have been excluded from the computation of diluted loss per share, was 9,606,690 and 21,485 shares as of June 30, 2020 and 2019, respectively.

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
The Company accounts for uncertain tax positions in accordance with the provisions of ASC 740. When uncertain tax positions exist, the Company recognizes the tax benefit of tax positions to the extent that the benefit will more likely than not be realized. The determination as to whether the tax benefit will more likely than not be realized is based upon the technical merits of the tax position as well as consideration of the available facts and circumstances. As of June 30, 2020 and December 31, 2019, the Company did not have any significant uncertain tax positions and no interest or penalties have been charged. The Company's practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company is subject to routine audits by taxing jurisdictions.
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

At the closing of the merger, each outstanding common unit, profits interest common unit and Series A Preferred unit of Private Salarius converted into shares of the Company’s common stock (subject to the payment of cash in lieu of fractional shares and after giving effect to a 25 to 1 reverse stock split of the Company’s common stock) at the conversion ratio described in the Merger Agreement.

In addition, at the closing of the merger, the Company distributed one right per share of common stock to stockholders of record as of the close of business on July 18, 2019. Each right entitles such stockholders to receive a warrant to purchase shares of the Company’s common stock six months and one day following the closing date of the merger. See Note 8.

The Company accounted for the acquisition as a reverse merger using purchase accounting. Because the merger qualified as a reverse acquisition and given that Private Salarius was a private company at the time of the merger and therefore its value was not readily determinable, the fair value of the merger consideration was deemed to be equal to the sum of the quoted market capitalization of the Company at the merger date, the fair value of the Flex Pharma options that fully vested upon the merger together, and the fair value of the rights to receive warrants that were granted to the pre-merger Flex Pharma stockholders. Total purchase consideration is as follows:

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

Unaudited Pro Forma Disclosure

The following unaudited pro forma financial information summarizes the results of operations for the six months ended June 30, 2020 and 2019 as if the merger described above had been completed as of January 1, 2019. Pro forma information primarily reflects adjustments relating to the reversal of transaction costs. Assuming that the merger had been completed as of January 1, 2019, the transaction costs would have been expensed in the prior period.

	Six Months Ended June 30, 2020	Six Months Ended June 30, 2019
Revenues	$2,376,140	$1,821,095
Net loss	(3,868,074)	(3,594,569)
Net loss per share	(0.33)	(0.96)

NOTE 4. GRANTS RECEIVABLE

Grants receivable represents qualifying costs incurred and there is reasonable assurance that conditions of the grant have been met but the corresponding funds have not been received as of the reporting date. Grants receivable balances are $1,834,439 and $0 as of June 30, 2020 and December 31, 2019, respectively.

NOTE 5. PREPAID EXPENSES AND OTHER CURRENT ASSETS
Prepaid expenses and other current assets at June 30, 2020 and December 31, 2019 consisted of the following:

	June 30, 2020	December 31, 2019
Prepaid clinical trial expenses	$92,742	$202,743
Prepaid insurance	127,654	617,096
Other prepaid and current assets	119,487	136,060
Total prepaid expenses and other current assets	$339,883	$955,899

Prepaid insurance is comprised of prepaid directors' and officers' insurance. In July 2019, the Company financed their directors' and officers' insurance premium with a short term note, the principal amount of which is approximately $0.9 million bearing interest at a rate of 4.61%. The note payable balances, which were included within Current Liabilities on the Condensed Consolidated Balance Sheets, were $0 and $502,332 at June 30, 2020 and December 31, 2019, respectively.

NOTE 6. COMMITMENTS AND CONTINGENCIES

License Agreement with the University of Utah Research Foundation

In 2011, the Company entered into a license agreement with the University of Utah, under which, the Company acquired an exclusive license to an epigenetic enzyme lysine specific demethylase 1 ("LSD 1"). In exchange for the license, the Company issued 2% equity ownership in the Company based on a fully diluted basis at the effective date of the agreement subject to certain adjustments specified in the agreement, such as granted revenue sharing rights on any resulting products or processes to commence on first commercial sale, and milestone payments based upon regulatory approval of any resulting product or process as well as on the second anniversary of first commercial sale.

Cancer Prevention and Research Institute of Texas

In June 2016, the Company entered into a Cancer Research Grant Contract with CPRIT. Pursuant to the contract, CPRIT awarded the Company a grant of up to $18.7 million to fund the development of LSD-1 inhibitor. This is a 3-year grant award which originally expired on May 31, 2019. However, the Company was approved for an extension with a contract end date of November 30, 2020.

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

The Company is obligated to make revenue-sharing payments to CPRIT with respect to net sales of any product covered by the contract, up to a maximum repayment of a certain percentage of the aggregate amount paid to the Company by CPRIT under the CPRIT contract. The payments are determined as a percentage of net sales, which may be reduced if the Company is required to obtain a license from a third party to sell any such product. In addition, upon meeting the foregoing limitation on revenue-sharing payments, the Company agreed to make continued revenue-sharing payments to CPRIT of less than 1% of net sales.

The CPRIT grant is subject to funding conditions including a matching funds requirement where the Company will match 50% of funding from the CPRIT grant. As of June 30, 2020, the Company has received an aggregate of $9.6 million from the CPRIT grant and there was $9.1 million of funds available for the Company to draw upon meeting certain requirements. A portion of the remaining $9.1 million CPRIT grant was for a castration-resistant prostate study (approximately $2.6 million). As we have elected not to pursue this study, we will be requesting from CPRIT approval to redeploy the allocated prostate study funds to our expanded Ewing sarcoma trial. We have been approved for an extension of the CPRIT agreement with contract end date of November 30, 2020.

There was no funding received from CPRIT during the six months ended June 30, 2020. At June 30, 2020 and December 31, 2019, the Company had deferred revenue of $0 and $541,701, respectively, related to the CPRIT contract. At June 30, 2020 and December 31, 2019, the Company had grants receivable of $1,834,439 and $0, respectively, related to the CPRIT contract.

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
The following table sets forth a summary of changes in the fair value of Level 3 liabilities, the warrant associated with the Flex Pharma merger measured at fair value on a recurring basis for the three and six months ended June 30, 2020:

Description	Balance at December 31, 2019	Change in Fair Value	Balance at June 30, 2020
Warrant liability	$317,762	$(220,435)	$97,327

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
Preferred Stock and Common Stock
On February 11, 2020, the Company completed a public offering with total gross proceeds of approximately $11.0 million, which includes the full exercise of the underwriter's over-allotment option to purchase an additional 1,252,173 shares and warrants prior to deducting underwriting discounts and commissions and offering expenses payable by Salarius (the “February Offering”). The February Offering was comprised of 7,101,307 Class A units, priced at a public offering price of $1.15 per unit, with each unit consisting of one share of common stock and a five-year warrant to purchase one share of common stock at an exercise price of $1.15 per share, and 1,246,519 Class B units, priced at a public offering price of $1.15 per unit, with each unit consisting of one share of Series A convertible preferred stock and a five-year warrant to purchase one share of common stock with and exercise price of $1.15 per share. A total of 8,343,480 shares of common stock, 1,246,519 shares of Series A convertible preferred stock, and warrants to purchase up to 9,599,999 shares of common stock were issued in the offering, including the full exercise of the over-allotment option. The convertible preferred stock issued in this transaction includes a beneficial ownership limitation on conversion, but has no dividend rights (except to the extent that dividends are also paid on the common stock). The conversion price of the Series A convertible preferred stock issued in the February Offering as well as the exercise price of the warrants are fixed and do not contain any variable pricing features or any price based anti-dilutive features.

As of June 30, 2020, all 1,246,519 shares of Series A convertible preferred stock were converted to common stock.

During the six months ended June 30, 2019 the Company issued 960,489 common shares (4,035 Series A preferred units and 350 profit interest units of Private Salarius) for $4,377,591 (net of offering cost of $10,617).

In December 2018, the Company agreed to issue an unrelated party 12,907 common shares (91 common units of Private Salarius) to acquire licenses for the DNMT1 inhibitor. The issuance was approved in January 2019 and the license was granted in 2018.

Warrants Exercised for Cash
During the six months ended June 30, 2020, the Company issued 503,230 common shares as a result of warrant exercises, and received cash proceeds of approximately $0.6 million. As of June 30, 2020, 9,096,769 of warrants issued in the February Offering were still outstanding.
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

Variables used in the Black-Scholes model are as follows:

	June 30, 2020	December 31, 2019
Discount rate	0.24%	1.69%
Expected life (years)	4.56 years	5.06 years
Expected volatility	124.10%	103.07%
Expected dividend	—%	—%

Wedbush Warrant

On July 19, 2019, upon the closing of the merger, the Company elected to issue warrants to purchase 42,928 common shares to Wedbush Securities Inc. ("Wedbush") to satisfy $500,000 of the $1,000,000 success fee payable to Wedbush at the closing of the merger. The remaining $500,000 success fee was paid in cash. These warrants have an exercise price of $18.90 and a 5-year term. As of June 30, 2020, all warrants issued to Wedbush were outstanding.

NOTE 9. EQUITY-BASED COMPENSATION
Equity Incentive Plans
The Company has granted options to employees, directors, and consultants under the 2015 Equity Incentive Plan (the "2015 Plan"). On July 19, 2019, the Company completed a merger with Flex Pharma and Flex Pharma had fully vested options to purchase 90,279 common shares outstanding as of the date of the merger and 65,151 of these options continue to be exercisable as of June 30, 2020. The 2015 Plan provides for the grant of incentive stock options ("ISOs"), nonstatutory stock options, restricted stock awards, restricted stock units, stock appreciation rights, performance-based stock awards and other stock-based awards. Additionally, the 2015 Plan provides for the grant of performance-based cash awards. ISOs may be granted only to the Company's employees. All other awards may be granted to the Company's employees, including officers, and to non-employee directors and consultants. As of June 30, 2020, there were 50,087 shares remaining available for the grant of stock awards under the 2015 Plan.
On March 23, 2020, the Company awarded 182,000 stock options to its employees and directors, pursuant to the plan described above. Stock options generally vest over one to four years and have a contractual term of ten years. Stock options are valued using the Black-Scholes option pricing model and compensation cost is recognized based on the resulting value over the service period. Expected volatilities utilized in the model are based on implied volatilities from traded stocks of peer companies. Similarly, the dividend yield is based on historical experience and the estimate of future dividend yields. The risk-free interest rate is derived from the U.S. Treasury yield curve in effect at the time of grant. The expected term of the options is based on the average period the stock options are expected to remain outstanding. The fair value of the option grants of $92,007 has been estimated with the following assumptions on the grant date.

Risk-free interest rate	0.48%
Volatility	113.17%
Expected life (years)	5.80
Expected dividend yield	0%

The following table summarizes stock option activity for employees and non-employees for the six months ended June 30, 2020:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2019	166,233	$34.42	6.53	$—
Granted	182,000	0.61
Forfeited	(26,000)	—
Outstanding at June 30, 2020	322,233	$17.59	7.85	$—
Exercisable at June 30, 2020	85,101	$59.61	3.00	$—

As of June 30, 2020, there was approximately $395,612 of total unrecognized compensation cost related to unvested stock options. Total unrecognized compensation cost will be adjusted for future changes in employee and non-employee forfeitures, if any. The Company expects to recognize that cost over a remaining weighted-average period of 2.96 years.

NOTE 10 PAYROLL PROTECTION PROGRAM

On April 13, 2020, the Company was granted a loan of approximately $0.18 million from the Paycheck Protection Program ("PPP") established under the Coronavirus Aid, Relief and Economic Security Act ("CARES Act"). The loan matures on April 13, 2022 and bears interest at a rate of 1% per annum. Under the terms of the PPP, certain amounts of the Loan may be forgiven if they are used for qualifying expenses as described in the CARES Act. The proceeds of the loan were used in full to pay for payroll disbursement after it was received, which the Company expects to comply with the PPP eligibility and loan forgiveness criteria. As such, the loan was accounted as a government grant at June 30, 2020. The Company will continually reassess its ability to meet the forgiveness conditions, and it may have to reverse income if it can no longer support a conclusion that it expects to meet the conditions.

NOTE 11. SUBSEQUENT EVENTS

On August 3, 2020, the Company completed a public offering with total gross proceeds of approximately $6.2 million, which includes the full exercise of the underwriter's over-allotment option to purchase an additional 669,181 shares prior to deducting underwriting discounts and commissions and offering expenses payable by Salarius. A total of 5,130,390 common shares of common stock were issued in the offering, priced at a public offering price of $1.20 per share.

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
Overview
We are a clinical-stage biotechnology company focused on developing effective treatments for cancers with high, unmet medical need caused by dysregulated gene expression, i.e., epigenetic causes. Epigenetics refers to the regulatory system that affects gene expression. Our lead epigenetic enzyme technology, SP-2577, was licensed from the University of Utah Research Foundation in 2011.

Epigenetic regulation affects gene expression through conformational changes to the chromatin rather than changes to the DNA sequence itself. Our compound, SP-2577, ("seclidemstat"), is a small molecule that inhibits the epigenetic enzyme lysine specific demethylase 1 (“LSD1”). LSD1 is an enzyme that removes mono- and di-methyl marks on histones (core protein of chromatin) to alter gene expression. LSD1’s enzymatic activity can cause genes to turn on or off and thereby affect the cell’s gene expression and overall activity. In addition, LSD1 can act via its scaffolding properties, independently of its enzymatic function, to alter gene expression and modulate cell fate. In healthy cells, LSD1 is necessary for stem cell maintenance and cell development processes. However, in several cancers LSD1 is highly expressed and acts aberrantly to incorrectly silence or activate genes leading to disease progression. High levels of LSD1 expression are often associated with aggressive cancer phenotypes and poor patient prognosis. Hence, development of targeted LSD1 inhibitors is of interest for the treatment of various cancers. SP-2577 uses a novel, reversible mechanism to effectively inhibit LSD1’s enzymatic and scaffolding properties and thereby treat and prevent cancer progression.
Our first indication of interest for SP-2577 is a devastating bone and soft-tissue cancer called Ewing sarcoma. Ewing sarcoma mostly afflicts adolescents and young adults, with the median age of diagnosis being 15. The most commonly expressed fusion oncoprotein in Ewing sarcoma is the EWS-FLI fusion protein, which is present in approximately 85% of Ewing sarcoma cases. The LSD1 enzyme associates with EWS-FLI (and other E26 Transformation-Specific (“ETS”) fusion proteins) and is thought to promote tumorigenesis. We believe the SP-2577 molecule helps inhibit EWS-FLI activity by disrupting EWS-FLI from associating with coregulators (including LSD1) that are necessary for its cancer promoting activity. Therefore, we believe that SP-2577 can potentially reverse the aberrant gene expression and thereby possibly prevent Ewing sarcoma cell proliferation and even promote cell death. Preclinical studies of SP-2577 in certain Ewing sarcoma animal models show a significant tumor reduction as well as a significant survival benefit compared to untreated animals. Our ongoing Phase 1/2 clinical trial is designed as a single agent dose escalation followed by a dose expansion study. The trial can enroll up to 50 relapsed or refractory Ewing sarcoma patients. The primary objectives of the study are to assess the safety and tolerability of SP-2577. Secondary objectives include assessing preliminary efficacy of SP-2577. We recently announced that we plan to amend the Ewing sarcoma trial to also include up to 30 Ewing-related sarcoma patients upon reaching the dose expansion phase.
As LSD1 can associate with over 60 regulatory proteins other than EWS-FLI, we believe that LSD1 may also play a critical role in progression of various other cancer types. These include both solid tumors and hematologic malignancies. In the second quarter of 2019, we initiated a second company-sponsored Phase 1/2 trial to study SP-2577 in Advanced Solid Tumors. The Advanced Solid Tumor (“AST”) trial is a single agent dose escalation, dose expansion study enrolling patients with advanced malignancies, excluding Ewing sarcoma or central nervous system tumors. In addition, we are conducting preclinical work with SP-2577 for use in hematologic cancers.

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
We have no products approved for commercial sale and have not generated any revenue from product sales. We have never been profitable and have incurred operating losses in each year since inception. We had an accumulated deficit of $15,944,774 as of June 30, 2020. Substantially all of our operating losses resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations.
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
As of June 30, 2020, we had cash and cash equivalents of $7,222,798. As of June 30, 2020, the Cancer Prevention and Research Institution of Texas ("CPRIT") fund matching requirements had been fully met. As of June 30, 2020, we have received an aggregate of $9.6 million from the CPRIT grant and there was $9.1 million of funds available for us to draw upon meeting certain requirements. A portion of the remaining $9.1 million CPRIT grant was for a castration-resistant prostate study (approximately $2.6 million). As we have elected not to pursue this study, we will be requesting from CPRIT approval to redeploy the allocated prostate study funds to our expanded Ewing sarcoma trial. We were approved for an extension with a proposed contract end date of November 30, 2020.

We believe that our $7.2 million in cash and cash equivalents on hand as of June 30, 2020, the cash proceeds of approximately $5.5 million from the offering closed on August 3, 2020, and the expected CPRIT funds available are sufficient to fund our anticipated operating and capital requirements through at least 12 months from the date this quarterly report on Form 10-Q is filed, however we will continue to require substantial additional capital to continue our clinical development activities. Accordingly, we will need to raise substantial additional capital to continue to fund our operations as a whole. The amount and timing of our future funding requirements will depend on many factors, including the pace and results of our development, regulatory and commercialization efforts. Failure to raise capital as and when needed, on favorable terms or at all, would have a negative impact on our financial condition and our ability to develop and commercialize our product candidates and to fund our operations.
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

Recent Developments
In June 2020, the Company that the U.S. Food and Drug administration (FDA) has invited the Company to present information regarding its lead investigational compound, seclidemstat, at the public advisory committee meeting of the Pediatric Oncology Subcommittee of the Oncologic Drugs Advisory Committee (ODAC) scheduled for June 17 - June 18, 2020.
On July 29, 2020, the Company announced the expansion of its ongoing clinical trial of seclidemstat in patients with relapsed or refractory Ewing sarcoma to include additional select sarcomas that share a similar biology to Ewing sarcoma, also known as Ewing-related sarcomas. The planned amendment to the ongoing clinical trial will allow patients with Ewing-related sarcomas, which share a similar gene rearrangement to Ewing sarcoma, to enroll in the ongoing trial. Sarcomas of interest include myxoid liposarcoma, desmoplastic small round cell tumors and other sarcomas with FET family translocations, i.e. Ewing-related sarcomas.

Seclidemstat’s potential as a treatment for Ewing-related sarcomas is supported by pre-clinical data and early clinical data observations from the ongoing Phase 1/2 clinical trial of seclidemstat in patients with relapsed or refractory Ewing sarcoma. A refractory Ewing sarcoma patient treated with seclidemstat for six months demonstrated a reduction in prospectively defined target lesions. Target lesions generally represent a patient’s largest measurable tumors. However, at eight weeks, an increase in non-target lesions resulted in an overall patient classification of progressive disease as defined by Response Evaluation Criteria in Solid Tumors (RECIST).
On August 3, 2020, the Company completed a public offering of 5,130,390 shares of its common stock, including 669,181 shares sold pursuant to the exercise in full of the underwriters’ option to purchase additional shares, at the public offering price of $1.20 per share. As a result of the underwriters’ over-allotment option exercise, the aggregate gross proceeds to Salarius from the offering, before deducting underwriting discounts and commissions and other offering expenses, was approximately $6.2 million.

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
At this time we are experiencing minimal disruption to our clinical trials. However, our ongoing Phase 1/2 Ewing sarcoma clinical trial and Phase 1/2 AST clinical trial can each enroll up to 50 patients and in the future we may encounter delays in enrolling new patients due to concerns or healthcare resource constraints as a result of the COVID-19 pandemic. In addition, although at this time we have experienced no disruptions to manufacturing capabilities, certain aspects of our supply chain may be disrupted as certain of our third party suppliers and manufacturers have paused their operations in response to the COVID-19 pandemic or have otherwise encountered delays in providing supplies and services. We continue to evaluate the extent to which these delays will impact our ability to manufacture our product candidates for our clinical trials and conduct other research and development operations and maintain applicable timelines. The ultimate impact of the COVID-19 pandemic on our business operations as well as our preclinical studies and clinical trials remains uncertain and subject to change and will depend on future developments, which cannot be accurately predicted. We will continue to monitor the situation closely.

Results of Operations
Three Months Ended June 30, 2020 Compared to the Three Months Ended June 30, 2019
The following table sets forth the condensed consolidated results of our operations for the three months ended June 30, 2020 compared to the three months ended June 30, 2019.

	Three months ended June 30		Change
	2020	2019	Increase (Decrease)
			$	%
Grant revenue	$1,243,310	$895,778	$347,532	39%
Research and development expenses	(1,443,322)	(840,144)	603,178	72%
General and administrative expenses	(1,700,942)	(967,736)	733,206	76%
Change in fair value of warrant liability	(62,635)	—	62,635	—%
Government grants and other income	179,027	—	179,027	—%
Interest income, net	304	8,457	(8,153)	(96)%
Net loss	$(1,784,258)	$(903,645)	$880,613	97%

Grant Revenue

Grant revenue, which was derived solely from the CPRIT grant, was $1,243,310 during the three months ended June 30, 2020 compared to $895,778 during the three months ended June 30, 2019. The increase in revenue from the CPRIT grant was due to an increase in overall expenses which resulted in an increase in the amount of expenses reimbursable under the grant. Given the nature of the development process, grant revenue will fluctuate depending on the stage of development and the timing of expenses.
Research and Development Expenses
Research and development expenses were $1,443,322 during the three months ended June 30, 2020 compared to $840,144 during the three months ended June 30, 2019. The 72% increase of $603,178 was primarily due to the start of a pre-clinical study for our next generation seclidemstat program and increased clinical trial and consulting fees related to the increased number of patients enrolled across additional clinical trials sites. There was also a significant increase in manufacturing costs due to the production of tablets for use in clinical trials.
General and Administrative Expenses
General and administrative expenses were $1,700,942 for the three months ended June 30, 2020 compared to $967,736 for the three months ended June 30, 2019. The 76% net increase of $733,206 was primarily the result of the Company's transformation into a public company during July 2019, including a significant increase in director and officer insurance expense, NASDAQ related fees and investor relations costs. Additionally, a moderate increase in payroll expense and separation cost were partially offset by decreased travel and professional services expenses resulting from 2019 costs incurred for the announced reverse merger with Flex Pharma that did not recur in the current period.

Change in Fair Value of Warrant Liability
The change in fair value of warrant liability of $62,635 was primarily due to the fluctuation of the price of our common stock ($0.68 per share on March 31, 2020 compared to $1.32 per share on June 30, 2020). We recognized a loss of $62,635 due the change in fair value of warrant liability during the three months ended June 30, 2020.

Six Months Ended June 30, 2020 Compared to the Six Months Ended June 30, 2019
The following table sets forth the condensed consolidated results of our operations for the six months ended June 30, 2020 compared to the six months ended June 30, 2019.

	Six months ended June 30		Change
	2020	2019	Increase (Decrease)
			$	%
Grant revenue	$2,376,140	$1,551,413	$824,727	53%
Research and development expenses	(3,086,693)	(1,540,073)	1,546,620	100%
General and administrative expenses	(3,559,959)	(2,456,226)	1,103,733	45%
Change in fair value of warrant liability	220,435	—	220,435	—%
Government grants and other income	179,027	—	179,027	—%
Interest income, net	2,976	19,165	(16,189)	(84)%
Net loss	$(3,868,074)	$(2,425,721)	$1,442,353	59%

Grant Revenue
Grant revenue, which was derived solely from the CPRIT grant, was $2,376,140 during the six months ended June 30, 2020 compared to $1,551,413 during the six months ended June 30, 2019. The increase in revenue from the CPRIT grant was due to an increase in overall expenses which resulted in an increase in the amount of expenses reimbursable under the grant. Given the nature of the development process, grant revenue will fluctuate depending on the stage of development and the timing of expenses.

Research and Development Expenses
Research and development expenses were $3,086,693 during the six months ended June 30, 2020 compared to$1,540,073 during the six months ended June 30, 2019. The 100% increase of $1,546,620 was primarily related to increased clinical trial and consulting fees due to the increased number of patients enrolled across additional clinical trial sites. Manufacturing expenses significantly increased during the current period as of result of increased production of tablets for clinical trials. These costs were partially offset by a slight decrease in legal and license expenses.

General and Administrative Expenses
General and administrative expenses were $3,559,959 for the six months ended June 30, 2020 compared to $2,456,226 for the six months ended June 30, 2019. The 45% net increase of $1,103,733 was primarily the result of the Company's transformation into a public company during July 2019, including a significant increase in director and officer insurance expense, NASDAQ related fees and investor relations costs. There was also an increase in payroll expense resulting from increased personnel, separation costs and accrued bonuses. During the period one previous officer resigned and the position was not replaced. These costs were partially offset by decreased legal and professional services expenses resulting from 2019 costs incurred for the announced reverse merger with Flex Pharma that did not recur in the current period.

Change in Fair Value of Warrant Liability
The change in fair value of warrant liability of $220,435 was primarily due to the fluctuation of the price of our common stock ($3.78 per share on December 31, 2019 compared to $1.32 per share on June 30, 2020). We recognized a gain of $220,435 due the change in fair value of warrant liability during the three months ended June 30, 2020 .

Liquidity and Capital Resources
Overview

Since inception, we have incurred operating losses and we anticipate that we will continue to incur losses for the foreseeable future. To date, we have generated revenue solely from CPRIT grant.
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
Until we can generate a sufficient amount of revenue from our products, if ever, we expect to finance future cash needs through public or private equity or debt offerings. Additional capital may not be available on reasonable terms, if at all. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may have to significantly delay, scale back or discontinue the development or commercialization of one or more of our product candidates. See also Risk Factors section.
As of June 30, 2020, we had $7,690,535 of working capital and our cash and cash equivalents totaled $7,222,798, which were held in bank deposit accounts and money market funds. Our cash and cash equivalents balance increased during the six months ended June 30, 2020, primarily due to our public offering closed on February 11, 2020.
Cash Flows

	Six Months Ended June 30, 2020	Six Months Ended June 30, 2019
Net cash used in:
Operating activities	$(6,184,809)	$(3,401,716)
Financing activities	9,668,707	1,408,421
Net increase (decrease) in cash and cash equivalents	$3,483,898	$(1,993,295)

Operating Activities
Net cash used in operating activities was $6,184,809 and $3,401,716 for the six months ended June 30, 2020 and June 30, 2019, respectively, an increase of $2,783,093. This cash spending increase was primarily due to increased clinical trial and related research costs plus the Company's increased spending for the transformation into a public company during 2020. During the six months ended June 30, 2020, the Company received $0.18 million from the Payroll Protection Program established under the CARES Act and it was included in net cash used in operation activities.
Financing Activities
Net cash provided by financing activities for the six months ended June 30, 2020 was $9,668,707 , compared to $1,408,421 for the same period of the year 2019. The increase of cash provided by financing activities resulted from the Company completing a public offering on February 11, 2020 with net proceeds of approximately $9.6 million, and received approximately $0.6 million cash from the warrant exercised in June 2020, partially offset by the payment of $502,332 towards the principal on an insurance financing note by the Company. There were no such payments during the six months ended June 30, 2019.

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

Changes in Internal Control over Financial Reporting

During the three and six months ended June 30, 2020, there was no significant change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

We are not a party to any material legal proceedings on the date of this report. We may from time to time become involved in legal proceedings arising in the ordinary course of business, and the resolution of any such claims could be material.
.

Item 1A.	Risk Factors

For a discussion of certain factors that could materially affect our business, financial condition, and operating results, you should carefully review and consider the information under “Part I, Item 1A- Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on March 23, 2020, as well as the risk factors set forth below. The risk factors below are in addition to and supplement (and with respect to certain matters, update) the risk factors discussed in our Annual Report on Form 10-K and in our Current Report on From 8-K filed on July 29, 2020. Other than as set forth below, there have been no material changes to the risk factors included in our Annual Report on Form 10-K filed with the SEC on March 23, 2020 and in our Current Report on Form 8-K filed on July 29, 2020.

Risks Related to Our Business and Our Industry
The COVID-19 pandemic could adversely affect our business, results of operations, and financial condition.
To date, the COVID-19 pandemic has negatively impacted the global economy and the magnitude, severity, and duration of this impact is unclear and difficult to assess. In addition, certain areas, including Texas where we are headquartered, have recently experienced a resurgence of COVID-19 cases. We have worked to adapt to the unexpected and challenging circumstances resulting from the COVID-19 pandemic and we have experienced minimal COVID-19 disruptions to our clinical programs, our manufacturing capabilities and our financing capabilities during the six months ended June 30, 2020. Both our Ewing sarcoma clinical study and our Advanced Solid Tumor clinical study are active and continue to enroll patients. We plan to release clinical data from both studies, as previously disclosed, during 2020 and 2021. However, the situation with respect to the COVID-19 pandemic and its impact changes daily and is difficult to predict.

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

We continue to monitor the situation and the continued disruption of the COVID-19 pandemic and its effects on the worldwide economy could negatively and materially impact our operating and financial operating results. The resumption of normal business operations may be delayed and a resurgence of COVID-19 could occur resulting in continued disruption to us or to the third parties with which we do business. As a result, the effects of the COVID-19 pandemic could have a material adverse impact on our business, results of operations, and financial condition for the remainder of 2020 and beyond.

Risks Related to Salarius’ Financial Condition and Capital Requirements
We will continue to require substantial additional capital to fund our clinical activities and operations and the impact of the COVID-19 pandemic on the financial markets will likely negatively impact our ability to raise additional financing.
We are a clinical development-stage biopharmaceutical company with a limited operating history. We have no products approved for commercial sale and have not generated any revenue from product sales. We have never been profitable and have incurred operating losses in each year since inception. Our net losses were $6.9 million for the year ended December 31, 2019, and we have incurred net loss of $1.8 million and $3.9 million for the three and the six months ended June 30, 2020, respectively. We have prepared our financial statements on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts of liabilities that might be necessary should we be unable to continue in existence.
We will continue to require substantial additional capital to continue our clinical development and potential commercialization activities. Accordingly, we will need to raise substantial additional capital to continue to fund our operations. The development of our product candidates have been funded in part through federal and state grants, including, but not limited to, the funding received from CPRIT. The amount and timing of our future funding requirements will depend on many factors, including but not limited to the pace and results of our clinical development efforts, as well as our ability to access the funding remaining available under the CPRIT grant. To date, we have also financed our operations primarily through the sale of equity securities. Our stock price has been negatively impacted in part by the downturn in the financial markets due to the COVID-19 pandemic. This in turn will likely negatively impact our ability to raise funds through equity-related financings. Further, the global economic downturn may impair our ability to obtain additional financing through other means, such as debt financing. There can be no assurance we will be able to secure additional financing on favorable terms to us, or at all. Further any debt financing may contain restrictive covenants which limit our operating flexibility and any equity financing will likely result in additional and possibly significant dilution to existing stockholders. Failure to raise sufficient capital, as and when needed or on commercially reasonable terms, would have a significant and negative impact on our financial condition and our ability to develop our product candidates.

Raising additional capital may cause dilution to our stockholders, restrict our operations, or require us to relinquish rights.

To the extent that we raise additional capital through the sale of equity, convertible debt, or other securities convertible into equity, the ownership interest of our existing stockholders will be diluted, and the terms of these new securities may include liquidation or other preferences that adversely affect rights of our equity holders. Debt financing, if available at all, would likely involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, making additional product acquisitions, or declaring dividends. If we raise additional funds through strategic collaborations or licensing arrangements with third parties, we may have to relinquish valuable rights to its product candidates or future revenue streams or grant licenses on terms that are not favorable to us. We may not be able to obtain additional funding when necessary to fund our entire portfolio of product candidates to meet its projected plans. If we are unable to obtain funding on a timely basis, we may be required to delay or discontinue one or more of our development programs or the commercialization of any product candidates or be unable to expand our operations or otherwise capitalize on potential business opportunities. The occurrence of any of these events could materially harm our business, financial condition, and results of operations.

We rely on federal and state grants, including funding from CPRIT and failure to receive additional grants may harm our business.

During the course of the development of our product candidates, we have been funded in part through federal and state grants, including but not limited to the funding we received from CPRIT. The grants have been, and any future government grants and contracts we may receive may be, subject to the risks and contingencies set forth in our Annual Report on Form 10-K for the year ended December 31, 2019, including under the risk factor entitled “Reliance on government funding for our programs may add uncertainty to its research and commercialization efforts with respect to those programs that are tied to such funding and may impose requirements that limit its ability to take specified actions, increase the costs of commercialization and production of product candidates developed under those programs and subject it to potential financial penalties, which could materially and adversely affect our business, financial condition and results of operations.” The CPRIT agreement was awarded in June 2016 and originally provided for a three-year grant award of up to $18.7 million to fund the development of the LSD-1 inhibitor. As of March 31, 2020, we had received an aggregate of $9.6 million from the CPRIT grant. A portion of the remaining $9.1 million CPRIT grant was for a castration-resistant prostate study (approximately $2.6 million). As we have elected not to pursue this study, we will be requesting from CPRIT approval to redeploy the allocated prostate study funds to our expanded Ewing sarcoma trial. If CPRIT terminates our agreement prior to the expiration due to an event of default or if we terminate the agreement, CPRIT may require us to repay some or all of the disbursed grant. The term of the CPRIT agreement was extended through May 2020 and we have applied for an extension with a proposed contract end date of November 30, 2020. Although we may apply for government contracts and grants in the future, we may not be successful in obtaining additional grants for any product candidates or programs. Failure to receive government grants in the future may harm our business.

Risks Related to Salarius’ Reliance on Third Parties
We rely on third parties to conduct our clinical trials, manufacture our product candidates, and perform other services. If these parties are not able to successfully perform due to the impact of the COVID-19 pandemic or otherwise, there may be delays in our ability to successfully complete clinical development, obtain regulatory approval or commercialize our product candidates, any of which in turn could substantially harm our business.

We have relied and plan to continue to rely upon third-parties such as contract research organizations ("CROs,") and hospitals to conduct, monitor and manage our ongoing clinical programs. We rely on these parties for execution of clinical trials and manage and control only some aspects of their activities. In addition, third parties may not prioritize our clinical trials relative to those of other customers due to resource or other constraints as a result of the COVID-19 pandemic. Due to the continued impact of the COVID-19 pandemic or otherwise, we may experience enrollment at a slower pace at certain of our clinical trial sites than initially anticipated. Further, our clinical trial sites may be required to suspend enrollment due to travel restrictions, workplace safety concerns, quarantine, facility closures, and other governmental restrictions. As a result, results from our clinical trials may be delayed, which in turn would have a material adverse impact on our clinical trial plans and timelines and impair our ability to successfully complete clinical development, obtain regulatory approval, or commercialize our product candidates. This in turn would substantially harm our business and operations.
We expect to rely on third parties to manufacture our clinical product supplies and to produce and process our product candidates, if approved. The commercialization of any of our product candidates could be stopped, delayed or made less profitable if those third parties are unable to provide us with sufficient quantities of drug product, or to do so at acceptable quality levels or prices due to the COVID-19 pandemic or otherwise.
We currently rely on outside vendors to manufacture our clinical supplies of our product candidates and plans to continue relying on third parties to manufacture our product candidates on a commercial scale, if approved. The COVID-19 pandemic has placed a significant strain on the pharmaceutical industry, manufacturers of clinical supplies, healthcare-related supplies and resources, and the healthcare-related manufacturing sector in general. The impact of the COVID-19 pandemic has exacerbated the risks to which we are subject due to its reliance on third-party manufacturers. For example, we may be unable to identify manufacturers on acceptable terms or at all or third-party manufacturers may not be able to execute our manufacturing procedures appropriately or may not perform as agreed or may not remain in the contract manufacturing business for the time required to supply our clinical trials or to successfully produce, store and distribute our products.
Additionally, our manufacturers may experience manufacturing difficulties due to resource constraints, the impact of the COVID-19 pandemic, or as a result of labor disputes or unstable political environments. If our manufacturers were to encounter any of these difficulties, or otherwise fail to comply with their contractual obligations, our ability to provide our its product candidates to patients in clinical trials would be jeopardized. Any delay or interruption in the supply of clinical trial supplies could delay the completion of clinical trials, increase the costs associated with maintaining clinical trial programs and, depending upon the period of delay, require us to commence new clinical trials at additional expense or terminate clinical trials completely.
Risks Related to Salarius’ Business Operations
Due to our limited number of employees, our operations could be significantly and disproportionately impacted if any of our personnel were to test positive for COVID-19.
We are a small company with a limited number of employees performing multiple tasks each. We are also highly dependent on David J. Arthur, our president and chief executive officer, the loss of whose services may adversely impact the achievement of our objectives. There is currently a shortage of highly qualified personnel in our industry, which is likely to continue. Additionally, this shortage of highly qualified personnel is particularly acute in the area where our headquarter is located. If any of our personnel were to test positive for COVID-19, it would likely significantly impair our operations. The loss of services of any of our personnel, including Mr. Arthur, particularly for an extended period due to COVID-19 or otherwise, would likely impede the progress of our research, development, and commercialization objectives and would negatively impact our ability to succeed in our product development strategy.

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

The terms of the warrants issued in the February Offering could impede our ability to enter into certain transactions or obtain additional financing.

The terms of the warrants issued in the February Offering require us, upon the consummation of any “fundamental transaction” (as defined in the securities), to, among other obligations, cause any successor entity resulting from the fundamental transaction to assume all of our obligations under the such warrants and the associated transaction documents. In addition, holders of Series A convertible preferred stock and such warrants are entitled to participate in any fundamental transaction on an as-converted or as-exercised basis, which could result in the holders of our common stock receiving a lesser portion of the consideration from a fundamental transaction. The terms of such warrants could also impede our ability to enter into certain transactions or obtain additional financing in the future.

Terms of subsequent financings may adversely impact our stockholders.

To finance our future business plans and working capital needs, we will need to raise funds through the issuance of equity or debt securities. Depending on the type and the terms of any financing we pursue, stockholders’ rights and the value of their investment in our common stock and warrants could be reduced. A financing could involve one or more types of securities including common stock, convertible debt, or warrants to acquire common stock. These securities could be issued at or below the then prevailing market price for our common stock. In addition, if we issue secured debt securities, the holders of the debt would have a claim to our assets that would be senior to the rights of stockholders until the debt is paid. Interest on these debt securities would increase costs and negatively impact operating results. If the issuance of new securities results in diminished rights to holders of our common stock, the market price of our common stock and the value of any outstanding warrants could be negatively impacted.

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

If we fail to comply with the continued listing standards of Nasdaq, our common stock may be delisted from Nasdaq. This in turn could result in significantly reduced trading liquidity, reduced trading volumes, and loss of research analyst coverage, among other consequences. These in turn could result in a further decline in the market price of common stock and would have a material adverse effect on our company.

On April 9, 2020, we were notified (the "Notice") by Nasdaq Stock Market, LLC ("Nasdaq") that on April 8, 2020 the average closing price of our common stock over the prior 30 consecutive trading days had fallen below $1.00 per share, which is the minimum average closing price required to maintain listing on Nasdaq under Nasdaq Listing Rule 5450(a)(1) (the “Minimum Bid Requirement”). We were subsequent notified by Nasdaq on June 15, 2020 that we have regained compliance with the Minimum Bid Requirement.
However, we cannot assure you that we will continue to comply with the continued listing standards of Nasdaq. To the extent that we are unable to maintain listing compliance or are unable to resolve any listing deficiency in the future, there is a risk that our common stock may be delisted from Nasdaq, which would adversely impact liquidity of our common stock and potentially result in even lower bid prices for our common stock.

If, for any reasons, Nasdaq should delist our common stock, and if our common stock is not then eligible for quotation on another market for exchange, trading of shares of our common stock could be conducted in the over-the=counter markets. In such event, a reduction in some or all of the following may occur, each of which could materially and adversely affect our stockholders:
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
The occurrence of any of these events could result in a further decline in the market price of common stock and could have a material adverse effect on us.

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

10.2+	Salarius Pharmaceuticals, Inc., 2015 Equity Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 19, 2020).
10.3+
Salarius Pharmaceuticals, Inc., 2015 Employee Stock Purchase Plan, as amended (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 19, 2020).

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

SALARIUS PHARMACEUTICALS, INC.

		By:	/s/ David J. Arthur
David J. Arthur President and Chief Executive Officer (Principal Executive Officer)

		By:	/s/ Mark J. Rosenblum
Mark J. Rosenblum Chief Financial Officer and Executive Vice President of Finance (Principal Financial Officer and Principal Accounting Officer)

Date:	August 12, 2020