Form 10-Q
period 2020-09-30
Salarius Pharmaceuticals, Inc.
filed 2020-11-12
CIK 1615219

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
OR
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

As of November 9, 2020, there were 19,843,866 shares of common stock outstanding.

SALARIUS PHARMACEUTICALS, INC.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
The information in this Quarterly Report on Form 10-Q, including the information incorporated herein by reference, include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These are statements that include, but are not limited to, statements about future periods; the Company's strategy and ongoing development programs; the Company's clinical trials, including status, costs, goals, timing and other expectations related thereto; the Company’s belief as to the potential of its lead compound, SP-2577; the Company's strategic collaborations and license agreements, intellectual property, FDA approval process and government regulation; the potential for Seclidemstat to target the epigenetic dysregulation underlying Ewing sarcoma and advanced solid tumors including, but not limited to, prostate, breast, ovarian, melanoma, colorectal and other cancers; expected timing and results of clinical studies; the ability of seclidemstat to demonstrate drug activity the nature, strategy and focus of the Company; the development and commercial potential of any product candidates; the Company's ability and plan to regain and maintain compliance with Nasdaq's continued listing standards; the Company’s expectations as to revenue, cash flow, and expenses; critical accounting policies; the potential impact of the COVID-19 pandemic on the Company’s business, operations, cash flow and ability to obtain additional financing; the sufficiency of the Company's cash on hand for future operating and capital requirements; the Company's liquidity position, future capital requirements, and need for, and ability to secure, additional financing; the ability of the Company to access additional financing under the Grant Contract with Cancer Prevention and Research Institute of Texas; the Company's operating losses and ability to continue as a going concern and management plan to obtain additional capital through the sale of equity securities in one or more offerings or through issuances of debt instruments, and the Company's decision to engage in any new collaborations or selectively partnering its technology to improve the Company's ability to continue as a going concern. These forward-looking statements are based on current expectations and beliefs and involve numerous risks and uncertainties, including those discussed under “Part I — Item 1A — Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2019, and under Part II — Item 1A — Risk Factors in this Quarterly Report on Form 10-Q. These risks and uncertainties that could cause actual results to differ materially from expectations or those expressed in these forward-looking statements. These forward-looking statements should not be relied upon as predictions of future events as we cannot assure you that the events or circumstances reflected in these statements will be achieved or will occur. When used in this report, the words “believe,” “may,” “could,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” “indicate,” “seek,” “should,” “would,” “aim,” “target” and similar expressions are intended to identify forward-looking statements, though not all forward-looking statements contain these identifying words. All statements, other than statements of historical fact, are statements that could be deemed forward-looking statements.

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

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

SALARIUS PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2020	December 31, 2019

Assets
Current assets:
Cash and cash equivalents	$9,557,813	$3,738,900
Grants receivable from CPRIT	3,212,678	—
Prepaid expenses and other current assets	1,148,667	955,899
Total current assets	13,919,158	4,694,799
Property and equipment, net	15,635	25,016
Goodwill	8,865,909	8,865,909
Other assets	262,509	308,674
Total assets	$23,063,211	$13,894,398
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$1,195,063	$1,790,966
Accrued expenses and other current liabilities	448,862	160,783
Note payable	761,096	502,332
Deferred revenue	—	541,701
Warrant liability	52,224	317,762
Total liabilities	2,457,245	3,313,544

Commitments and contingencies (Note 6)

Stockholders' equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; 0 issued and outstanding	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized; 19,821,716 and 4,519,533 shares issued at September 30, 2020 and December 31, 2019, and 19,818,912 and 4,511,174 shares outstanding at September 30, 2020 and December 31, 2019, respectively	1,981	451
Additional paid-in capital	38,265,391	22,657,103
Accumulated deficit	(17,661,406)	(12,076,700)
Total stockholders' equity	20,605,966	10,580,854
Total liabilities and stockholders' equity	$23,063,211	$13,894,398

See accompanying notes to condensed consolidated financial statements.

SALARIUS PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2020	2019	2020	2019
Revenue:
Grant revenue	$1,378,239	$874,949	$3,754,379	$2,426,362
Operating expenses:
Research and development	1,803,682	1,140,909	4,890,375	2,680,982
General and administrative	1,333,062	3,494,205	4,893,021	5,950,431
Total operating expenses	3,136,744	4,635,114	9,783,396	8,631,413
Loss before other income (expense)	(1,758,505)	(3,760,165)	(6,029,017)	(6,205,051)
Change in fair value of warrant liability	45,103	1,130,848	265,538	1,130,848
Government grants and other income	—	—	179,027	—
Interest income (expense), net	(3,230)	(752)	(254)	18,413
Loss from continuing operations	(1,716,632)	(2,630,069)	(5,584,706)	(5,055,790)
Income from discontinued operations	—	2,348	—	2,348
Net loss	$(1,716,632)	$(2,627,721)	$(5,584,706)	$(5,053,442)

Loss per common share — basic and diluted	$(0.10)	$(0.73)	$(0.40)	$(1.68)
Weighted-average number of common shares outstanding — basic and diluted	17,968,664	3,605,913	13,833,410	3,002,736

See accompanying notes to condensed consolidated financial statements.

SALARIUS PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30
	2020	2019
Operating activities
Net loss	$(5,584,706)	$(5,053,442)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, amortization and impairment	12,699	123,174
Equity-based compensation expense	149,660	579,721
Equity-based service expense	25,000	—
Change in fair value of warrant liability	(265,538)	(1,130,848)
Changes in operating assets and liabilities:
Accounts Receivable	—	690
Inventories	—	1,169
Grants receivable	(3,212,678)	—
Prepaid expenses and other current assets	799,210	(206,956)
Accounts payable	(607,904)	(593,351)
Accrued expenses and other current liabilities	288,079	(235,817)
Due to/from related party	—	(1,517)
Deferred revenue	(541,701)	(2,426,361)
Net cash used in operating activities	(8,937,879)	(8,943,538)

Investing activities
Cash received in reverse acquisition	—	5,403,634
Proceeds received from disposal of discontinued operations	—	204,274
Net cash provided by investing activities	—	5,607,908

Financing activities
Proceeds from issuance of equity securities, net	14,810,945	1,508,179
Payment of dividend	—	(133,594)
Proceeds from warrants exercised for cash	636,214	—
Payments on note payable	(690,367)	(171,060)
Net cash provided by financing activities	14,756,792	1,203,525

Net increase (decrease) in cash, cash equivalents and restricted cash	5,818,913	(2,132,105)
Cash, cash equivalents and restricted cash at beginning of period	3,738,900	6,131,781
Cash, cash equivalents and restricted cash at end of period	$9,557,813	$3,999,676

Supplemental disclosure of cash flow information:
Cash paid for interest	$6,615	$6,867
Non-cash investing and financing activities:
Accrued issuance costs for public offering	$12,001	$—
Issuance of shares for license	$—	$110,474
Conversion of liabilities to equity	$—	$2,869,412
Prepaid expense financed by note payable	$949,131	$920,217

See accompanying notes to condensed consolidated financial statements.

SALARIUS PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

	Common Stock		Preferred Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance at December 31, 2018	2,032,763	$203	—	—	$3,869,120	$(5,140,437)	$(1,271,114)
Issuance of equity securities	960,489	96	—	—	4,377,495	—	4,377,591
Issuance of equity securities for license	12,907	1	—	—	110,473	—	110,474
Equity-based compensation expense	9,550	1	—	—	35,406	—	35,407
Net loss	—	—	—	—	—	(1,522,076)	(1,522,076)
Balance at March 31, 2019	3,015,709	301	—	—	8,392,494	(6,662,513)	1,730,282
Distribution to stockholders	—	—	—	—	(99,758)	—	(99,758)
Equity-based compensation expense	8,910	1	—	—	6,033	—	6,034
Net loss	—	—	—	—	—	(903,645)	(903,645)
Balance at June 30, 2019	3,024,619	302	—	—	8,298,769	(7,566,158)	732,913
Effect of reverse acquisition	722,568	72	—	—	11,093,489	—	11,093,561
Equity-based compensation expense	8,997	1	—	—	538,279	—	538,280
Net loss	—	—	—	—	—	(2,627,721)	(2,627,721)
Balance at September 30, 2019	3,756,184	375	—	—	19,930,537	(10,193,879)	9,737,033

Balance at December 31, 2019	4,511,174	451	—	—	22,657,103	(12,076,700)	10,580,854
Issuance of equity securities, net	8,353,480	835	1,246,519	125	9,466,206	—	9,467,166
Preferred shares converted to common shares	777,825	78	(777,825)	(78)	—	—	—
Equity-based compensation expense	3,198	—	—	—	38,409	—	38,409
Net loss	—	—	—	—	—	(2,083,816)	(2,083,816)
Balance at March 31, 2020	13,645,677	$1,364	468,694	47	$32,161,718	$(14,160,516)	$18,002,613
Warrants exercised for cash	503,230	50	—	—	578,664	—	578,714
Preferred shares converted to common shares	468,694	47	(468,694)	(47)	—	—	—
Equity-based compensation expense	1,843	—	—	—	32,905	—	32,905
Equity-based services expense	18,564	2	—	—	24,998	—	25,000
Net loss	—	—	—	—	—	(1,784,258)	(1,784,258)
Balance at June 30, 2020	14,638,008	1,463	—	—	32,798,285	(15,944,774)	16,854,974
Warrants exercised for cash	50,000	5	—	—	57,495		57,500
Issuance of equity securities, net	5,130,390	513	—	—	5,331,265		5,331,778
Equity-based compensation expense	514	—	—	—	78,346		78,346

Net loss	—		—	—		(1,716,632)	(1,716,632)
Balance at September 30, 2020	19,818,912	1,981	—	—	38,265,391	(17,661,406)	20,605,966
See accompanying notes to condensed consolidated financial statements.

SALARIUS PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 1. ORGANIZATION AND OPERATIONS

Nature of Business

Salarius Pharmaceuticals, Inc. (“Salarius” or the “Company”), together with its subsidiaries, Salarius Pharmaceuticals, LLC, Flex Innovation Group LLC, and TK Pharma, Inc., is a clinical-stage biopharmaceutical company focused on developing effective treatments for cancers with high, unmet medical need. Specifically, the Company is developing treatments for cancers caused by dysregulated gene expression, i.e., genes are incorrectly turned on or off. The field concerned with gene expression regulation is called ‘epigenetics’. As cancers are often diseases driven by gene dysregulation, epigenetics is an area of interest for cancer treatment. The Company's lead epigenetic based technology was licensed from the University of Utah Research Foundation in 2011. The Company is located in Houston, Texas.

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

Going Concern and Management's Plan
Salarius has no products approved for commercial sale, has not generated any revenue from product sales to date and has suffered recurring losses from operations since its inception. The lack of revenue from product sales to date and recurring losses from operations since its inception raise doubt as to the Company's ability to continue as a going concern. The accompanying financial statements are prepared using accounting principles generally accepted in the United States applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities should the Company be unable to continue as a going concern. Salarius will require substantial additional capital to fund its research and development expenses related to its oncology drug seclidemstat. Based on Salarius’ expected cash requirements, Salarius believes that there is doubt that its existing cash and cash equivalents, including net proceeds from public offerings completed in February and August 2020, will be sufficient to fund its operations through one year from the financial statements issuance date.
The Company believes that its access to the capital markets, along with expected CPRIT funding will be sufficient to fund its operations into the second half of 2021. The Company intends to obtain additional capital through the sale of equity securities in one or more offerings or through issuances of debt instruments, and may also consider new collaborations or selectively partnering its technology. However, the Company cannot provide any assurance that it will be successful in accomplishing any of its plans.

Risks Related to Covid-19 Pandemic
The outbreak of COVID-19 has spread worldwide. On March 11, 2020, the World Health Organization declared the outbreak a pandemic. The COVID-19 pandemic is affecting the United States and global economies and may affect the Company’s operations and those of third parties on which the Company relies. While the potential economic impact brought by, and the duration of, the COVID-19 pandemic is difficult to assess or predict, the impact of the COVID-19 pandemic on the global financial markets may reduce the Company’s ability to access capital, which could negatively impact the Company’s long-term liquidity. The ultimate impact of the COVID-19 pandemic is highly uncertain and subject to change. The Company does not yet know the full extent of potential delays or impacts on its business, clinical trials or the drug procurement, financing, or other activities or on healthcare systems or the global economy as a whole. However, these effects could have a material impact on the Company’s liquidity, capital resources, operations, and business and those of the third parties on which we rely. See “Special Note About

Coronavirus (COVID-19)” of Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations, and "Risk Factors"

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

Unaudited Interim Financial Information

The accompanying interim financial statements are unaudited. These unaudited interim financial statements have been prepared in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. These unaudited interim financial statements should be read in conjunction with the audited financial statements and accompanying notes for the year ended December 31, 2019 included elsewhere in the Company's Annual Report on Form 10-K filed with the SEC on March 23, 2020. In the opinion of management, the unaudited interim financial statements reflect all the adjustments (consisting of normal recurring adjustments) necessary to state fairly the Company’s financial position as of September 30, 2020 and the results of operations for the three and nine months ended September 30, 2020 and 2019. The interim results of operations are not necessarily indicative of the results that may occur for the full fiscal year. The December 31, 2019 balance sheet included herein was derived from the audited financial statements, but does not include all disclosures, including notes, required by GAAP for complete financial statements.

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

The Company maintains several bank accounts including an interest-bearing account for funds received from Cancer Prevention and Research Institution of Texas ("CPRIT") funded amount. At September 30, 2020 and

December 31, 2019, the CPRIT bank balance was approximately $0 and $1.0 million, respectively. These funds were used for costs for allowable expenses, primarily research and development expenses. The grant has a mandatory fund matching requirement. Subject to CPRIT review, the Company believes that all matching fund requirements have been met at September 30, 2020.

Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that their carrying value may not be recoverable. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. There were no impairment charges related to long-lived assets for the three and nine months ended September 30, 2020. During the three and nine months ended September 30, 2019, impairment charges related to long-lived assets were $0 and $110,474, respectively.

Goodwill

Goodwill is not amortized but is tested at least annually for impairment at the reporting unit level. The Company has determined that the reporting unit is the single operating segment disclosed in its current financial statements.

Impairment is the condition that exists when the carrying amount of goodwill exceeds its implied fair value. The first step in the impairment process is to determine the fair value of the reporting unit and then compare it to the carrying value, including goodwill. If the fair value exceeds the carrying value, no further action is required and no impairment loss is recognized. Additional impairment assessments may be performed on an interim basis if the Company encounters events or changes in circumstances that would indicate that, more likely than not, the carrying value of goodwill has been impaired. There was no impairment of goodwill during the three and nine months ended September 30, 2020 or September 30, 2019, respectively.

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

The Company uses the Black-Scholes option valuation model to estimate the fair value of the stock-based compensation and incentive units. Assumptions utilized in these models including expected volatility calculated based on implied volatility from traded stocks of peer companies, dividend yield and risk-free interest rate. Additionally, forfeitures are accounted for in compensation cost as they occur.

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

The number of anti-dilutive shares, consisting of common shares underlying (i) common stock options, (ii) stock purchase warrants, (iii) unvested restricted stock, (iv) convertible preferred stock and (v) rights entitling holders to receive warrants to purchase the Company's common shares, which have been excluded from the computation of diluted loss per share, was 10,075,278 and 389,488 shares as of September 30, 2020 and 2019, respectively.

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
The Company accounts for uncertain tax positions in accordance with the provisions of ASC 740. When uncertain tax positions exist, the Company recognizes the tax benefit of tax positions to the extent that the benefit will more likely than not be realized. The determination as to whether the tax benefit will more likely than not be realized is based upon the technical merits of the tax position as well as consideration of the available facts and circumstances. As of September 30, 2020 and December 31, 2019, the Company did not have any significant uncertain tax positions and no interest or penalties have been charged. The Company's practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company is subject to routine audits by taxing jurisdictions.
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

Unaudited Pro Forma Disclosure

The following unaudited pro forma financial information summarizes the results of operations for the nine months ended September 30, 2020 and 2019 as if the merger described above had been completed as of January 1, 2019. Pro forma information primarily reflects adjustments relating to the reversal of transaction costs. Assuming that the merger had been completed as of January 1, 2019, the transaction costs would have been expensed in the prior period.

	Nine Months Ended September 30,
	2020	2019
Revenues	$3,754,379	$2,426,362
Net loss	(5,584,706)	(7,802,709)
Net loss per share	(0.40)	(2.08)

NOTE 4. GRANTS RECEIVABLE
Grants receivable represents qualifying costs incurred and there is reasonable assurance that conditions of the grant have been met but the corresponding funds have not been received as of the reporting date. Grants receivable balances are $3,212,678 and $0 as of September 30, 2020 and December 31, 2019, respectively.

NOTE 5. PREPAID EXPENSES AND OTHER CURRENT ASSETS
Prepaid expenses and other current assets at September 30, 2020 and December 31, 2019 consisted of the following:

	September 30, 2020	December 31, 2019
Prepaid clinical trial expenses	$36,518	$202,743
Prepaid insurance	972,236	617,096
Other prepaid and current assets	139,913	136,060
Total prepaid expenses and other current assets	$1,148,667	$955,899

Prepaid insurance is comprised of prepaid directors' and officers' insurance. In July 2020 and 2019, the Company financed their directors' and officers' insurance premium with a short term note, the principal amount of which is approximately $0.9 million bearing interest at a rate of 2.49% and 4.61%. The note payable balances, which were included within Current Liabilities on the Condensed Consolidated Balance Sheets, were $761,096 and $502,332 at September 30, 2020 and December 31, 2019, respectively.

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

Cancer Prevention and Research Institute of Texas

In June 2016, the Company entered into a Cancer Research Grant Contract with CPRIT. Pursuant to the contract, CPRIT awarded the Company a grant of up to $18.7 million to fund the development of LSD-1 inhibitor. This is a 3-year grant award which originally expired on May 31, 2019. However, the Company was approved for an extension with a contract end date of May 31, 2021.

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

The CPRIT grant is subject to funding conditions including a matching funds requirement where the Company will match 50% of funding from the CPRIT grant. As of September 30, 2020, the Company has received an aggregate of $9.6 million from the CPRIT grant. A portion of the remaining $9.1 million CPRIT grant was for a castration-resistant prostate study (approximately $2.6 million). The Company has elected not to pursue this study, and accordingly this amount will no longer be available.

There was no funding received from CPRIT during the nine months ended September 30, 2020. At September 30, 2020 and December 31, 2019, the Company had deferred revenue of $0 and $541,701, respectively, related to the CPRIT contract. At September 30, 2020 and December 31, 2019, the Company had grants receivable of $3,212,678 and $0, respectively, related to the CPRIT contract.

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
The following table sets forth a summary of changes in the fair value of Level 3 liabilities, the warrant associated with the Flex Pharma merger measured at fair value on a recurring basis for the three and nine months ended September 30, 2020:

Description	Balance at December 31, 2019	Change in Fair Value	Balance at September 30, 2020
Warrant liability	$317,762	$(265,538)	$52,224

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

As of September 30, 2020, all 1,246,519 shares of Series A convertible preferred stock were converted to common stock.

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

During the nine months ended September 30, 2019 the Company issued 960,489 common shares (4,035 Series A preferred units and 350 profit interest units of Private Salarius) for $4,377,591 (net of offering cost of $10,617).

In December 2018, the Company agreed to issue an unrelated party 12,907 common shares (91 common units of Private Salarius) to acquire licenses for the DNMT1 inhibitor. The issuance was approved in January 2019 and the license was granted in 2018.

Warrants Exercised for Cash
During the nine months ended September 30, 2019, the Company issued 553,230 common shares as a result of warrant exercises, and received cash proceeds of approximately $0.6 million. As of September 30, 2020, 9,046,769 of warrants issued in the February Offering were still outstanding.
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

The Company accounted for these warrants at fair value using Level 3 inputs. The Company determined the fair value of this warrant liability using a Black-Scholes valuation model. Using this method, unobservable inputs included the Company’s equity value, expected timing of possible outcomes, risk free interest rates and stock price volatility.

Variables used in the Black-Scholes model are as follows:

	September 30, 2020	December 31, 2019
Discount rate	0.22%	1.69%
Expected life (years)	4.31 years	5.06 years
Expected volatility	125.28%	103.07%
Expected dividend	—%	—%

Wedbush Warrant

On July 19, 2019, upon the closing of the merger, the Company elected to issue warrants to purchase 42,928 common shares to Wedbush Securities Inc. ("Wedbush") to satisfy $500,000 of the $1,000,000 success fee payable to Wedbush at the closing of the merger. The remaining $500,000 success fee was paid in cash. These warrants have an exercise price of $18.90 and a 5-year term. As of September 30, 2020, all warrants issued to Wedbush were outstanding.

NOTE 9. EQUITY-BASED COMPENSATION
Equity Incentive Plans
The Company has granted options to employees, directors, and consultants under the 2015 Equity Incentive Plan (the "2015 Plan"). On July 19, 2019, the Company completed a merger with Flex Pharma and Flex Pharma had fully vested options to purchase 90,279 common shares outstanding as of the date of the merger and 34,385 of these options continue to be exercisable as of September 30, 2020. The 2015 Plan provides for the grant of incentive stock options ("ISOs"), nonstatutory stock options, restricted stock awards, restricted stock units, stock appreciation rights, performance-based stock awards and other stock-based awards. Additionally, the 2015 Plan provides for the grant of performance-based cash awards. ISOs may be granted only to the Company's employees. All other awards may be granted to the Company's employees, including officers, and to non-employee directors and consultants. As of September 30, 2020, there were 830,348 shares remaining available for the grant of stock awards under the 2015 Plan.
On March 23, July 14 and September 16, 2020, the Company awarded 182,000 , 541,118 and 20,000 respectively, of stock options to its employees and directors, pursuant to the plan described above. Stock options generally vest over one to four years and have a contractual term of ten years. Stock options are valued using the Black-Scholes option pricing model and compensation cost is recognized based on the resulting value over the service period. Expected volatilities utilized in the model are based on implied volatilities from traded stocks of peer companies. Similarly, the dividend yield is based on historical experience and the estimate of future dividend yields. The risk-free interest rate is derived from the U.S. Treasury yield curve in effect at the time of grant. The expected term of the options is based on the average period the stock options are expected to remain outstanding. The fair value of the option grants of $92,007, $623,561 and $15,679 has been estimated with the following assumptions on the grant date.

	3/23/2020	7/14/2020	9/16/2020
Risk-free interest rate	0.48%	0.37%	0.38%
Volatility	113.17%	124.20%	125.42%
Expected life (years)	5.80	6.00	6.00
Expected dividend yield	0%	0%	0%

The following table summarizes stock option activity for employees and non-employees for the nine months ended September 30, 2020:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2019	166,233	$34.42	6.53	$—
Granted	743,118	0.98
Forfeited	(36,613)	—
Expired	(30,766)
Outstanding at September 30, 2020	841,972	$4.55	9.32	$—
Exercisable at September 30, 2020	69,813	$37.84	5.43	$—

As of September 30, 2020, there was approximately $358,869 of total unrecognized compensation cost related to unvested stock options. Total unrecognized compensation cost will be adjusted for future changes in employee and non-employee forfeitures, if any. The Company expects to recognize that cost over a remaining weighted-average period of 3.3 years.

NOTE 10 PAYROLL PROTECTION PROGRAM

On April 13, 2020, the Company was granted a loan of approximately $0.18 million from the Paycheck Protection Program ("PPP") established under the Coronavirus Aid, Relief and Economic Security Act ("CARES Act"). The loan matures on April 13, 2022 and bears interest at a rate of 1% per annum. Under the terms of the PPP, certain amounts of the Loan may be forgiven if they are used for qualifying expenses as described in the CARES Act. The proceeds of the loan were used in full to pay for payroll disbursement after it was received, which the Company expects to comply with the PPP eligibility and loan forgiveness criteria. As such, the loan was accounted as a government grant at September 30, 2020. The Company will continually reassess its ability to meet the forgiveness conditions, and it may have to reverse income if it can no longer support a conclusion that it expects to meet the conditions.

NOTE 11. SUBSEQUENT EVENTS

On October 5, 2020 the Company was notified by Nasdaq Stock Market that on October 4, 2020 the average closing price of the Company's common stock over the prior 30 consecutive trading days had fallen below $1.00 per share, which is the minimum average closing price required to maintain listing on Nasdaq under Nasdaq Listing Rule 5450(a)(1) .The Company intends to actively monitor the closing bid price of its common stock and will evaluate available options to regain compliance with the requirement.

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
Overview
We are a clinical-stage biopharmaceutical company focused on developing effective treatments for cancers with high, unmet medical need. Specifically, we are developing treatments for cancers caused by dysregulated gene expression, i.e., genes are incorrectly turned on or off. The field concerned with gene expression regulation is called ‘epigenetics’. As cancers are often diseases driven by gene dysregulation, epigenetics is an area of interest for cancer treatment. Our lead epigenetic based technology, seclidemstat (SP-2577), may treat cancers by restoring correct gene expression.

SP-2577, which we call seclidemstat, was licensed from the University of Research Foundation in 2011. SP-2577 is a small molecule that inhibits the epigenetic enzyme lysine specific demethylase 1 (“LSD1”). LSD1’s enzymatic activity can cause genes to turn on or off and thereby affect the cell’s gene expression and overall activity. In addition, LSD1 can act via its scaffolding properties (protein-protein interactions), independently of its enzymatic function, to alter gene expression and modulate cell fate. In healthy cells, LSD1 is necessary for stem cell maintenance and normal cell development processes. However, in several cancers LSD1 is highly expressed and acts to incorrectly silence or activate genes leading to disease progression. High levels of LSD1 expression are often associated with aggressive cancer phenotypes and poor patient prognosis. Hence, development of targeted LSD1 inhibitors is of interest for the treatment of various cancers. SP-2577 uses a novel, reversible mechanism to effectively inhibit LSD1’s enzymatic and scaffolding properties and thereby treat and prevent cancer progression.
Our first indication of interest for SP-2577 is a devastating bone and soft-tissue cancer called Ewing sarcoma. Ewing sarcoma mostly afflicts adolescents and young adults, with the median age of diagnosis being 15. The most commonly expressed fusion oncoprotein in Ewing sarcoma is the EWS-FLI fusion protein, which is present in approximately 85% of Ewing sarcoma cases. The LSD1 enzyme associates with EWS-FLI (and other E26 Transformation-Specific (“ETS”) fusion proteins) and is thought to promote tumor growth. We believe the SP-2577 molecule helps inhibit EWS-FLI activity by disrupting EWS-FLI from associating with LSD1 and other proteins that are necessary for its cancer promoting activity. Therefore, we believe that SP-2577 can potentially reverse the cancer promotion gene expression and thereby possibly prevent Ewing sarcoma tumor growth and promote cancer cell death. Preclinical studies of SP-2577 in certain Ewing sarcoma animal models showed a significant tumor reduction as well as a significant survival benefit compared to untreated animals. Our ongoing Phase 1/2 clinical trial is designed as a single agent dose escalation followed by a dose expansion study. The trial can enroll up to 50 relapsed or refractory Ewing sarcoma patients. The primary objectives of the study are to assess the safety and tolerability of SP-2577. Secondary objectives include assessing preliminary efficacy of SP-2577. We recently announced that we plan to amend the Ewing sarcoma trial to also include up to 30 Ewing-related sarcoma patients upon reaching the dose expansion phase.
As LSD1 can interact with over 60 regulatory proteins other than EWS-FLI, we believe that LSD1 may also play a critical role in progression of various other cancer types. These include both solid tumors and hematologic malignancies. In the second quarter of 2019, we initiated a second company-sponsored Phase 1/2 trial to study SP-2577 in Advanced Solid Tumors. The Advanced Solid Tumor (“AST”) trial is a single agent dose escalation, dose expansion study enrolling patients with advanced malignancies, excluding Ewing sarcoma or central nervous system tumors. In addition, we are conducting preclinical work with SP-2577 for use in hematologic cancers.

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
We have no products approved for commercial sale and have not generated any revenue from product sales. We have never been profitable and have incurred operating losses in each year since inception. We had an accumulated deficit of $17,661,406 as of September 30, 2020. Substantially all of our operating losses resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations.
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
As of September 30, 2020, the Cancer Prevention and Research Institution of Texas ("CPRIT") fund matching requirements had been fully met. As of September 30, 2020, we have received an aggregate of $9.6 million from the CPRIT grant. A portion of the remaining $9.1 million CPRIT grant was for a castration-resistant prostate study (approximately $2.6 million). The Company has elected not to pursue this study, and accordingly this amount will no longer be available. The Company was approved for an extension with a contract end date of May 31, 2021.

We believe that our $9.6 million in cash and cash equivalents on hand as of September 30, 2020, and the expected CPRIT funds available are sufficient to fund our anticipated operating and capital requirements into the second half of 2021, however, we will continue to require substantial additional capital to continue our clinical development activities. Accordingly, we will need to raise substantial additional capital to continue to fund our operations as a whole. The amount and timing of our future funding requirements will depend on many factors, including the pace and results of our development, regulatory and commercialization efforts. Failure to raise capital as and when needed, on favorable terms or at all, would have a negative impact on our financial condition and our ability to develop and commercialize our product candidates and to fund our operations.
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

Recent Developments

On July 29, 2020, the Company announced the expansion of its ongoing clinical trial of seclidemstat in patients with relapsed or refractory Ewing sarcoma to include additional select sarcomas that share a similar biology to Ewing sarcoma, also known as Ewing-related sarcomas. The amendment to the ongoing clinical trial will allow patients with Ewing-related sarcomas, which share a similar gene rearrangement to Ewing sarcoma, to enroll in the ongoing trial. Sarcomas of interest include myxoid liposarcoma, desmoplastic small round cell tumors and other sarcomas with FET family translocations, i.e. Ewing-related sarcomas.

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

Results of Operations
Three Months Ended September 30, 2020 Compared to the Three Months Ended September 30, 2019
The following table sets forth the condensed consolidated results of our operations for the three months ended September 30, 2020 compared to the three months ended September 30, 2019.

	Three months ended September 30		Effect on Net Loss(a)
	2020	2019	$	%
Grant revenue	$1,378,239	$874,949	$503,290	58%
Research and development expenses	(1,803,682)	(1,140,909)	(662,773)	(58)%
General and administrative expenses	(1,333,062)	(3,494,205)	2,161,143	62%
Change in fair value of warrant liability	45,103	1,130,848	(1,085,745)	(96)%
Interest expense	(3,230)	(752)	(2,478)	(330)%
Income from discontinued operations	—	2,348	(2,348)	(100)%
Net loss	$(1,716,632)	$(2,627,721)	$911,089	35%
Note a - Positive numbers reduce net loss, negative numbers increase net loss.

Grant Revenue

Grant revenue, which was derived solely from the CPRIT grant, was $1,378,239 during the three months ended September 30, 2020 compared to $874,949 during the three months ended September 30, 2019. The increase in revenue from the CPRIT grant was due to an increase in overall expenses which resulted in an increase in the amount of expenses reimbursable under the grant. Given the nature of the development process, grant revenue will fluctuate depending on the stage of development and the timing of expenses.
Research and Development Expenses
Research and development expenses were $1,803,682 during the three months ended September 30, 2020 compared to $1,140,909 during the three months ended September 30, 2019. The 58% net increase of $662,773 was primarily due to the manufacturing of our active pharmaceutical ingredient in preparation of forecasted increased enrollment and clinical trial activity and higher personnel and consulting fees offsetting lower clinical trial spending.
General and Administrative Expenses
General and administrative expenses were $1,333,062 for the three months ended September 30, 2020 compared to $3,494,205 for the three months ended September 30, 2019. During the 2019 period the Company incurred significant one-time legal and professional service costs from the transformation into a public company during July 2019. In the current period, an increase in payroll expense was offset by a decrease in legal and travel expenses.
Change in Fair Value of Warrant Liability
The change in fair value of warrant liability of $45,103 was primarily due to the fluctuation of the price of our common stock ($1.32 per share on June 30, 2020 compared to $.84 per share on September 30, 2020). We recognized a gain of $45,103 due the change in fair value of warrant liability during the three months ended September 30, 2020.
Nine Months Ended September 30, 2020 Compared to the Nine Months Ended September 30, 2019
The following table sets forth the condensed consolidated results of our operations for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019.

	Nine months ended September 30		Effect on Net Loss(a)
	2020	2019	$	%
Grant revenue	$3,754,379	$2,426,362	$1,328,017	55%
Research and development expenses	(4,890,375)	(2,680,982)	(2,209,393)	(82)%
General and administrative expenses	(4,893,021)	(5,950,431)	1,057,410	(18)%
Change in fair value of warrant liability	265,538	1,130,848	(865,310)	(77)%
Government grants and other income	179,027	—	179,027	100%
Interest income(expense), net	(254)	18,413	(18,667)	(101)%
Income from discontinued operations	—	2,348	(2,348)	(100)%
Net loss	$(5,584,706)	$(5,053,442)	$(531,264)	(11)%
Note a - Positive numbers reduce net loss, negative numbers increase net loss.
Grant Revenue
Grant revenue, which was derived solely from the CPRIT grant, was $3,754,379 during the nine months ended September 30, 2020 compared to $2,426,362 during the nine months ended September 30, 2019. The increase in revenue from the CPRIT grant was due to an increase in overall expenses which resulted in an increase in the amount of expenses reimbursable under the grant. Given the nature of the development process, grant revenue will fluctuate depending on the stage of development and the timing of expenses.
Research and Development Expenses
Research and development expenses were $4,890,375 during the nine months ended September 30, 2020 compared to $2,680,982 during the nine months ended September 30, 2019. The 82% increase of $2,209,393 was primarily related to increased clinical trial and consulting fees related to the increased number of patients enrolled across additional clinical trial sites. Manufacturing expense significant increased during the current period resulting from increased production of active pharmaceutical ingredient.
General and Administrative Expenses
General and administrative expenses were $4,893,021 for the nine months ended September 30, 2020 compared to $5,950,431 for the same period a year ago. a decrease of $1,057,410. During the current period significant higher personnel related expenses and increased director & officers insurance costs were more than offset by lower professional fees and cost associated with July 2019 merger and transformation into a public company that did not recur in the current period.
Change in Fair Value of Warrant Liability
The change in fair value of warrant liability of $265,538 was primarily due to the fluctuation of the price of our common stock ($3.78 per share on December 31, 2019 compared to $.84 per share on September 30, 2020). We recognized a gain of $265,538 due the change in fair value of warrant liability during the nine months ended September 30, 2020 .

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

We have no products approved for commercial sale, have not generated any revenue from product sales to date and have suffered recurring losses from operations since our inception. The lack of revenue from product sales to date and recurring losses from operations since our inception raise substantial doubt as to our ability to continue as a going concern. Until we can generate a sufficient amount of revenue from our products, if ever, we expect to finance future cash needs through public or private equity or debt offerings. Additional capital may not be available on reasonable terms, if at all. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may have to significantly delay, scale back or discontinue the development or commercialization of one or more of our product candidates.

Based on our expected cash requirement, we believe that there is substantial doubt that our existing cash and cash equivalents will be sufficient to fund our operation through one year from the date of this report. See also "Risk Factors".
As of September 30, 2020, we had $11,461,913 of working capital and our cash and cash equivalents totaled $9,557,813, which were held in bank deposit accounts and money market funds. Our cash and cash equivalents balance increased during the nine months ended September 30, 2020, primarily due to our public offering which closed on February 11 and August 3, 2020.
Cash Flows

	Nine months ended September 30,
	2020	2019
Net cash (used in) provided by in:
Operating activities	$(8,937,879)	$(8,943,538)
Investing activities	—	5,607,908
Financing activities	14,756,792	1,203,525
Net increase (decrease) in cash and cash equivalents	$5,818,913	$(2,132,105)

Operating Activities
Net cash used in operating activities was $8,937,879 and $8,943,538 for the nine months ended September 30, 2020 and September 30, 2019, respectively. Our receivable from CPRIT increased $3.2 million in the current period reflecting unreimbursed CPRIT allowable cash spending.
Financing Activities
Net cash provided by financing activities for the nine months ended September 30, 2020 was $14,756,792 , compared to $1,203,525 for the same period of the year 2019. The increase of cash provided by financing activities resulted from the Company's completion of public offerings on February 11 and August 3, 2020 with net proceeds of approximately $14.8 million, and the receipt of approximately $0.6 million cash from the warrant exercised during the nine month ended September 2020. These increases were partially offset by the payment of $690,367 towards the principal on an insurance financing note.

Critical Accounting Policies and Estimates

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

Changes in Internal Control over Financial Reporting

During the three and nine months ended September 30, 2020, there was no significant change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
To date, the COVID-19 pandemic has negatively impacted the global economy and the magnitude, severity, and duration of this impact is unclear and difficult to assess. In addition, certain areas, including Texas where we are headquartered, have recently experienced a resurgence of COVID-19 cases. We have worked to adapt to the unexpected and challenging circumstances resulting from the COVID-19 pandemic and we have experienced minimal COVID-19 disruptions to our clinical programs, our manufacturing capabilities and our financing capabilities during the nine months ended September 30, 2020. Both our Ewing sarcoma clinical study and our Advanced Solid Tumor clinical study are active and continue to enroll patients. We plan to release clinical data from both studies, as previously disclosed, during 2020 and 2021. However, the situation with respect to the COVID-19 pandemic and its impact changes daily and is difficult to predict.

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

Risks Related to Salarius’ Financial Condition and Capital Requirements
Substantial doubt exists as to our ability to continue as a going concern
We have no products approved for commercial sale, has not generated any revenue from product sales to date and has suffered recurring losses from operations since its inception. The lack of revenue from product sales to date and recurring losses from operations since its inception raise substantial doubt as to the Company's ability to continue as a going concern. The financial statements accompanying this report are prepared using accounting principles generally accepted in the United States applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities should we be unable to continue as a going concern. We will require substantial additional capital to fund our research and development expenses related to our oncology drug Seclidemstat.

As of September 30, 2020, we had an accumulated deficit of $17.7 million, cash and cash equivalents of $9.6 million, and current liabilities of $2.5 million. Based on available resources, we believe that our cash and cash equivalents currently on hand are sufficient to fund our currently anticipated operating and capital requirements into the second half of 2021. Thus, our current capital resources are not sufficient to fund our planned operations for the next 12 months from the date of the financial statements included in this report. Moreover, we have not established a source of revenue and we expect to continue to incur losses for the foreseeable future as we continue our development of, and seek marketing approvals for, our product candidates. These factors individually and collectively raise substantial doubt about our ability to continue as a going concern and therefore it may be more difficult for us to attract investors. Unless we are able to raise additional capital to finance our operations, our long-term business plan may not be accomplished, and we may be forced to cease, reduce, or delay operations.

We will continue to require substantial additional capital to fund our clinical activities and operations and the impact of the COVID-19 pandemic on the financial markets will likely negatively impact our ability to raise additional financing.
We are a clinical development-stage biopharmaceutical company with a limited operating history. We have no products approved for commercial sale and have not generated any revenue from product sales. We have never been profitable and have incurred operating losses in each year since inception. Our net losses were $6.9 million for the year ended December 31, 2019, and we have incurred net loss of $1.7 million and $5.6 million for the three and the nine months ended September 30, 2020, respectively. We have prepared our financial statements on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts of liabilities that might be necessary should we be unable to continue in existence.
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

During the course of the development of our product candidates, we have been funded in part through federal and state grants, including but not limited to the funding we received from CPRIT. The grants have been, and any future government grants and contracts we may receive may be, subject to the risks and contingencies set forth in our Annual Report on Form 10-K for the year ended December 31, 2019, including under the risk factor entitled “Reliance on government funding for our programs may add uncertainty to its research and commercialization efforts with respect to those programs that are tied to such funding and may impose requirements that limit its ability to take specified actions, increase the costs of commercialization and production of product candidates developed under those programs and subject it to potential financial penalties, which could materially and adversely affect our business, financial condition and results of operations.” The CPRIT agreement was awarded in June 2016 and originally provided for a three-year grant award of up to $18.7 million to fund the development of the LSD-1 inhibitor. As of March 31, 2020, we had received an aggregate of $9.6 million from the CPRIT grant. A portion of the remaining $9.1 million CPRIT grant was for a castration-resistant prostate study (approximately $2.6 million). The Company elected not to pursue this study and accordingly this amount will no longer be available. If CPRIT terminates our agreement prior to the expiration due to an event of default or if we terminate the agreement, CPRIT may require us to repay some or all of the disbursed grant. The term of the CPRIT agreement was extended through November 30, 2020 and we were approved for an extension through May 31, 2021. Although we may apply for government contracts and grants in the future, we may not be successful in obtaining additional grants for any product candidates or programs. Failure to receive government grants in the future may harm our business.

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

On October 5, 2020, we were notified (the "Notice") by Nasdaq Stock Market, LLC ("Nasdaq") that on October 4, 2020 the average closing price of our common stock over the prior 30 consecutive trading days had fallen below $1.00 per share, which is the minimum average closing price required to maintain listing on Nasdaq under Nasdaq Listing Rule 5450(a)(1) (the “Minimum Bid Requirement”). In accordance with Llisting Rule 5810(c)(3))(A), we have a period of 180 calendar days to regain compliance with the Minimum Bid Requirement (the “Compliance Date”). To regain compliance, the closing bid price of our common stock must be at least $1.00 per share for a minimum of ten consecutive business days on or before the Compliance Date. If we do not regain compliance with the Minimum Bid Requirement by the Compliance Date, we may be eligible for an additional 180 calendar day compliance period
.
In addition to continuing to monitor the closing bid price of our common stock, we expect to consider available options to regain compliance with the Minimum Bid Requirement. However, we cannot assure you that we will continue to comply with the continued listing standards of Nasdaq. To the extent that we are unable to maintain listing compliance or are unable to resolve any listing deficiency in the future, there is a risk that our common stock may be delisted from Nasdaq, which would adversely impact liquidity of our common stock and potentially result in even lower bid prices for our common stock.

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

SALARIUS PHARMACEUTICALS, INC.

		By:	/s/ David J. Arthur
David J. Arthur President and Chief Executive Officer (Principal Executive Officer)

		By:	/s/ Mark J. Rosenblum
Mark J. Rosenblum Chief Financial Officer and Executive Vice President of Finance (Principal Financial Officer and Principal Accounting Officer)

Date:	November 12, 2020