Form 10-K
period 2020-12-31
Salarius Pharmaceuticals, Inc.
filed 2021-03-18
CIK 1615219

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
———————–––––—————————
FORM 10-K
————————————

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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

Registrant's Telephone Number, Including Area Code: (832) 834-6992
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

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-accelerated Filer	☒	Smaller Reporting Company	☒
Emerging Growth Company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐ No ☒
The aggregate market value of the common stock of the registrant held by non-affiliates of the registrant is $19,157,672 based on a share price of $1.32 which is the closing price per share on June 30, 2020.
As of March 15, 2021, there were 44,734,328 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the registrant’s definitive proxy statement for its 2021 Annual Meeting of Stockholders, which will be filed with the United States Securities and Exchange Commission within 120 days of December 31, 2020, are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

SUMMARY OF SELECTED RISKS ASSOCIATED WITH OUR BUSINESS
Our business is subject to numerous risks and uncertainties, including those discussed at length in the section titled “Risk Factors.” These risks include, among others, the following:

•	The approach we are taking to discover and develop novel oncology therapeutics using epigenetic enzymes to moderate transcription factors and thereby control abnormal protein expression is unproven and may never lead to marketable products.
•	Clinical trials are costly, time consuming and inherently risky, and we may fail to demonstrate safety and efficacy to the satisfaction of applicable regulatory authorities.
•	Salarius’ therapeutic product candidates are based on a relatively novel technology, which makes it difficult to predict the timing and cost of development and of subsequently obtaining regulatory approval, if at all.
•	Salarius’ product candidates may cause undesirable side effects or have other properties that could delay or prevent their regulatory approval, limit the commercial viability of an approved label, or result in significant negative consequences following marketing approval, if any. Salarius’ product development program may not uncover all possible adverse events that patients who take its product candidates may experience.
•	Salarius may find it difficult to enroll patients in its clinical trials given the limited number of patients who have the diseases for which its product candidates are being studied. Difficulty in enrolling patients is a common hurdle faced by early stage biotechnology companies and could, and often does, delay or prevent clinical trials of product candidates.
•	Salarius may face potential product liability, and, if successful claims are brought against it, Salarius may incur substantial liability and costs which could be greater than its insurance coverage or could adversely affect its financial condition.
•	We have incurred losses since our inception, have a limited operating history on which to assess our business, and anticipate that we will continue to incur significant losses for the foreseeable future.
•	Salarius has never generated any revenue from product sales and may never generate revenue or be profitable.
•	Raising additional capital may cause dilution to Salarius’ stockholders, restrict its operations or require Salarius to relinquish rights.
•	Salarius received Fast Track designation for one or more of its product candidates, but such designation may not actually lead to a faster development or regulatory review or approval process.
•	Even if Salarius obtains regulatory approval for a product, Salarius will remain subject to ongoing regulatory requirements.
•	Healthcare legislative reform measures may have a material adverse effect on Salarius’ business, financial condition or results of operations.
•	Salarius may be subject, directly or indirectly, to federal and state healthcare fraud and abuse laws, false claims laws, and health information privacy and security laws. If Salarius is unable to comply, or has not fully complied, with such laws, it could face substantial penalties.
•	Reliance on government funding for Salarius’ programs may add uncertainty to its research and commercialization efforts with respect to those programs that are tied to such funding and may impose requirements that limit its ability to take specified actions, increase the costs of commercialization and production of product candidates developed under those programs and subject Salarius to potential financial penalties, which could materially and adversely affect its business, financial condition and results of operations.
•	If Salarius fails to comply with environmental, health and safety laws and regulations, Salarius could become subject to fines or penalties or incur costs and liabilities that could have a material adverse effect on its business, financial condition or results of operations.
•	Salarius may not be successful in obtaining or maintaining necessary rights to its targets, product compounds and processes for its development pipeline through acquisitions and in-licenses.

•	Salarius intends to rely on patent rights for its product candidates and any future product candidates. If Salarius is unable to obtain or maintain exclusivity from the combination of these approaches, Salarius may not be able to compete effectively in its markets.
•	Salarius may not have sufficient patent term protections for its product candidates to effectively protect its business.
•	Third-party claims of intellectual property infringement may prevent or delay Salarius’ development and commercialization efforts.
•	Salarius may not be successful in meeting its obligations under its existing license agreements necessary to maintain its product candidate licenses in effect. In addition, if required in order to commercialize its product candidates, Salarius may be unsuccessful in obtaining or maintaining necessary rights to its product candidates through acquisitions and in-licenses.
•	The patent protection and patent prosecution for some of Salarius’ product candidates is dependent on third parties.
•	Salarius may not be able to protect its intellectual property rights throughout the world.
•	Salarius may be involved in lawsuits to protect or enforce its patents or the patents of its licensors, which could be expensive, time consuming, and unsuccessful.
•	Salarius relies on or will rely on third parties to conduct its clinical trials, manufacture its product candidates and perform other services. If these third parties do not successfully perform and comply with regulatory requirements, Salarius may not be able to successfully complete clinical development, obtain regulatory approval or commercialize its product candidates and its business could be substantially harmed.
•	Salarius currently has very limited marketing and sales experience. If Salarius is unable to establish sales and marketing capabilities or enter into agreements with third parties to market and sell its product candidates, Salarius may be unable to generate any revenue.
•	Salarius will need to expand its organization and Salarius may experience difficulties in managing this growth, which could disrupt its operations.
•	We may face business disruption and related risks resulting from the ongoing COVID-19 pandemic

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
Overview
Salarius Pharmaceuticals, Inc. is a clinical-stage biopharmaceutical company focused on developing effective treatments for cancers with high, unmet medical need. Specifically, we are developing treatments for cancers caused by dysregulated gene expression, i.e., genes are incorrectly turned on or off. The field concerned with regulation of gene expression is called ‘epigenetics’. As cancers are often diseases driven by gene dysregulation, epigenetics is an area of interest for cancer treatment. Our lead epigenetic-based technology, seclidemstat (“SP-2577”), may treat cancers by restoring correct gene expression.
In 2011, Salarius licensed SP-2577 and related compounds from the University of Utah Research Foundation. SP-2577 is a small molecule, administered orally, that inhibits the epigenetic enzyme lysine specific demethylase 1 (“LSD1”). LSD1’s enzymatic activity can cause genes to turn on or off and thereby affect the cell’s gene expression and overall activity. In addition, LSD1 can act via its scaffolding properties, independently of its enzymatic function, to remodel chromatin and alter gene expression, modulating cell fate. In healthy cells, LSD1 is necessary for stem cell maintenance and cell development processes. However, in several cancers LSD1 is highly expressed and acts aberrantly to incorrectly silence or activate genes leading to disease progression. High levels of LSD1 expression are often associated with aggressive cancer phenotypes and poor patient prognosis. In addition, recent data from “LSD1 Ablation Stimulates Anti-tumor Immunity and Enables Checkpoint Blockade” by W. Sheng, et al. and “Inhibition of Histone Lysine-specific Demethylase 1 Elicits Breast Tumor Immunity and Enhances Antitumor Efficacy of Immune Checkpoint Blockade” by Y. Qin, et al. suggests that LSD1 plays a role in tumor immune activity. Hence, there has been interest in developing targeted LSD1 inhibitors for treatment of various cancers alone and/or in combination with other approved agents, such as checkpoint inhibitors.

Recent Events
On March 8, 2021, we completed a public offering of 16,806,722 shares of our common stock, including 2,192,181 shares sold pursuant to the exercise in full of the underwriters' option to purchase additional shares, at the public offering price of $1.3685 per share. The aggregate gross proceeds of the offering, before deducting underwriting discounts and commissions and other offering expense, were approximately $23 million.
On February 11, 2021, we completed an At the Marketing Offering ("ATM offering") with total gross proceeds of approximately $6.3 million. Total common shares sold by the ATM offering were 2,820,490, with an average selling price of $2.24 per share.
From January 1, 2021 through March 9, 2021, we received approximately $1.5 million from warrants exercised for cash.
Salarius’ Strategy and Ongoing Programs
Salarius’ goal is to develop SP-2577 for treatment of cancers while attempting to maximize return for investors. To achieve this goal, Salarius' strategy consists of a two-pronged approach: 1) speed-to-market by developing SP-2577 in Ewing sarcoma and Ewing-related sarcomas and 2) market expansion by developing SP-2577 in larger market indications.
Development of SP-2577 in Ewing Sarcoma Patients
Due to Ewing sarcoma being a rare pediatric cancer with a lack of treatment options, the U.S. Food and Drug Administration ("FDA") has put in place several different types of incentives for companies pursuing therapeutic opportunities for this type of cancer. Salarius has benefited from several of these incentives, including SP-2577’s orphan status designation and designation as a potential treatment for a “rare pediatric disease.” This means that if proven efficacious with a benefit-risk profile that the FDA judges to be positive and supportive of approval, SP-2577 could qualify for priority review and to receive a priority review voucher ("PRV"), although there can be no assurance that Salarius will be able to do so. If received, Salarius would have the ability to sell the PRV to other qualifying pharmaceutical companies. Additionally, in December 2019 Salarius announced that SP-2577 had been granted Fast Track Designation by the FDA for the treatment of relapsed/refractory Ewing sarcoma patients. Fast Track is a process designed by the FDA to expedite the development and review of new drugs with the potential to treat serious or life-threatening conditions and fill unmet medical needs. The aim is to streamline the drug development and review process by allowing for more frequent communications with the agency to assure that questions and issues are resolved quickly, which often leads to earlier drug approval and access by patients. Salarius initiated a Phase 1/2 clinical trial in the third quarter of 2018 and in the first quarter of 2021 Salarius announced that the recommended phase 2 dose (RP2D) had been established and the dose expansion phase of the trial would begin. Salarius also announced that it will be combining SP-2577 with a commonly administered 2nd and 3rd line regimen, topotecan and cyclophosphamide. This modification allows Salarius to treat patients earlier in the continuum of care, increasing its potential addressable patient population, and the modification also facilitates patient access to SP-2577. Additional clinical trials will be necessary to receive FDA approval.

Disease background: Ewing sarcoma is a devastating pediatric and young adult cancer that suffers from a lack of approved targeted therapies. The cause of Ewing sarcoma is a chromosomal translocation involving the Ewing sarcoma breakpoint region 1 (“EWSR1”) gene and ETS family genes, resulting in expression of a fusion oncoprotein. The resulting oncoprotein has been found to co-localize with LSD1 throughout the genome, making LSD1 an attractive therapeutic target for Ewing sarcoma. Based on data from the National Institute of Health (“NIH”) and physician collaborators, Salarius believes there are approximately 500 Ewing sarcoma patients diagnosed annually in the United States. Current treatment for Ewing sarcoma consists of an intensive chemotherapy regime, radiation and often disfiguring surgeries. Due to the harshness of current treatment options, children and adolescents often experience long-term side effects such as slowed growth and development, learning problems and an increased risk of developing second cancers. According to published literature, including “Management of recurrent Ewing sarcoma: challenges and approaches” by David Van Mater and Lars Wagner, patients with overt metastasis (20-30% of patients) or recurrent disease (~20%) have poor prognosis, with less than a 30% chance of experiencing disease-free survival, and there is currently not a standardized treatment available for recurrent Ewing sarcoma. These are the patients Salarius aims to help.
Development of SP-2577 in Ewing-related Sarcoma (FET-translocated Sarcoma) Patients
Based on SP-2577’s proposed mechanism of action, preclinical data, and encouraging clinical data from our Advanced Solid Tumor trial (see below), Salarius announced that it expanded the Ewing sarcoma dose expansion trial to include a cohort of Ewing-related sarcomas (also referred to as FET-translocated sarcomas). These sarcomas, like Ewing sarcoma, are caused by a chromosomal translocation that involves the FET-family of genes (EWSR1, FUS, or TAF15) which are also found to co-localize with LSD1. Sarcomas of this type include myxoid liposarcoma, desmoplastic small round cell tumors, clear cell sarcoma and several other sarcoma subtypes. Salarius believes that there are approximately 1,500 patients with FET-translocated sarcomas diagnosed each year in the United States. Of these, 20-40% are advanced stage patients with a 30-50% 5-year survival. Current treatments are rarely curative and only delay disease progression on average for ~5 months. Salarius is aiming to help these patients.
Development of SP-2577 in FET-translocated sarcomas provides Salarius with additional paths to SP-2577's approval. In addition, because FET-translocated sarcomas are orphan diseases, many of the regulatory incentives for pursuing Ewing sarcoma may also apply to FET-translocated sarcomas. In Salarius' ongoing Phase 1/2 trial, Salarius will enroll up to 30 patients with FET-translocated sarcomas. Fifteen of the 30 patients will be of the myxoid liposarcoma subtype, which is the most common of the FET-translocated sarcoma according to current data. Hence, Salarius will be treating three patient groups across Ewing and Ewing-related sarcomas, each with a potential path to regulatory approval and commercial opportunity. Additional clinical trials will be necessary to receive FDA approval.
Expand SP-2577 Market by Pursuing Large Market Indications
In parallel to Salarius’ development of SP-2577 in Ewing sarcoma and FET-translocated sarcoma patients, Salarius is conducting a Phase 1/2 clinical trial in Advanced Solid Tumors, including patients with breast, ovarian and prostate cancers, as well as patients with sarcomas. LSD1 has been implicated in several advanced solid malignancies, with high levels of LSD1 expression often associated with more aggressive cancers. The possible markets for successful therapies in these indications could be large and thus greatly expand the potential opportunities for SP-2577 outside of Ewing sarcoma. In December 2018, Salarius received FDA approval of the protocol design for a second Phase 1/2 Advanced Solid Tumor study with SP-2577. The trial opened in the second quarter of 2019 and is currently in the dose escalation phase. This trial is studying single agent SP-2577 in advanced malignancies, excluding Ewing sarcoma and central nervous system tumors.
The following table lists Salarius’ programs and their respective stages of development:

Product Candidate	Target	Disease Area	Development Stage	Sponsor
Clinical
SP-2577	LSD1	Ewing sarcoma	Phase 1/2, active recruitment	Salarius
SP-2577	LSD1	Advanced Solid Tumors	Phase 1/2, active recruitment	Salarius
LSD1 Overview
Background
LSD1 is an enzyme that is, in part, responsible for epigenetic regulation of genes that support cancer growth. According to B. Majello, et al. in “Expanding the Role of the Histone Lysine-Specific Demethylase LSD1 in Cancer”, LSD1 dysregulation is a key driver in multiple malignancies. LSD1 induces a cancer phenotype through its enzymatic activity and through its role as a scaffolding protein in epigenetic complexes. LSD1 is over-expressed in various cancers, and higher levels of LSD1 are often associated with poor prognosis in several types of cancer, making LSD1 inhibition an area of interest in cancer research.
SP-2577
SP-2577 is a small-molecule LSD1 inhibitor with a novel scaffold. The molecule was discovered using structure-based computational screening coupled with chemical screening and further optimization with structure-activity relationship studies.
Salarius believes that SP-2577 is different from the three other LSD1 inhibitors that have active clinical development programs because in addition to inhibiting LSD1’s enzymatic activity, it also more comprehensively inhibits LSD1’s scaffolding properties. To the best of our knowledge, SP-2577 is one of two reversible LSD1 inhibitors in clinical development. The two other LSD1 inhibitors in clinical development are irreversible inhibitors. SP-2577 has differentiated properties that may allow it to be developed in a broader range of cancer indications and in different combination regimens compared to the other LSD1 inhibitors in clinical development. Thus far, dose escalation data has demonstrated that SP-2577 has a manageable safety profile. Pharmacokinetic data indicates that SP-2577 can be given at dose levels that achieve drug exposure levels in patients above where activity was demonstrated in preclinical studies. Salarius believes that SP-2577’s manageable safety profile will allow for more flexible dosing strategies by potentially having a wide therapeutic window. This is being studied and developed in Salarius’ ongoing clinical program.

Phase 1/2 Clinical Trials
Ewing Sarcoma and Ewing-Related Sarcoma
Salarius is conducting a multi-site, open-label Phase 1/2 trial of SP-2577 for treatment of patients with relapsed/refractory Ewing sarcoma or Ewing-related sarcoma (also referred to as FET-translocated sarcoma). Patients must have histologic confirmation of Ewing sarcoma or Ewing-related sarcoma that is refractory or recurrent and must have received one prior course of therapy for the disease. Among other inclusion criteria, patients must be 12 years or older and have a life expectancy of greater than 4 months.

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
In February 2021, Salarius announced that it reached the recommended phase 2 dose and would initiate the dose expansion portion of the trial. Ewing sarcoma patients will be treated in combination with topotecan/cyclophosphamide. FET-translocated sarcoma patients will be treated with single-agent SP-2577.
Salarius has eight active sites: Children’s Hospital Los Angeles, Moffit Cancer Center, Dana-Farber Cancer Institute, MD Anderson Cancer Center, Johns Hopkins All Children’s Hospital, Nationwide Children's Hospital, Memorial Sloan Kettering and the Sarcoma Oncology Center.
Advanced Solid Tumors
Salarius’ second company-sponsored trial is in Advanced Solid Tumors. It is an open-label Phase 1/2 trial of SP-2577 in patients with advanced cancers, excluding Ewing sarcoma. The clinical trial follows a similar format to the Ewing sarcoma trial. Patients must be diagnosed with advanced or recurrent, histologically or cytologically confirmed, solid malignancy that is either metastatic or unresectable. This trial is currently in dose escalation.
The primary objectives of the clinical trial are to study the safety and tolerability of SP-2577. Secondary objectives include pharmacokinetic assessment, food effects on drug pharmacokinetics, determination of the MTD and assessment of preliminary signs of anti-tumor activity. Additionally, the trial will look at Hemoglobin F as an exploratory pharmacodynamic marker.
Ongoing Development Programs
In addition to the aforementioned clinical trials, Salarius is exploring other opportunities with SP-2577, in combination with immunotherapy agents (checkpoint inhibitors), which include patients with select tumor mutations and, in combination with anti-cancer treatment in hematological malignancies.
Recent preclinical studies demonstrated that LSD1 inhibition has the potential to sensitize refractory patients to checkpoint inhibitors. While checkpoint inhibitors have been successful in a subset of patients, they remain ineffective in a large portion of cancer patients. Considering that the checkpoint inhibitor market is already a multibillion-dollar market, drugs that can be used to increase the clinical benefit of checkpoint inhibitors are attractive. Importantly, recent data shows that certain mutations in chromatin modifying complexes (e.g. mutations in the SWI/SNF complex) could increase tumor sensitivity to LSD1’s immunomodulatory effects. Salarius is currently assessing the potential of SP-2577 to be combined with checkpoint inhibitors through ongoing and planned studies.
Cancer patients who harbor select tumor mutations may be more susceptible to LSD1 inhibition. As such, identifying patients with these types of mutations could allow Salarius to enrich for patients that have an increased chance of benefiting from SP-2577 treatment. Salarius is currently conducting preclinical work to identify mutations that may increase patient response to SP-2577’s therapeutic effects.
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
HLB Life Sciences - South Korea
On November 25, 2016, Salarius entered into an Exclusive Pharmaceutical Sublicense Agreement with HLB Life Sciences (“HLBLS”), a South Korean company, under which HLBLS sublicensed from Salarius the patent and technology rights related to SP-2577 mesylate salt in South Korea, and for the right to develop, produce, manufacture, use and sell the drug in South Korea. Salarius received from HLBLS a signing milestone payment not exceeding $500,000 upon entering into the agreement and may receive future annual net royalties ranging from 5% to 20% of net sales by HLBLS.
Either party may terminate the agreement upon the other party’s breach under the agreement following a one hundred twenty-day cure period. In addition, Salarius may terminate the agreement upon notice if HLBLS ceases to use commercially diligent efforts for the first commercial sale of a licensed product, or if HLBLS fails to pay any amounts due under the agreement upon thirty days’ notice. In November 2020, Salarius provided notice to HLBLS of its intent to terminate the agreement for HLBLS’ default of its obligations under the agreement. Under the agreement, HLBLS has the opportunity to remedy such default and a final determination on whether the agreement will be terminated is pending.
Cancer Prevention and Research Institute of Texas
In June 2016, Salarius entered into a Cancer Research Grant Contract with Cancer Prevention and Research Institute of Texas (“CPRIT”). The grant contract was for an amount up to $18.7 million to fund the development of LSD-1 inhibitor. The grant was subsequently amended to remove $2.6 million related to a discontinued prostate cancer program. This is a 3-year grant award which originally expired on May 31, 2019. However, the Company was approved for an extension with a contract end date of November 30, 2021.
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
Intellectual Property
As of December 31, 2020, Salarius had a worldwide portfolio of 71 patents and patent applications of which 64 were issued or allowed and 7 are pending applications. This portfolio includes composition of matter and methods of use patents on Salarius’ lead candidate, SP-2577. These patents and patent applications are owned by the University of Utah Research Foundation and are exclusively licensed to Salarius.
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
LSD1 Inhibition
LSD1 is a widely published epigenetic target and has attracted interest from several large pharmaceutical companies. LSD1 helps drive cancer progression through demethylation of histones and by acting as a scaffolding protein within various activator and repressor complexes. According to clinicaltrials.gov, there are four targeted LSD1 inhibitors being actively tested in clinic and are shown in the table below. The listed LSD1 inhibitors are in Phase 1 or 2 trials for a variety of cancer types.

Company	Binding Mechanism	Drug Name	Latest Phase
Salarius	Reversible	SP-2577	Phase 1/2
Oryzon	Irreversible	ORY-1001	Phase 2
Celgene/Bristol Myers Squibb	Reversible	CC-90011	Phase 2
Imago	Irreversible	IMG-7289	Phase 2

Competitive Differentiation
Salarius believes that SP-2577 is differentiated in its ability to effectively inhibit LSD1’s scaffolding properties in addition to LSD1’s demethylation activity. Compared to irreversible LSD1 inhibitors, Salarius’ molecule has a novel binding mechanism (reversible as opposed to irreversible) and binding location (closer to substrate binding site as opposed to the FAD cofactor of LSD1). This was demonstrated in a study conducted by A. Sehrawat, et al. in “LSD1 activates a Lethal Prostate Cancer Gene Network Independently of its Demethylase Function” with SP-2509, an analogue of SP-2577. Compared to LSD1 inhibitors in clinical development, SP-2577 binds to LSD1 in a different manner, which Salarius hypothesizes may grant it therapeutic advantages over the competition. To further justify this hypothesis, Salarius compared the ability of SP-2577 and an irreversible LSD1 inhibitor, specifically GSK-LSD1 (analogue to GSK’s former clinical candidate), to affect cancer cell growth in vitro. SP-2577 was able to better inhibit cell growth across 32 cancer cell types compared to GSK-LSD1.
Government Regulation and Product Approvals
United States Government Regulation
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
Drug Development Process
The process required before a drug may be marketed in the United States generally include the following:
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
Before testing any drugs with potential therapeutic value in humans, the drug enters the preclinical testing stage. Pre-clinical tests include laboratory evaluation of product chemistry, formulation and toxicity, as well as animal trials to assess the characteristics and potential safety and efficacy of the product. The conduct of the pre-clinical tests must comply with federal regulations and requirements, including GLP or GMP.
Before commencing the first clinical trial in humans, an IND must be submitted to the FDA, and the IND must become effective. An IND sponsor must submit the results of pre-clinical testing to the FDA as part of an IND along with other information, including information about product chemistry, manufacturing and controls and a proposed clinical trial protocol. Long term pre-clinical tests, such as animal tests of reproductive toxicity and carcinogenicity, may continue after the IND is submitted. A 30-day waiting period after the submission of each IND is required prior to the commencement of clinical testing in humans. If the FDA has neither commented on nor questioned the IND within this 30-day period, the clinical trial proposed in the IND may begin if all other requirements, including IRB review and approval, have been met. If the FDA raises concerns or questions about the conduct of the trial, such as whether human research subjects will be exposed to an unreasonable health risk, the IND sponsor and the FDA must resolve any outstanding FDA concerns or questions before clinical trials can proceed.
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
Post-approval studies, or Phase 4 clinical trials, may be conducted after initial marketing approval. These studies may be required by the FDA as a condition of approval and are used to gain additional experience from the treatment of patients in the intended therapeutic indication. The FDA also has express statutory authority to require post-market clinical studies to address safety issues.
FDA Review and Approval Process
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
Within 60 days following submission of the application, the FDA reviews all NDAs submitted to ensure that they are sufficiently complete for substantive review before it accepts them for filing. The FDA may request additional information rather than accept an NDA for filing. In this event, the NDA must be resubmitted with the additional information. The resubmitted application also is subject to review before the FDA accepts it for filing. Once the submission is accepted for filing, the FDA begins an in-depth substantive review. The FDA reviews an NDA to determine, among other things, whether the drug is safe and effective and whether the facility in which it is manufactured, processed, packaged or held meets standards designed to assure the product’s continued safety, quality and purity. The FDA may also refer applications for novel drug products, or drug products that present difficult questions of safety or efficacy, to an advisory committee-typically a panel that includes clinicians and other experts-for review, evaluation and a recommendation as to whether the application should be approved. The FDA is not bound by the recommendation of an advisory committee, but it generally follows such recommendations. Before approving an NDA, the FDA will typically inspect one or more clinical sites to assure compliance with GCPs. Additionally, the FDA will inspect the facility or the facilities at which the drug is manufactured. The FDA will not approve the product unless compliance with cGMPs is satisfactory and the NDA contains data that provide substantial evidence that the drug is safe and effective in the indication studied.

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
Facilities
Salarius’ principal executive offices are in the Texas Medical Center in Houston, Texas, under a month-to-month lease. This facility consists of approximately 1,000 square feet and accommodates Salarius’ general and administrative activities. Additionally, Salarius leases laboratory space from Johnson & Johnson, JLABS facility located adjacent to our corporate office. Salarius does not own any real property. Salarius believes that its leased facility is adequate to meet its current needs and that additional facilities will be available on commercially reasonable terms to meet future needs.
Employees and Human Capital Resources
As of March 31, 2020, Salarius had nine full-time employees and one part-time employee. Salarius has never had a work stoppage, and none of its employees is represented by a labor organization or under any collective bargaining arrangements. Salarius considers its employee relations to be good.
Our human capital resources objectives include, as applicable, identifying, recruiting, retaining, incentivizing and integrating our existing and new employees, advisors and consultants. The principal purposes of our equity incentive plans are to attract, retain and reward personnel through the granting of stock-based compensation awards, in order to increase stockholder value and the success of our company by motivating such individuals to perform to the best of their abilities and achieve our objectives.
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
Corporate Information and Web Site Access to SEC Filings
The Company was initially incorporated as Flex Pharma, Inc. in Delaware in February 2014. In July 2019, our wholly owned subsidiary, Falcon Acquisition Sub, LLC, merged with and into Salarius Pharmaceuticals, LLC (“Private Salarius”), with Private Salarius becoming our wholly owned subsidiary (the “Merger”), and we changed our named to Salarius Pharmaceuticals, Inc. Our principal executive offices are located at 2450 Holcombe Blvd., Suite X,

Houston, TX 77021, and our telephone number is (832) 834-6992. Our website address is www.salariuspharma.com. The public can obtain any documents that we file with the SEC at http://www.sec.gov.

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
We are a clinical development-stage biopharmaceutical company with a limited operating history. We have no products approved for commercial sale and have not generated any revenue from product sales. To date, we have primarily financed our operations through equity financings and a grant from CPRIT. We have never been profitable and have incurred operating losses in each year since inception. Our net losses were $7,352,254 and $6,936,263 for each of the years ended December 31, 2020 and 2019. We have prepared our financial statements on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts of liabilities that might be necessary should we be unable to continue in existence.
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
Salarius received substantial funding during the fourth quarter of 2020 and first quarter of 2021 including a warrant inducement program ($3.6 million), At the Market offering ($6.3 million), warrant exercises ($1.5 million), CPRIT funding ($1.7 million) and a public offering of common stock ($23.0 million). Other than the CPRIT funding, these raises caused significant dilution to stockholders who owned Salarius shares prior to these capital raises. To the extent that Salarius raises additional capital through the sale of equity, convertible debt or other securities convertible into equity the ownership interest of Salarius’ stockholders will be diluted, and the terms of these new securities may include liquidation or other preferences that adversely affect rights of Salarius’ equity holders. Debt financing, if available at all, would likely involve agreements that include covenants limiting or restricting Salarius’ ability to take specific actions, such as incurring additional debt, making capital expenditures, making additional product acquisitions, or declaring dividends. If Salarius raises additional funds through strategic collaborations or licensing arrangements with third parties, Salarius may have to relinquish valuable rights to its product candidates or future revenue streams or grant licenses on terms that are not favorable to Salarius. Salarius cannot be assured that it will be able to obtain additional funding when necessary to fund its entire portfolio of product candidates to meet its projected plans. If Salarius is unable to obtain funding on a timely basis, Salarius may be required to delay or discontinue one or more of its development programs or the commercialization of any product candidates or be unable to expand its operations or otherwise capitalize on potential business opportunities, which could materially harm Salarius’ business, financial condition, and results of operations.
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
As of December 31, 2020, Salarius had 7 full-time employees and 2 part-time employees. As Salarius’ development and commercialization plans and strategies develop, Salarius expects to need additional managerial, operational, sales, marketing, financial, legal, and other resources. Its management may need to divert a disproportionate amount of its attention away from its day-to-day activities and devote a substantial amount of time to managing these growth activities. Salarius may not be able to effectively manage the expansion of its operations, which may result in weaknesses in its infrastructure, operational mistakes, loss of business opportunities, loss of employees, and reduced productivity among remaining employees. Salarius’ expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of additional product candidates. If its management is unable to effectively manage its growth, its expenses may increase more than expected, its ability to generate and/or grow revenue could be reduced and Salarius may not be able to implement its business strategy. Salarius’ future financial performance and its ability to commercialize product candidates and compete effectively will depend, in part, on its ability to effectively manage any future growth.
Risks Related to Our Common Stock
The terms of the warrants could impede our ability to enter into certain transactions or obtain additional financing.
The terms of the warrants require us, upon the consummation of any “fundamental transaction” (as defined in the securities), to, among other obligations, cause any successor entity resulting from the fundamental transaction to assume all of our obligations under the warrants and the associated transaction documents. In addition, holders of warrants are entitled to participate in any fundamental transaction on an as-converted or as-exercised basis, which could result in the holders of our common stock receiving a lesser portion of the consideration from a fundamental transaction. The terms of the warrants could also impede our ability to enter into certain transactions or obtain additional financing in the future.
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
Nasdaq requires listing issuers to comply with certain standards in order to remain listed on its exchange. If, for any reason, Nasdaq should delist our securities from trading on its exchange and we are unable to obtain listing on another reputable national securities exchange, a reduction in some or all of the following may occur, each of which could materially adversely affect our stockholders.
For example, if at any time the bid price of our common stock closes at below $1.00 per share for more than 30 consecutive trading days, we may be subject to delisting from the Nasdaq Capital Market. If we receive a delisting notice, we would have 180 calendar days to regain compliance (subject to any additional 180-day compliance period which may be available to us), which would mean having a bid price above the minimum of $1.00 for at least 10 consecutive days in the 180-day period. During this 180-day period, we would anticipate reviewing our options to regain compliance with the minimum bid requirements, including conducting a reverse stock split. To the extent that we are unable to resolve any listing deficiency, there is a risk that our common stock may be delisted from Nasdaq, which would adversely impact liquidity of our common stock and potentially result in even lower bid prices for our common stock. On March 15, 2021, the closing price of our common stock was $1.62 per share.
General Risks
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
We may face business disruption and related risks resulting from the ongoing COVID-19 pandemic.

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
The COVID-19 pandemic is significantly affecting the United States, global economies, and businesses worldwide. While the potential magnitude and duration of the economic and social impact of the COVID-19 pandemic is difficult to assess or predict, the impact on the global financial markets may, in the future, reduce our ability to access capital, which could negatively impact our short-term and long-term liquidity. The COVID-19 pandemic could also have a material and negative impact on our liquidity, capital resources (including our ability to secure additional financing if and when needed), our business and operations, and our workforce, as well as those of the third parties with which we do business or upon which we rely. While the situation is fluid and we do not yet know the full extent of potential delays or impacts on us or on healthcare systems or the global economy in general, at this time, we are experiencing minimal disruption to our clinical trials and have experienced no disruptions to manufacturing capabilities. However, we may experience disruptions in the future that have and could further adversely impact our business operations, preclinical studies and clinical trials, and certain aspects of our supply chain may be disrupted as certain of our third party suppliers and manufacturers have paused their operations in response to the COVID-19 pandemic or have otherwise encountered delays in providing supplies and services. We continue to evaluate the extent to which these delays will impact our ability to manufacture our product candidates for our clinical trials and conduct other research and development operations and maintain applicable timelines. The ultimate impact of the COVID-19 pandemic on our business operations as well as our preclinical studies and clinical trials remains uncertain and subject to change and will depend on future developments, which cannot be accurately predicted.

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
As of February 28, 2021, we had approximately 140 record holders of our common stock. Because many of our shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of individual stockholders represented by these record holders.

Unregistered Sale of Equity Securities
On December 11, 2019, we entered into an investor relations consulting services agreement. In accordance with the agreement, we agreed to issue 24,752 unregistered shares of our common stock as part of the consideration for the services period ended on December 10, 2020. As of December 31, 2020, we have 6,188 unregistered shares to be issued to the consultant. The issuance described above is exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) thereof and Regulation D thereunder.

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
We have no products approved for commercial sale and have not generated any revenue from product sales. We have never been profitable and have incurred operating losses in each year since inception. We had an accumulated deficit of $19,428,954 as of December 31, 2020. Substantially all of our operating losses resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations.
We expect to continue to incur significant expenses and increasing operating losses for at least the next several years as we initiate and continue the clinical development of, and seek regulatory approval for, our product candidates, add personnel necessary to continue to operate as a public company, and work to develop an advanced clinical pipeline of product candidates. We expect that our operating losses will fluctuate significantly from quarter-to-quarter and year-to-year due to timing of clinical development programs and efforts to achieve regulatory approval.
As of December 31, 2020, we had cash and cash equivalents of $11.1 million. As of December 31, 2020, we have received an aggregate of $10.4 million from the CPRIT grant. A portion of the remaining $8.3 million CPRIT grant was for a castration-resistant prostate study (approximately $2.6 million). We elected not to pursue the study, and accordingly this amount will no longer be available. In February 2021, we received $0.9 million from CPRIT and there was $4.8 million of funds available for us to draw upon meeting certain requirements. We believe that as of December 31, 2020, CPRIT fund matching requirements had been fully met. Additionally, on March 8, 2021 we completed a public offering of our shares, with net proceeds of $21.1 million.
We believe that our cash and cash equivalents currently on hand are sufficient to fund our anticipated operating and capital requirements through at least 12 months from the date this report is filed, however we will continue to require substantial additional capital to continue our clinical development activities and may need such additional capital sooner than 12 months. Accordingly, we will need to raise substantial additional capital to continue to fund our operations. The amount and timing of our future funding requirements will depend on many factors, including the pace and results of our development, regulatory approvals and authorizations, commercialization efforts and market conditions. Failure to raise capital as and when needed, on favorable terms or at all, would have a negative impact on our financial condition and our ability to develop and commercialize our product candidates.
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
Recent Events
On March 8, 2021, we completed a public offering of 16,806,722 shares of our common stock, including 2,192,181 shares sold pursuant to the exercise in full of the underwriters' option to purchase additional shares, at the public offering price of $1.3685 per share. The aggregate gross proceeds of the offering, before deducting underwriting discounts and commissions and other offering expense, were approximately $23 million.

From January 1, 2020 through March 9, 2021, we received approximately $1.5 million from warrants exercised for cash.
On February 11, 2021, we completed an At the Marketing Offering ("ATM offering") with total gross proceeds of approximately $6.3 million. Total common shares sold by the ATM offering were 2,820,490, with an average selling price of $2.24 per share.
During the fourth quarter of 2020 and first quarter of 2021, we received $1.7million from the Cancer Prevention Research Institute of Texas.
We estimate we will have approximately $37 million cash availability when we issue the Form 10-K Annual Report for the year ended December 31, 2020
Results of Operations
The following table sets forth the consolidated results of our operations for the year ended December 31, 2020 compared to the year ended December 31, 2019.

	Year ended December 31		Change
	2020	2019	$
Grant revenue	$5,233,301	$3,465,055	$1,768,246
Research and development expenses	6,913,853	4,018,951	2,894,902
General and administrative expenses	6,105,793	7,711,181	(1,605,388)
Change in fair value of warrant liability	258,551	1,311,333	(1,052,782)
Interest income (expense), net	(3,047)	15,648	(18,695)
Government grants and other income	178,587	1,833	176,754
Net loss	$(7,352,254)	$(6,936,263)	$(415,991)
Grant Revenue
Grant revenue, which was derived solely from the CPRIT grant, was $5.2 million during the year ended December 31, 2020 compared to $3.5 million during the year ended December 31, 2019. The increase in revenue from the CPRIT grant was due to an increase in overall expenses which resulted in an increase in the amount of expenses reimbursable under the grant. Given the nature of the development process, grant revenue will fluctuate depending on the stage of development and the timing of expenses.
Research and Development Expenses
Research and development expenses were $6.9 million during the year ended December 31, 2020 compared to $4.0 million during the year ended December 31, 2019. This increase of $2.9 million was principally due to the manufacturing of our active pharmaceutical ingredient in preparation of forecasted increased enrollment and clinical trial activity and higher personnel and consulting fees offsetting lower clinical trial spending.
General and Administrative Expense
General and administrative expenses were $6.1 million for the year ended December 31, 2020 compared to $7.7 million for the year ended December 31, 2019, a decrease of $1.6 million. During the current period lower professional fees and non-recurring costs associated with our July 2019 merger and transformation into a public company more than offset significantly higher personnel related expenses and increased director & officers insurance costs.
Change in Fair Value of Warrant Liability
The change in fair value of warrant liability was primarily due to the fluctuation of the price of our common stock which was $0.91 per share on December 31, 2020 compared to $3.78 per share on December 31, 2019.

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
Resulting from the capital raise activity during the fourth quarter of 2020 and the first quarter of 2021, we presently have sufficient cash and cash equivalents to enable us to fund our anticipated level of operations and meet our obligations as they become due during the twelve months following the date of issuance of this Annual Report on Form 10-K.
As of December 31, 2020, we had $13.0 million of working capital and our cash and cash equivalents totaled $11.1 million, which were held in bank deposit accounts. Our cash and cash equivalents balance increased during the year ended December 31, 2020, primarily due to the capital received from financing activities partially offset by our net loss incurred.
Cash Flows

	Year Ended December 31
	2020	2019
Net cash (used in) provided by:
Operating activities	$(10,311,363)	$(11,580,096)
Investing activities	(2,600)	5,607,908
Financing activities	17,693,677	3,579,307
Net increase (decrease) in cash and cash equivalents	$7,379,714	$(2,392,881)
Operating Activities
Cash used in operating activities was $10.3 million for the year ended December 31, 2020, as compared to $11.6 million for the year ended December 31, 2019. Our receivable from CPRIT increased $3.9 million in the current period reflecting unreimbursed CPRIT allowable cash spending.
Investing Activities
Net cash provided by investing activities during the year ended December 31, 2019 was related to $5.6 million net cash received from Flex Pharma merger and the sale of the HOTSHOT business.
Financing Activities

	Year Ended December 31
	2020	2019
Net proceeds from issuance of equity securities	14,798,944	4,130,786
Payment of dividend	—	(133,594)
Payments on note payable	(974,435)	(417,885)
Net proceeds from warrants exercised for cash	3,869,168	—
Net cash provided by financing activities	$17,693,677	$3,579,307
Net cash provided by financing activities was $17.7 million and $3.6 million for the years ended December 31, 2020 and 2019. An increase of $14.1 million resulting primarily from the sale of our common and preferred shares during February and August 2020 and the exercise of warrants during the fourth quarter 2020. During the year ended December 31, 2019, we made dividend payments of $0.13 million to preferred unit holders, whereas no such payments during the year ended December 31, 2020 . Principal payments on the insurance financing note were $0.97 million during the year ended December 31, 2020 compared to $0.42 for the year ended December 31, 2019.
Future Capital Requirements
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
We believe that our cash and cash equivalents currently on hand (approximately $37 million on March 18, 2021) are sufficient to fund our anticipated operating and capital requirements through at least 12 months from the date this report is filed.
We expect to finance our future cash needs primarily through the issuance of additional equity and potentially through borrowing and strategic alliances with partner companies and CPRIT. To the extent that we raise additional capital through the issuance of additional equity or convertible debt securities, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of existing stockholders. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through marketing and distribution arrangements or other collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or commercialization efforts or grant rights to develop and market product candidates to third parties that we would otherwise prefer to develop and market itself.
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
Our significant accounting policies are described in Note 2 to our audited consolidated financial statements for the year ended December 31, 2020 in this Annual Report on Form 10-K. We believe that our accounting policies relating to revenue recognition, research and development expenses, stock-based compensation and fair value of financial instruments are the most critical to understanding and evaluating our reported financial results. We have identified these policies as critical because they both are important to the presentation of our financial condition and results of operations and require us to make judgments and estimates on matters that are inherently uncertain and may change in future periods. For more information regarding these policies, you should refer to Note 2 of our audited consolidated financial statements included in this Annual Report on Form 10-K.
Off-Balance Sheet Arrangements
Salarius has not entered into any off-balance sheet arrangements and does not have any holdings in variable interest entities.
Application of New Accounting Standards
In January 2017, the FASB issued ASU No. 2017-04, “Intangibles-Goodwill and Other,” which is intended to simplify the subsequent measurement of goodwill. The pronouncement allows an entity, during its annual or interim goodwill impairment evaluation, to compare the fair value of a reporting unit with its carrying amount. An impairment charge is immediately recognized by which the carrying amount exceeds the fair value. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2019. The adoption of this ASU did not have an impact on the Company’s consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
The market risk inherent in Salarius’ financial instruments and in Salarius’ financial position represents the potential loss arising from adverse changes in interest rates. As of December 31, 2020, Salarius’ cash was only held in checking and saving accounts. Therefore, Salarius has minimal market risk related to the fair market value of its portfolio.

Item 8. Financial Statements and Supplementary Data
SALARIUS PHARMACEUTICALS, INC.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Salarius Pharmaceuticals, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Salarius Pharmaceuticals, Inc. (the Company) as of December 31, 2020 and 2019, the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for each of the two years in the period ended December 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.
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
Houston, Texas
March 18, 2021

SALARIUS PHARMACEUTICALS, INC.
CONSOLIDATED BALANCE SHEETS

	December 31, 2020	December 31, 2019

Assets
Current assets:
Cash and cash equivalents	$11,118,614	$3,738,900
Grants receivable from CPRIT	3,855,996	—
Prepaid expenses and other current assets	822,050	955,899
Total current assets	15,796,660	4,694,799
Property and equipment, net	22,639	25,016
Goodwill	8,865,909	8,865,909
Other assets	247,113	308,674
Total assets	$24,932,321	$13,894,398
Liabilities and stockholders' equity (deficit)
Current liabilities:
Accounts payable	$1,853,756	$1,790,966
Accrued expenses and other current liabilities	383,138	160,783
Note payable	477,028	502,332
Deferred revenue	—	541,701
Warrant liability	59,211	317,762
Total liabilities	2,773,133	3,313,544

Commitments and contingencies (NOTE 5)

Stockholders' equity (deficit):
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized; 23,810,541 and 4,519,533 shares issued at December 31, 2020 and December 31, 2019, and 23,808,546 and 4,511,174 shares outstanding at December 31, 2020 and December 31, 2019, respectively	2,381	451
Additional paid-in capital	41,585,761	22,657,103
Accumulated deficit	(19,428,954)	(12,076,700)
Total stockholders' equity	22,159,188	10,580,854
Total liabilities and stockholders' equity	$24,932,321	$13,894,398

See accompanying notes to consolidated financial statements.

SALARIUS PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Twelve Months Ended December 31
	2020	2019
Revenue:
Grant revenue	$5,233,301	$3,465,055
Operating expenses:
Research and development	6,913,853	4,018,951
General and administrative	6,105,793	7,711,181
Total operating expenses	13,019,646	11,730,132
Loss before other income (expense)	(7,786,345)	(8,265,077)
Change in fair value of warrant liability	258,551	1,311,333
Government grants and other income	178,587	1,833
Interest income (expense), net	(3,047)	15,648
Loss from operations	(7,352,254)	(6,936,263)
Net loss	$(7,352,254)	$(6,936,263)

Fair value increase related to warrant modification	(396,407)	—
Loss attributable to common stockholders	$(7,748,661)	$(6,936,263)

Loss per common share — basic and diluted	$(0.50)	$(2.12)
Total net loss per share	$(0.50)	$(2.12)
Weighted-average number of common shares outstanding — basic and diluted	15,578,611	3,268,637

See accompanying notes to consolidated financial statements.

SALARIUS PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Twelve Months Ended December 31
	2020	2019
Operating activities
Net loss	$(7,352,254)	$(6,936,263)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Depreciation, amortization and impairment	18,058	127,408
Equity-based compensation expense	319,391	751,618
Change in fair value of warrant liability	(258,551)	(1,311,333)
Changes in operating assets and liabilities:
Grants receivable	(3,855,996)	—
Accounts receivable	—	690
Inventory	—	1,169
Prepaid expenses and other current assets	1,140,117	91,582
Accounts payable	(2,782)	(519,276)
Accrued expenses and other current liabilities	222,355	(320,637)
Deferred revenue	(541,701)	(3,465,054)
Net cash used in operating activities	(10,311,363)	(11,580,096)

Investing activities
Purchase of property and equipment	(2,600)	—
Net cash received in reverse acquisition	—	5,403,634
Net proceeds received from disposal of discontinued operations	—	204,274
Net cash (used in) provided by investing activities	(2,600)	5,607,908

Financing activities
Proceeds from issuance of equity securities	14,798,944	4,130,786
Payment of dividends	—	(133,594)
Warrants exercised for cash	3,869,168	—
Payments on note payable	(974,435)	(417,885)
Net cash provided by financing activities	17,693,677	3,579,307
Net increase (decrease) in cash, cash equivalents and restricted cash	7,379,714	(2,392,881)
Cash, cash equivalents and restricted cash at beginning of period	3,738,900	6,131,781
Cash, cash equivalents and restricted cash at end of period	$11,118,614	$3,738,900

Supplemental disclosure of cash flow information:
Cash paid for interest	$8,663	$9,005
Non-cash investing and financing activities:
Issuance of shares for license	$—	$110,474
Conversion of liabilities to equity securities	$—	$2,869,412
Issuance of common shares for business combination	$—	$11,093,561
Change in accrued capital expenditures	$8,657	$—
Accrued issuance costs for warrants exercised for cash	$56,915	$—
Prepaid expense financed by note payable	$949,131	$920,217

See accompanying notes to consolidated financial statements.

SALARIUS PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

	Common Stock		Preferred Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance at December 31, 2018	2,032,763	203	—	—	3,869,120	(5,140,437)	(1,271,114)
Issuance of equity securities, net	1,711,350	170			6,932,166	—	6,932,336
Issuance of equity securities for license, net	12,907	1	—	—	110,473	—	110,474
Equity-based compensation expense	31,586	5	—	—	751,613	—	751,618
Distribution to stockholders	—	—	—	—	(99,758)	—	(99,758)
Effect of reverse acquisition	722,568	72	—	—	11,093,489	—	11,093,561
Net loss	—	—	—	—	0	(6,936,263)	(6,936,263)
Balance at December 31, 2019	4,511,174	451	—	—	$22,657,103	$(12,076,700)	$10,580,854
Issuance of equity securities, net	13,483,870	1,348	1,246,519	125	14,797,471	—	14,798,944
Preferred shares converted to common shares	1,246,519	125	(1,246,519)	(125)	—	—	—
Warrants exercised for cash	4,517,910	452	—	—	3,811,801	—	3,812,253
Equity-based compensation expense	30,509	3	—	—	269,390	—	269,393
Issuance of equity securities for services	18,564	2	—	—	49,996	—	49,998
Modification of warrants exercise prices and terms	—	—	—	—	396,407	—	396,407
Increase in fair value for warrants modification	—	—	—	—	(396,407)	—	(396,407)
Net loss	—	—	—	—	—	(7,352,254)	(7,352,254)
Balance at December 31, 2020	23,808,546	2,381	—	—	$41,585,761	$(19,428,954)	$22,159,188
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
The Company considered its going concern disclosure requirements in accordance with ASC 205-40-50. As of December 31, 2020, the Company had determined that substantial doubt about the Company's ability to continue as a going concern existed. Subsequently, the Company took into consideration of capital raise transactions conducted in the first quarter of 2021. As a result, substantial doubt about the Company’s ability to continue as a going concern for the 12 months from the date of issuance of these financial statements is alleviated.
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

Private Salarius’ historical financial statements have replaced Flex Pharma’s historical consolidated financial statements with respect to periods prior to the completion of the merger with retroactive adjustments to Private Salarius' legal capital to reflect the legal capital of Flex Pharma. Flex Pharma (renamed Salarius Pharmaceuticals, Inc.) remains the continuing registrant and reporting company. Accordingly, the historical financial and operating data of Salarius Pharmaceuticals, Inc., which covers periods prior to the closing date of the merger, reflects the assets, liabilities and results of operations of Private Salarius and does not reflect the assets, liabilities and results of operations of Flex Pharma Inc. for the periods prior to July 19, 2019. The Company retrospectively adjusted its Statement of Changes in Stockholders’ Equity (Deficit) and the weighted average shares used in determining loss per common share to reflect the conversion of the outstanding common unit, profits interest common unit and Series A Preferred unit of Private Salarius that converted into shares of the Company’s common stock upon the merger, and to reflect the effect of the 25 to 1 reverse stock split of the Company’s common stock which occurred upon the merger.
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
At December 31, 2020 and 2019, Salarius held approximately $0 and $1.0 million, respectively, for funds received from Cancer Prevention and Research Institution of Texas ("CPRIT"). These funds are to be used for costs for allowable expenses, primarily research and development expenses. The grant has a mandatory fund matching requirement. Subject to CPRIT review, the Company believes that all matching fund requirements have been met at December 31, 2020.
Intangibles
Intangible assets that have finite useful lives are amortized over their useful lives, and are reviewed for impairment when warranted by economic conditions. Intangible assets are included in other assets in the Company's Consolidated Balance Sheets.
Impairment of Long-Lived Assets
Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that their carrying value may not be recoverable. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. During the twelve months ended December 31, 2020 and 2019 impairment charges related to long-lived assets was $0 and $0.11 million, respectively.
Goodwill
Goodwill is not amortized, but is tested at least annually for impairment at the reporting unit level. The Company has determined that the reporting unit is the single operating segment disclosed in its current financial statements.
Impairment is the condition that exists when the carrying amount of goodwill exceeds its implied fair value. The first step in the impairment process is to determine the fair value of the reporting unit and then compare it to the carrying value, including goodwill. If the fair value exceeds the carrying value, no further action is required and no impairment loss is recognized. Additional impairment assessments may be performed on an interim basis if the Company encounters events or changes in circumstances that would indicate that, more likely than not, the carrying value of goodwill has been impaired. There was no impairment of goodwill in 2020 or 2019.
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
Warrants
In conjunction with the reverse merger transaction, the Company issued rights to receive warrants to purchase the Company’s common stock. The Company determines whether the warrants should be classified as a liability or equity. For warrants classified as liabilities, the Company estimates the fair value of the warrants at each reporting period using Level 3 inputs with changes in fair value recorded in the Statement of Operations within Change in fair value of warrant liability. The estimates in valuation models are based, in part, on subjective assumptions, including but not limited to stock price volatility, the expected life of the warrants, the risk-free interest rate and the fair value of the common stock underlying the warrants, and could differ materially in the future. The Company will continue to adjust the fair value of the warrant liability at the end of each reporting period for changes in fair value from the prior period until the earlier of the exercise or expiration of the applicable warrant. For warrants classified as equity contracts, the Company allocates the transaction proceeds to the warrants and any other free-standing instruments issued in the transaction based on an allowable allocation method.
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
Grants Receivable and Revenue Recognition
Salarius’ source of revenue has been from a grant received from CPRIT. Grant revenue is recognized when qualifying costs are incurred and there is reasonable assurance that conditions of the grant have been met. Cash received from grants in advance of incurring qualifying costs is recorded as deferred revenue and recognized as revenue when qualifying costs are incurred. The Company records revenue and a corresponding grants receivable when qualifying costs are incurred before the grants are received.
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
The number of anti-dilutive shares, consisting of common shares underlying (i) common stock options, (ii) stock purchase warrants, (iii) unvested restricted stock and (iv) rights entitling holders to receive warrants to purchase the Company's common shares, which have been excluded from the computation of diluted loss per share, was 10,796,149 and 360,234 shares as of December 31, 2020 and 2019, respectively.

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
The Company accounts for uncertain tax positions in accordance with the provisions of ASC 740. When uncertain tax positions exist, the Company recognizes the tax benefit of tax positions to the extent that the benefit will more likely than not be realized. The determination as to whether the tax benefit will more likely than not be realized is based upon the technical merits of the tax position as well as consideration of the available facts and circumstances. As of December 31, 2020 and 2019, the Company did not have any significant uncertain tax positions and no interest or penalties have been charged. The Company's practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company is subject to routine audits by taxing jurisdictions.
Application of New Accounting Standards
In January 2017, the FASB issued ASU No. 2017-04, “Intangibles-Goodwill and Other,” which is intended to simplify the subsequent measurement of goodwill. The pronouncement allows an entity, during its annual or interim goodwill impairment evaluation, to compare the fair value of a reporting unit with its carrying amount. An impairment charge is immediately recognized by which the carrying amount exceeds the fair value. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2019. The adoption of this ASU did not have an impact on the Company’s consolidated financial statements.
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
The Company had no assets and liabilities presented as discontinued operations as of December 31, 2020 and 2019.
Unaudited Pro Forma Disclosure
The following unaudited pro forma financial information summarizes the results of operations for the twelve months ended December 31, 2020 and 2019 as if the merger and disposal described above had been completed as of January 1, 2019. Pro forma information primarily reflects adjustments relating to the reversal of transaction costs. Assuming that the merger had been completed as of January 1, 2019, the transaction costs would have been expensed in the prior period.

	Twelve Months Ended December 31
	2020	2019
Revenues	$5,233,301	$3,465,055
Net loss	(7,352,254)	(10,865,500)
Net loss per share	$0.50	$(3.32)

NOTE 4. PREPAID EXPENSES AND OTHER CURRENT ASSETS
Prepaid expenses and other current assets at December 31, 2020 and 2019 consisted of the following:

	December 31, 2020	December 31, 2019
Prepaid clinical trial expenses	$—	$202,743
Prepaid insurance	684,268	617,096
Other prepaid and current assets	137,782	136,060
Total prepaid expenses and other current assets	$822,050	$955,899
Prepaid insurance is comprised of prepaid directors' and officers' insurance. In July 2020 and 2019, the Company financed their directors' and officers' insurance premium with a short term note, the principal amount of which is approximately $0.9 million, bearing interest at a rate of 2.49% and 4.61%, respectively. The note payable balance was $0.5 million and $0.5 million as of December 31, 2020 and 2019, respectively, and is included within Current Liabilities on the Consolidated Balance Sheets.

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
Cancer Prevention and Research Institute of Texas
In June 2016, the Company entered into a Cancer Research Grant Contract with CPRIT. Pursuant to the contract, CPRIT awarded the Company a grant up to $18.7 million to fund development of LSD 1 inhibitor. This is a 3-year grant award originally expired on May 31, 2019. The grant now expires on November 30, 2021 with extensions available.
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
The CPRIT grant is subject to funding conditions including a matching funds requirement where the Company will match 50% of funding from the CPRIT grant. As of December 31, 2020, the Company has received an aggregate of $10.4 million from the CPRIT grant. A portion of the remaining $8.3 million CPRIT grant was for a castration-resistant prostate study (approximately $2.6 million). The Company elected not to pursue the study, and accordingly this amount will no longer be available. During the twelve months ended December 31, 2020, the Company received $0.8 million from CPRIT. At December 31, 2020 and December 31, 2019, the Company had grants receivable of $3.9 million and deferred revenue of $0.5 million, respectively, related to CPRIT contract.

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
The following table sets forth a summary of changes in the fair value of Level 3 liabilities, the warrants associated with the Flex Pharma merger measured at fair value on a recurring basis for the twelve months ended December 31, 2020 and 2019:

Description	Balance at December 31, 2019	Change in Fair Value	Balance at December 31, 2020
Warrant liability	$317,762	$(258,551)	$59,211

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
As of December 31, 2020, all 1,246,519 shares of Series A convertible preferred stock were converted to common stock.
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
On October 24, 2019, the Company entered into a common stock purchase agreement with Aspire Capital, which provides that the Company may offer under certain conditions to Aspire Capital up to an aggregate of $10.9 million of the Company's common shares over 30 months. During the twelve months ended December 31, 2019, the Company issued 750,861 common shares to Aspire Capital, 101,810 shares were issued in consideration for entering into the purchase agreement, and 649,051 shares were issued for cash. The agreement with Aspire Capital expired during the year ended December 31, 2020.
Right to Warrants
Pursuant to the Merger Agreement (see Note 3), Flex Pharma distributed one right per share of common stock to stockholders of record as of the close of business on July 18, 2019. Each right entitled such stockholders to receive a warrant to purchase the Company's common shares on January 20, 2020. These warrants are exercisable, in the aggregate, into 142,711 shares of the Company's common stock with a 5-year term from January 20, 2020, and an exercise price of $15.17 per share. The warrants are subject to a cashless exercise, at the option of the Company, at the closing of an issuance and sale of the Company’s common stock in certain qualified financing, upon the closing of which the holders of warrants shall be entitled to receive a number of shares of common stock equal to the greater of two formulae defined by the Merger Agreement, which are based on the volume weighted average price of the Company's common stock during the 10 consecutive trading days ending on the trading day immediately preceding the date of exercise. As a result, the warrants have been classified as a liability.
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
Variables used in the Black-Scholes model are as follows:

	December 31, 2020	December 31, 2019
Discount rate	0.27%	1.69%
Expected life (years)	4.06 years	5.06 years
Expected volatility	130.56%	105.93%
Expected dividend	—%	—%
Wedbush Warrant

On July 19, 2019, upon the closing of the merger, the Company elected to issue warrants to purchase 42,928 common shares to Wedbush Securities Inc. ("Wedbush") to satisfy $0.5 million of the $1.0 million success fee payable to Wedbush at the closing of the merger. The remaining $0.5 million success fee was paid in cash. These warrants have an exercise price of $18.90 and a 5-year term. As of December 31, 2020, all warrants issued to Wedbush were outstanding.
Warrant Inducement
As discussed above, on February 11, 2020, the Company consummated a registered public offering of 7,101,307 Class A units and 1,246,519 Class B units. Each Class A unit consisted of one share of the Company’s common stock, par value $0.0001 per share, and a five-year warrant to purchase one share of common stock at an exercise price of $1.15 per share (each a “Warrant”). Each Class B unit consisted of one share of the Company’s Series A convertible preferred stock, par value $0.0001 per share, and a Warrant. On December 11, 2020, the Company entered into warrant exercise inducement offer letters (“Inducement Letters”) with certain holders of 3,964,065 Warrants (collectively, the “Exercising Holders”) pursuant to which such holders agreed to exercise on December 11, 2020 for cash, their Warrants to purchase 3,964,065 shares of Common Stock in exchange for the Company’s agreement to (i) lower the exercise price of the Warrants held by the Exercising Holders to $0.90 and (ii) issue new warrants (the “Inducement Warrants”) to purchase up to 3,964,065 shares of Common Stock. Each Inducement Warrant is exercisable at a price per share of $1.182 and expires on June 11, 2026.
This issuance of Inducement Warrants increased the fair value to these certain warrant holders by approximately $0.4 million. This increase in fair value is recorded in additional paid in capital due to the accumulated deficit and it increased the net loss available to common shareholders on the consolidated statement of operations.
8. EQUITY-BASED COMPENSATION
Equity Incentive Plans
The Company has granted options to employees, directors, and consultants under the Salarius Pharmaceuticals, Inc. 2015 Equity Incentive Plan as amended and restated effective as of June 19, 2020 (the "2015 Plan"). On July 19, 2019, the Company completed a merger with Flex Pharma and Flex Pharma had fully vested options to purchase 90,279 common shares outstanding as of the date of the merger and 34,385 of these options continue to be exercisable as of December 31, 2020. The 2015 Plan provides for the grant of incentive stock options ("ISOs"), nonstatutory stock options, restricted stock awards, restricted stock units, stock appreciation rights, performance-based stock awards and other stock-based awards. Additionally, the 2015 Plan provides for the grant of performance-based cash awards. ISOs may be granted only to the Company's employees. All other awards may be granted to the Company's employees, including officers, and to non-employee directors and consultants. As of December 31, 2020 and 2019, there were 108,348 and 25,145 shares, respectively, remaining available for the grant of stock awards under the 2015 Plan.
The Company has awarded stock options to its employees, directors and consultants, pursuant to the plan described above. Stock options generally vest over one to four years and have a contractual term of ten years. Stock options are valued using the Black-Scholes option pricing model and compensation cost is recognized based on the resulting value over the service period. Expected volatilities utilized in the model are based on implied volatilities from traded stocks of peer companies. Similarly, the dividend yield is based on historical experience and the estimate of future dividend yields. The risk-free interest rate is derived from the U.S. Treasury yield curve in effect at the time of grant. The expected term of the options is based on the average period the stock options are expected to remain outstanding. The fair value of the option grants of $1,196,469 and $642,360 respectively, has been estimated with the following assumptions for the year ended December 31, 2020 and 2019:

	2020	2019
Risk-free interest rate	0.28%-0.555%	1.61%
Volatility	113.17%-130.41%	103.70%
Expected life (years)	5-6 years	5.79
Expected dividend yield	0.00%	0.00%

The following table summarizes stock option activity for employees and non-employees for the twelve months ended December 31, 2020 and 2019:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2018	—	$—	—	$—
Granted	101,082	8.00
Options from Flex Pharma	65,151	75.42
Exercised	—	—
Forfeited	—	—
Expired	—	—
Outstanding at December 31, 2019	166,233	$34.42	6.53	$—
Exercisable at December 31, 2019	84,321	$60.09	3.45	$—

Granted	1,468,118	$0.93
Exercised	—
Forfeited	36,613
Expired	33,766
Outstanding at December 31, 2020	1,563,972	$2.44	4.87	$175,770
Exercisable at December 31, 2020	73,975	$35.89	5.41	$—

As of December 31, 2020 and 2019, there was approximately $1.34 million and $0.5 million of total unrecognized compensation cost, respectively, related to unvested stock options. Total unrecognized compensation cost will be adjusted for future changes in employee and non-employee forfeitures, if any. The Company expects to recognize that cost over a remaining weighted-average period of 1.65 years.
On September 10, 2019, the Company granted 101,082 stock options, in the aggregate, to certain employees, directors and a consultant. These awards vest monthly over 3 months to 4 years as continuous services are provided, and expense is being recognized over this period.
During the year ended December 31, 2020, the Company granted 1,468,118 stock options, in the aggregate, to certain employees and directors. These award vest over 4.5 months to 4 years as continuous services are provided, and expense is being recognized over this period.
During the year ended December 31, 2020, the Company granted 24,145 shares common stock to its Employee Stock Purchase Plan ("ESPP") participants. Fair value of the grants are valued using the Black-Scholes option pricing model and compensation cost is recognized based on the resulting value over the derived service period.

9. INCOME TAX
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
As of December 31, 2020 and 2019, the Company had deferred tax assets of $2.8 million and $1 million, respectively, against which a full valuation allowance had been recorded. The change in the valuation allowance for the year ended December 31, 2020 was an increase of $1.9 million. The increase in the valuation allowance for the year ended December 31, 2020 was mainly attributable to increases in net operating losses and capitalization of research and development expenses, which resulted in an increase in the deferred tax assets with a corresponding valuation allowance. Significant components of the Company’s deferred tax assets at December 31, 2020 and 2019 were as follows:

	December 31
	2020	2019
Capitalized R&D Expenses	$1,725,015	$—
Other Deferred Items	87,432	(5,174)
Stock Compensation	28,048	70,108
Net Operating Loss - US	673,186	887,947
R&D Credits	325,329	—
Net deferred tax assets (liabilities)	$2,839,010	$952,881

Valuation Allowance	(2,839,010)	(952,881)
Net deferred tax assets (liabilities)	$—	$—
A reconciliation of the federal statutory tax rate and the effective tax rates for the year ended December 31, 2020 is as follows:

	December 31
	2020	2019
Federal Tax at Statutory Rate	21.00%	21.00%
Permanent	0.63%	(8.69)%
Change in VA	(25.65)%	(12.31)%
Other items	(0.40)%	—%
R&D Credit	4.42%	—%

Effective Tax Rate	—%	—%
The Company had approximately $3.2 million and $4.2 million of Federal gross net operating loss (“NOL”) carryforwards as of December 31, 2020 and 2019, respectively. Due to the change in ownership provisions of the Internal Revenue Code, the availability of the Company’s net operating loss carry forwards and R&D credits could be subject to annual limitations against taxable income in future periods, which could substantially limit the eventual utilization of such carry forwards. The Company has not analyzed the historical or potential impact of its equity financings on beneficial ownership and therefore no determination has been made whether the net operating loss carry forward is subject to any Internal Revenue Code Section 382 limitation. To the extent there is a limitation, there could be a reduction in the deferred tax asset with an offsetting reduction in the valuation allowance.
The Federal net operating loss carryforward of $3.2 million have an indefinite life, while the R&D credits of $0.33 million begin to expire in 2039.

10. PAYROLL PROTECTION PROGRAM
On April 13, 2020, the Company was granted a loan of approximately $0.18 million from the Paycheck Protection Program ("PPP") established under the Coronavirus Aid, Relief and Economic Security Act ("CARES Act"). The loan matures on April 13, 2022 and bears interest at a rate of 1% per annum. Under the terms of the PPP, certain amounts of the loan may be forgiven if they are used for qualifying expenses as described in the CARES Act. The proceeds of the loan were used in full to pay for payroll disbursement after it was received, which the Company expects to comply with the PPP eligibility and loan forgiveness criteria. As such, the loan was accounted as a government grant. The Company will continually reassess its ability to meet the forgiveness conditions, and it may have to reverse income if it can no longer support a conclusion that it expects to meet the conditions.
On March 27, 2020, President Trump signed into law the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”). The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer side social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations, increased limitations on qualified charitable contributions, and technical corrections to tax depreciation methods for qualified improvement property. We continue to examine the impact of the CARES Act. Currently, we are unable to determine the impact, if any, that the CARES Act will have on our business, financial condition or results of operations.

11. SUBSEQUENT EVENTS
On March 8, 2021 the Company completed a public offering of common stock with total gross proceeds of $23 million and issued 16,806,722 shares of common stock.
On February 11, 2021, the Company completed an At the Marketing Offering ("ATM offering") with total gross proceeds of approximately $6.3 million. Total common shares sold in the ATM offering were 2,820,490, with an average selling price of $2.24 per share.
During the subsequent period, the Company received approximately $1.5 million from warrants exercised for cash.

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
As of December 31, 2020, our management, including our principal executive officer and principal financial officer, had evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) pursuant to Rule 13a-15(b) under the Exchange Act. Based upon and as of the date of the evaluation, our principal executive officer and principal financial officer concluded that information required to be disclosed is recorded, processed, summarized and reported within the specified periods and is accumulated and communicated to management, including our principal executive officer and principal financial officer, to allow for timely decisions regarding required disclosure of material information required to be included in our periodic SEC reports. In connection with the audit of our consolidated financial statements as of and for the years ended December 31, 2017 and 2018, we identified a material weakness in our internal control over financial reporting related to the failure to evaluate or identify the accounting implication of various transactions which was mainly due to the lack of accounting personnel with necessary knowledge and experience related to financial reporting. During the year ended December 31, 2019, we designed and implemented processes and internal controls to remediate this material weakness. We engaged consultants and added accounting personnel, including a Chief Financial Officer and Controller, with necessary knowledge and experience. With the oversight of senior management and our audit committee, we have taken steps to remediate the underlying causes of the material weakness. Based on the foregoing, our management determined that our disclosure controls and procedures were effective as of December 31, 2020.

No change in our company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended December 31, 2020, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Management's Annual Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2020 based on the framework in Internal Control—Integrated Framework 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2020.

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
On March 9, 2020, we entered into a Consulting Agreement (the "Consulting Agreement") with Mr. Bruce McCreedy who currently serves as a director on our board of directors. Pursuant to the terms of the Consulting Agreement, Mr. McCreedy served as our interim Chief Scientific Officer from the date of the agreement until September 30, 2020.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item will be set forth under the captions “Election of Directors – Nominees for Election for a Three-Year Term Until the 2021 Annual Meeting,” “Election of Directors – Directors Continuing in Office Until the 2022 Annual Meeting,” “Election of Directors – Directors Continuing in Office Until the 2023 Annual Meeting,” “Executive Officers,” “Information Regarding the Board of Directors and Corporate Governance – Code of Ethics,” “Information Regarding the Board of Directors and Corporate Governance – Information Regarding Committees of the Board of Directors – Audit Committee” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement to be filed with the SEC, in connection with our 2020 annual meeting of stockholders (the “Proxy Statement”), which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2020, and is incorporated in this report by reference. Certain information required by this item concerning executive officers is set forth in Part I of this report under the caption “Executive Officers of the Registrant” and is incorporated herein by reference.

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
(a)(3) Exhibits.

Exhibit Number	Exhibit Title	Filed with this Form 10-K	Incorporated by Reference
			Form	File No.	Date Filed
2.1^	Agreement and Plan of Merger, dated January 3, 2019, by and among Flex Pharma, Inc., Falcon Acquisition Sub, LLC, and Salarius Pharmaceuticals, LLC		8-K	001-36812 Exhibit 2.1	01/04/2019
2.2	Amendment No. 1 to the Agreement and Plan of Merger, dated June 27, 2019, by and among Flex Pharma, Inc., Falcon Acquisition Sub, LLC, and Salarius Pharmaceuticals, LLC		8-K	001-36812 Exhibit 2.1	07/01/2019
2.3	Waiver No. 1 to the Agreement and Plan of Merger, dated July 18, 2019, by and among Flex Pharma, Inc., Falcon Acquisition Sub, LLC, and Salarius Pharmaceuticals, LLC		8-K	001-36812 Exhibit 2.3	07/22/2019
2.4	Asset Purchase Agreement, dated July 23, 2019, by and among the Registrant, Flex Innovation Group LLC and Cliff-Cartwright Corporation		8-K	001-36812 Exhibit 2.1	07/24/2019
3.1	Amended and Restated Certificate Amended and Restated Certificate of Incorporation of the Registrant Incorporation of the Registrant		8-K	001-36812 Exhibit 3.1	02/09/2015
3.2	Certificate of Amendment of Certificate of Incorporation of the Registrant filed with the Secretary of State of Delaware on July 18, 2019		8-K	001-36812 Exhibit 3.1	07/22/2019
3.3	Amended and Restated Bylaws of the Registrant, effective July 19, 2019		8-K	001-36812 Exhibit 3.2	07/22/2019
3.5	Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock, dated February 10, 2020.		8-K	001-36812 Exhibit 3.1	02/12/2020
4.1	Form of Common Stock Certificate of Form of Common Stock Certificate of Registrant		S-1	333-201276 Exhibit 4.1	12/29/2014
4.2	Registration Rights Agreement, dated October 24, 2019, by and between the Registrant and Aspire Capital Fund		8-K	001-36812 Exhibit 4.1	10/28/2019

4.3	Form of Indenture between Flex Pharma, Inc. and one or more trustees to be named		S-3	333-231010 Exhibit 4.4	04/24/2019
4.4	Form of Common Stock Warrant Agreement and Warrant Certificate between Flex Pharma, Inc. and one or more warrant agents to be named.		S-3	333-231010 Exhibit 4.6	04/24/2019
4.5	Form of Preferred Stock Warrant Agreement and Warrant Certificate between Flex Pharma, Inc. and one or more warrant agents to be named.		S-3	333-231010 Exhibit 4.7	04/24/2019
4.6	Form of Debt Securities Warrant Agreement and Warrant Certificate between Flex Pharma, Inc. and one or more warrant agents to be named		S-3	333-231010 Exhibit 4.8	04/24/2019
4.7	Form of Common Stock Purchase Form of Common Stock Purchase Warrant		S-1/A	333-235879 Exhibit 4.8	02/06/2020
4.8	Form of Preferred Stock Form of Preferred Stock Certificate of Registrant		S-1/A	333-235879 Exhibit 4.9	02/06/2020
4.9	Common Stock Purchase Warrant dated February 11, 2020		8-K	001-36812 Exhibit 4.1	02/12/2020
4.10	Form of Inducement Warrant dated December 11, 2020		8-K/A	001-36812 Exhibit 4.1	12/11/2020
4.11	Description of Registrant's Securities	x
10.1+	Form of Indemnification Agreement between the Registrant and its directors and officers		8-K	001-36812 Exhibit 10.1	07/22/2019
10.2*	Exclusive License Agreement, dated August 3, 2011, between the University of Utah Research Foundation and Salarius Pharmaceuticals, LLC		S-4	333-229666 Exhibit 10.1	02/14/2019
10.3*	Exclusive Pharmaceutical Sublicense Agreement, dated November 25, 2016, between HLB LifeScience Co., Ltd.		S-4	333-229666 Exhibit 10.2	02/14/2019
10.4*	Cancer Research Grant Contract, dated June 1, 2016, between the Cancer Prevention and Research Institute of Texas and Salarius Pharmaceuticals, LLC		S-4	333-229666 Exhibit 10.3	02/14/2019
10.5+	Amended and Restated Executive Employment Agreement, dated February 5, 2019, between David J. Arthur and Salarius Pharmaceuticals, LLC		S-4	333-229666 Exhibit 10.5	02/14/2019
10.6+	Amendment to Amended and Restated Executive Employment Agreement dated September 10, 2019, among David J. Arthur, the Registrant and Salarius Pharmaceuticals, LLC		8-K	001-36812 Exhibit 10.5	09/16/2019
10.7+	Separation and Release Agreement between Scott Jordan and the Registrant, dated March 18, 2020		10-K	001-36812 Exhibit 10.7	03/23/2020
10.8+	Offer of Employment with the Registrant dated September 11, 2019 between Mark Rosenblum and the Registrant		8-K	001-36812 Exhibit 10.1	09/16/2019
10.9+	Consulting Agreement between Bruce McCreedy and the Registrant, dated March 6, 2020		10-K	001-36812 Exhibit 10.9	03/23/2020

10.10+	Forms of Stock Option Agreement, Notice of Exercise and Stock Option Grant Notice under the Flex Pharma, Inc. 2015 Equity Plan		10-K	001-36812 Exhibit 10.4	03/24/2015
10.11	Common Stock Purchase Agreement, dated October 24, 2019 between Salarius Pharmaceuticals, Inc. and Aspire Capital Fund, LLC		8-K	001-36812 Exhibit 10.1	10/28/2019
10.12	Employment Agreement between Mark J. Rosenblum and Salarius Pharmaceutical, Inc., dated April 24, 2020		8-K	001-36812 Exhibit 10.1	4/29/2020
10.13+	Salarius Pharmaceuticals, Inc., 2015 Equity Incentive Plan, as amended		8-K	001-36812 Exhibit 10.1	06/19/2020
10.14+	Salarius Pharmaceuticals, Inc., 2015 Employee Stock Purchase Plan, as amended		8-K	001-36812 Exhibit 10.2	06/19/2020
10.15+	Form of Inducement Letter dated December 11, 2020		8-K	001-36812 Exhibit 10.1	12/11/2020
10.16	Subsidiaries of the Registrant		S-1	333-235879 Exhibit 21	01/10/2020
23.1	Consent of Ernst & Young LLP	X
24.1	Power of attorney (included on Signature Page)	X
31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Principal Financial and Accounting Officer Pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Schema Document	X
101.CAL	XBRL Calculation Linkbase Document	X
101.DEF	XBRL Definition Linkbase Document	X
101.LAB	XBRL Label Linkbase Document	X
101.PRE	XBRL Presentation Linkbase Document	X
^	The schedules and exhibits to this exhibit have been omitted pursuant to Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished to the SEC upon request.
*	Portions of this exhibit have been omitted and provided separately to the SEC pursuant to a request for confidential treatment.
+	Management contract or compensatory plans or arrangements.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

March 18, 2021    SALARIUS PHARMACEUTICALS, INC.

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

SIGNATURE	TITLE	DATE
/s/ William K. McVicar William K. McVicar	Chairman of the Board	March 18, 2021
/s/ David J. Arthur David J. Arthur	Director, President & Chief Executive Officer (Principal Executive Officer)	March 18, 2021
/s/ Mark J. Rosenblum Mark J. Rosenblum	Chief Financial Officer (Principal Financial and Accounting Officer)	March 18, 2021
/s/ Tess Burleson Tess Burleson	Director	March 18, 2021
/s/ Arnold Hanish Arnold Hanish	Director	March 18, 2021
/s/ Paul Lammers Paul Lammers	Director	March 18, 2021
/s/ Jon Lieber Jon Lieber	Director	March 18, 2021
/s/ Bruce McCreedy Bruce McCreedy	Director, Interim Chief Scientific Officer	March 18, 2021