Form 10-Q
period 2021-03-31
Salarius Pharmaceuticals, Inc.
filed 2021-05-12
CIK 1615219

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
OR
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

As of May 10, 2021, there were 44,772,606 shares of common stock outstanding.

SALARIUS PHARMACEUTICALS, INC.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
The information in this Quarterly Report on Form 10-Q, including the information and exhibits incorporated herein by reference, include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Statements other than statements of historical fact constitute forward-looking statements. These are statements that include, but are not limited to, statements about: future periods; the Company's strategy and ongoing development programs; the Company's clinical trials, including status, costs, goals, timing and other expectations related thereto; the Company’s belief as to the potential of its lead compound, SP-2577; the Company's strategic collaborations and license agreements, and intellectual property; the FDA approval process and government regulation; the potential for seclidemstat to target the epigenetic dysregulation underlying Ewing sarcoma and advanced solid tumors including, but not limited to, prostate, breast, ovarian, melanoma, colorectal and other cancers; expected timing and results of clinical studies; the ability of seclidemstat to demonstrate drug activity the nature, strategy and focus of the Company; the development and commercial potential of any product candidates; the Company's ability and plan to regain and maintain compliance with Nasdaq's continued listing standards; the Company’s expectations as to revenue, cash flow, and expenses; critical accounting policies; the potential impact of the COVID-19 pandemic on the Company’s business, operations, cash flow and ability to obtain additional financing; the sufficiency of the Company's cash on hand for future operating and capital requirements; the Company's liquidity position, future capital requirements, and need for, and ability to secure, additional financing; the ability of the Company to access additional financing under the Grant Contract with Cancer Prevention and Research Institute of Texas; the Company's operating losses and ability to continue as a going concern and management plan to obtain additional capital through the sale of equity securities in one or more offerings or through issuances of debt instruments; and the Company's decision to engage in any new collaborations or selectively partnering its technology to improve the Company's ability to continue as a going concern. These forward-looking statements are based on current expectations and beliefs and involve numerous risks and uncertainties, including those discussed under “Part I — Item 1A — Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2020, and under Part II — Item 1A — Risk Factors in this Quarterly Report on Form 10-Q. These risks and uncertainties that could cause actual results to differ materially from expectations or those expressed in these forward-looking statements. These forward-looking statements should not be relied upon as predictions of future events as we cannot assure you that the events or circumstances reflected in these statements will be achieved or will occur. When used in this report, the words “believe,” “may,” “could,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” “indicate,” “seek,” “should,” “would,” “target”, “potential,” “evaluate,” “proceeding” and similar expressions are intended to identify forward-looking statements, though not all forward-looking statements contain these identifying words. All statements, other than statements of historical fact, are statements that could be deemed forward-looking statements.

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

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

SALARIUS PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	3/31/2021	12/31/2020
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$36,612,288	$11,118,614
Grants receivable from CPRIT	4,223,532	3,855,996
Prepaid expenses and other current assets	814,816	822,050
Total current assets	41,650,636	15,796,660
Property and equipment, net	18,950	22,639
Goodwill	8,865,909	8,865,909
Other assets	232,027	247,113
Total assets	$50,767,522	$24,932,321
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$1,573,961	$1,853,756
Accrued expenses and other current liabilities	118,858	383,138
Note payable	191,395	477,028
Warrant liability	105,265	59,211
Total liabilities	1,989,479	2,773,133

Commitments and contingencies (Note 5)

Stockholders' equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; 0 issued and outstanding	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized; 44,734,328 and 23,810,541 shares issued at March 31, 2021 and December 31, 2020, and 44,734,328 and 23,808,546 shares outstanding at March 31, 2021 and December 31, 2020, respectively	4,473	2,381
Additional paid-in capital	70,054,420	41,585,761
Accumulated deficit	(21,280,850)	(19,428,954)
Total stockholders' equity	48,778,043	22,159,188
Total liabilities and stockholders' equity	$50,767,522	$24,932,321

See accompanying notes to condensed consolidated financial statements.

SALARIUS PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31
	2021	2020
Revenue:
Grant revenue	$1,268,829	$1,132,830
Operating expenses:
Research and development	1,740,655	1,643,371
General and administrative	1,332,769	1,859,017
Total operating expenses	3,073,424	3,502,388
Loss before other income (expense)	(1,804,595)	(2,369,558)
Change in fair value of warrant liability	(46,054)	283,070
Interest income (expense), net	(1,247)	2,672
Loss from continuing operations	(1,851,896)	(2,083,816)
Net loss	$(1,851,896)	$(2,083,816)

Loss per common share — basic and diluted	$(0.06)	$(0.22)
Weighted-average number of common shares outstanding — basic and diluted	30,551,316	9,534,842

See accompanying notes to condensed consolidated financial statements.

SALARIUS PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31
	2021	2020
Operating activities
Net loss	$(1,851,896)	$(2,083,816)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, amortization and impairment	4,795	4,233
Equity-based compensation expense	135,379	38,409
Change in fair value of warrant liability	46,054	(283,070)
Changes in operating assets and liabilities:
Grants receivable	(367,536)	(591,129)
Prepaid expenses and other current assets	21,214	298,959
Accounts payable	(446,520)	(911,301)
Accrued expenses and other current liabilities	(264,280)	361,382
Deferred revenue	—	(541,701)
Net cash used in operating activities	(2,722,790)	(3,708,034)

Financing activities
Proceeds from issuance of equity securities, net	27,016,746	9,865,727
Proceeds from warrants exercised for cash	1,485,351	—
Payments on note payable	(285,633)	(249,653)
Net cash provided by financing activities	28,216,464	9,616,074

Net increase in cash, cash equivalents and restricted cash	25,493,674	5,908,040
Cash, cash equivalents and restricted cash at beginning of period	11,118,614	3,738,900
Cash, cash equivalents and restricted cash at end of period	$36,612,288	$9,646,940

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,174	$3,061
Non-cash investing and financing activities:
Accrued issuance costs for public offering	$166,725	$398,561

See accompanying notes to condensed consolidated financial statements.

SALARIUS PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

	Common Stock		Preferred Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance at December 31, 2019	4,511,174	$451	—	—	$22,657,103	$(12,076,700)	$10,580,854
Issuance of equity securities, net	8,353,480	835	1,246,519	125	9,466,206	—	9,467,166
Preferred shares converted to common shares	777,825	78	(777,825)	(78)	—	—	—
Equity-based compensation expense	3,198	—	—	—	38,409	—	38,409
Net loss	—	—	—	—	—	(2,083,816)	(2,083,816)
Balance at March 31, 2020	13,645,677	1,364	468,694	47	32,161,718	(14,160,516)	18,002,613

Balance at December 31, 2020	23,808,546	2,381	—	—	41,585,761	(19,428,954)	22,159,188
Issuance of equity securities, net	19,627,215	1,963	—	—	26,848,058	—	26,850,021
Warrants exercised for cash, net	1,298,567	129	—	—	1,485,222	—	1,485,351
Equity-based compensation expense	—	—	—	—	135,379	—	135,379
Net loss	—	—	—	—	—	(1,851,896)	(1,851,896)
Balance at March 31, 2021	44,734,328	$4,473	—	—	$70,054,420	$(21,280,850)	$48,778,043
See accompanying notes to condensed consolidated financial statements.

SALARIUS PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 1. ORGANIZATION AND OPERATIONS

Nature of Business

Salarius Pharmaceuticals, Inc. (“Salarius” or the “Company”), together with its subsidiaries, Salarius Pharmaceuticals, LLC, Flex Innovation Group LLC, and TK Pharma, Inc., is a clinical-stage biopharmaceutical company focused on developing effective treatments for cancers with high, unmet medical need. Specifically, the Company is developing treatments for cancers caused by dysregulated gene expression, i.e., genes that are incorrectly turned on or off. The field concerned with gene expression regulation is called ‘epigenetics’. As cancers are often diseases driven by gene dysregulation, epigenetics is an area of interest for cancer treatment. The Company's lead epigenetic based technology was licensed from the University of Utah Research Foundation in 2011. The Company is located in Houston, Texas.
Risks Related to Covid-19 Pandemic
The outbreak of COVID-19 has spread worldwide and has had a major impact on the United States and global economies and may in the future affect the Company’s operations and those of third parties on which the Company relies. While the potential economic impact brought by, and the duration of, the COVID-19 pandemic is difficult to assess or predict, the future impact of the COVID-19 pandemic on the global financial markets may reduce the Company’s ability to access capital, which could negatively impact the Company’s long-term liquidity. The ultimate impact of the COVID-19 pandemic continues to be highly uncertain and subject to change and the Company does not yet know the full extent of potential delays or impacts on its business. However, these effects could have a material impact on the Company’s liquidity, capital resources, operations, and business and those of the third parties on which we rely.

NOTE 2. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States ("GAAP"). Any reference in these notes to applicable guidance is meant to refer to the authoritative GAAP as found in the Accounting Standard Codification ("ASC") and Accounting Standards Update ("ASU") of the Financial Accounting Standards Board ("FASB").

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Unaudited Interim Financial Information

The accompanying interim financial statements are unaudited. These unaudited interim financial statements have been prepared in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. These unaudited interim financial statements should be read in conjunction with the audited financial statements and accompanying notes for the year ended December 31, 2020 included elsewhere in the Company's Annual Report on Form 10-K filed with the SEC on March 18, 2021. In the opinion of management, the unaudited interim financial statements reflect all the adjustments (consisting of normal recurring adjustments) necessary to state fairly the Company’s financial position as of March 31, 2021 and the results of operations for the three months ended March 31, 2021 and 2020. The interim results of operations are not necessarily indicative of the results that may occur for the full fiscal year. The December 31, 2020 balance sheet included herein was derived from the audited financial statements, but does not include all disclosures, including notes, required by GAAP for complete financial statements.

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

The Company maintains several bank accounts including an interest-bearing account for funds received from Cancer Prevention and Research Institution of Texas ("CPRIT") funded amount. At both March 31, 2021 and December 31, 2020, the CPRIT bank balance was $0, respectively. The grant has a mandatory fund matching requirement. Subject to CPRIT review, the Company believes that all matching fund requirements have been met at March 31, 2021.

Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that their carrying value may not be recoverable. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. There were no impairment charges related to long-lived assets for the three months ended March 31, 2021 and 2020.

Goodwill

Goodwill is not amortized but is tested at least annually for impairment at the reporting unit level. The Company has determined that the reporting unit is the single operating segment disclosed in its current financial statements.

Impairment is the condition that exists when the carrying amount of goodwill exceeds its implied fair value. The first step in the impairment process is to determine the fair value of the reporting unit and then compare it to the carrying value, including goodwill. If the fair value exceeds the carrying value, no further action is required and no impairment loss is recognized. Additional impairment assessments may be performed on an interim basis if the Company encounters events or changes in circumstances that would indicate that, more likely than not, the carrying value of goodwill has been impaired. There was no impairment of goodwill during the three months ended March 31, 2021 or March 31, 2020, respectively.

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

The number of anti-dilutive shares, consisting of common shares underlying (i) common stock options, (ii) stock purchase warrants, (iii) unvested restricted stock, (iv) convertible preferred stock and (v) rights entitling holders to receive warrants to purchase the Company's common shares, which have been excluded from the computation of diluted loss per share, was 9,537,198 and 10,597,729 shares as of March 31, 2021 and 2020, respectively.

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
The Company accounts for uncertain tax positions in accordance with the provisions of ASC 740. When uncertain tax positions exist, the Company recognizes the tax benefit of tax positions to the extent that the benefit will more likely than not be realized. The determination as to whether the tax benefit will more likely than not be realized is based upon the technical merits of the tax position as well as consideration of the available facts and circumstances. As of March 31, 2021 and December 31, 2020, the Company did not have any significant uncertain tax positions and no interest or penalties have been charged. The Company's practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company is subject to routine audits by taxing jurisdictions.
Subsequent Events

The Company’s management reviewed all material events through the date that the financial statements were issued for subsequent event disclosure consideration.

Application of New Accounting Standards
In December 2019, the FASB issued ASU No. 2019-12, Simplifying the Accounting for Income Taxes (Topic 740). The guidance eliminates certain exceptions for recognizing deferred taxes for investments, performing intra-period allocation and calculating income taxes in interim periods. This guidance also includes guidance to reduce complexity in certain areas, including recognizing deferred taxes for tax goodwill and allocating taxes to members of a consolidated group. ASU 2019-12 is effective for annual and interim periods in fiscal years beginning after December 15, 2020. The adoption of ASU 2019-12 in the first quarter of 2021 did not have a material impact on the Company’s condensed consolidated financial statements.
Pronouncements Not Yet Adopted
In June 2016, the FASB issued ASU No. 2016-13, "Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments", which requires the measurement of all expected credit losses for financial assets including trade receivables held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Subsequent to the issuance of ASU 2016-13, the FASB issued ASU 2018-19, "Codification Improvements to Topic 326, Financial Instruments - Credit Losses". This ASU does not change the core principle of the guidance in ASU 2016-13, instead these amendments are intended to clarify and improve operability of certain topics included within the credit losses guidance. The FASB also subsequently issued ASU No. 2019-04, "Codification Improvements to Topic 326, Financial Instruments—Credit Losses, Derivatives and Hedging (Topic 815), and Financial Instruments (Topic 842)", which did not change the core principle of the guidance in ASU 2016-13 but clarified that expected recoveries of amounts previously written off and expected to be written off should be included in the valuation account and should not exceed amounts previously written off and expected to be written off. The guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2019 for public business entities, excluding smaller reporting companies. Early adoption is permitted. As a smaller reporting company, the guidance will be effective for the Company during the first quarter of 2023. The Company is in the process of assessing the impact adoption will have on its consolidated financial statements.

NOTE 3. GRANTS RECEIVABLE
Grants receivable represents qualifying costs incurred and there is reasonable assurance that conditions of the grant have been met but the corresponding funds have not been received as of the reporting date. Grants receivable balances are $4.2 million and $3.9 million as of March 31, 2021 and December 31, 2020, respectively.

NOTE 4. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets at March 31, 2021 and December 31, 2020 consisted of the following:

	March 31, 2021	December 31, 2020
Prepaid clinical trial expenses	$206,070	$—
Prepaid insurance	402,252	684,268
Other prepaid and current assets	206,494	137,782
Total prepaid expenses and other current assets	$814,816	$822,050

Prepaid insurance is comprised of prepaid directors' and officers' insurance. In July 2020 and 2019, the Company financed their directors' and officers' insurance premium with a short term note, the principal amount of which is approximately $0.9 million bearing interest at a rate of 2.49% and 4.61%. The note payable balances, which were included within Current Liabilities on the Condensed Consolidated Balance Sheets, were $0.2 million and $0.5 million at March 31, 2021 and December 31, 2020, respectively.

NOTE 5. COMMITMENTS AND CONTINGENCIES

License Agreement with the University of Utah Research Foundation

In 2011, the Company entered into a license agreement with the University of Utah, under which, the Company acquired an exclusive license to an epigenetic enzyme lysine specific demethylase 1 ("LSD1"). In exchange for the license, the Company issued 2% equity ownership in the Company based on a fully diluted basis at the effective date of the agreement subject to certain adjustments specified in the agreement, such as granted revenue sharing rights on any resulting products or processes to commence on first commercial sale, and milestone payments based upon regulatory approval of any resulting product or process as well as on the second anniversary of first commercial sale.

Cancer Prevention and Research Institute of Texas

In June 2016, the Company entered into a Cancer Research Grant Contract with CPRIT. Pursuant to the contract, CPRIT awarded the Company a grant of up to $18.7 million to fund the development of an LSD1 inhibitor. This is a 3-year grant award which originally expired on May 31, 2019. The grant now expires on November 30, 2021 with extensions available.

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

The CPRIT grant is subject to funding conditions including a matching funds requirement where the Company will match 50% of funding from the CPRIT grant. As of March 31, 2021, the Company has received an aggregate of $11.3 million from the CPRIT grant. Approximately $2.6 million of the remaining $7.4 million CPRIT grant was for a castration-resistant prostate study. The Company has elected not to pursue this study, and accordingly this amount will no longer be available.

There was $0.9 million of funding received from CPRIT during the three months ended March 31, 2021. At March 31, 2021 and December 31, 2020, the Company had grants receivable of $4.2 million and $3.9 million, respectively, related to the CPRIT contract.

NOTE 6. FAIR VALUE OF FINANCIAL INSTRUMENTS
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
The following table sets forth a summary of changes in the fair value of Level 3 liabilities, the warrants issued in connection with the Company's merger with Flex Pharma in 2019, which are measured at fair value on a recurring basis for the three months ended March 31, 2021:

Description	Balance at December 31, 2020	Change in Fair Value	Balance at March 31, 2021
Warrant liability	$59,211	$46,054	$105,265

NOTE 7. STOCKHOLDERS' EQUITY
Preferred Stock and Common Stock
On February 11, 2020, the Company completed a public offering with total gross proceeds of approximately $11.0 million, which includes the full exercise of the underwriter's over-allotment option to purchase an additional 1,252,173 shares and warrants prior to deducting underwriting discounts and commissions and offering expenses payable by Salarius (the “February 2020 Offering”). The February 2020 Offering was comprised of 7,101,307 Class A units, priced at a public offering price of $1.15 per unit, with each unit consisting of one share of common stock and a five-year warrant to purchase one share of common stock at an exercise price of $1.15 per share, and 1,246,519 Class B units, priced at a public offering price of $1.15 per unit, with each unit consisting of one share of Series A convertible preferred stock and a five-year warrant to purchase one share of common stock with and exercise price of $1.15 per share. A total of 8,353,480 shares of common stock, 1,246,519 shares of Series A convertible preferred stock, and warrants to purchase up to 9,599,999 shares of common stock were issued in the offering, including the full exercise of the over-allotment option. The convertible preferred stock issued in this transaction includes a beneficial ownership limitation on conversion, but has no dividend rights (except to the extent that dividends are also paid on the common stock). The conversion price of the Series A convertible preferred stock issued in the February Offering as well as the exercise price of the warrants are fixed and do not contain any variable pricing features or any price based anti-dilutive features. During the year end December 31, 2020 , all 1,246,519 shares of Series A convertible preferred stock were converted to common stock.

On August 3, 2020, the Company completed a public offering of 5,130,390 shares of its common stock at a price to the public of $1.20 per share. Total gross proceeds from the offering were approximately $6.2 million, prior to deducting underwriting discounts and commissions and offering expenses payable by Salarius

As discussed above, in connection with the February 2020 Offerings, the Company issued five-year warrants to purchase one share of common stock at an exercise price of $1.15 per share (each a "warrant") . On December 11, 2020, the Company entered into warrant exercise inducement offer letters (“Inducement Letters”) with certain holders of 3,964,065 Warrants (collectively, the “Exercising Holders”) pursuant to which such holders agreed to exercise on December 11, 2020 for cash, their Warrants to purchase 3,964,065 shares of Common Stock in exchange for the Company’s agreement to (i) lower the exercise price of the Warrants held by the Exercising Holders to $0.90 and (ii) issue new warrants (the “Inducement Warrants”) to purchase up to 3,964,065 shares of Common Stock. Each Inducement Warrant is exercisable at a price per share of $1.182 and expires on June 11, 2026.

On February 5, 2021, the Company entered into an At the Market Offering Agreement (the “Sales Agreement”) with Ladenburg Thalmann & Co. Inc. (“Ladenburg”). Under the Sales Agreement the Company was able to issue and sell, from time to time, shares of its common stock having an aggregate offering price of up to $6.3 million (the “ATM Shares”) with Ladenburg acting as an agent for sales. Sales of the ATM Shares may be made by any method permitted by law deemed to be an “at the market offering” as defined in Rule 415(a)(4) of the Securities Act of 1933, as amended, including, without limitation, sales made directly on or through the NASDAQ Capital Market. During the three months ended March 31, 2021, the Company issued 2,820,493 shares under the Sales Agreement for gross proceeds of $6.3 million.

On March 8, 2021, the Company completed a public offering of 16,806,722 shares of its common stock at a price to the public of $1.3685 per share. Total gross proceeds from the offering were approximately $23.0 million prior to deducting underwriting discounts and commissions and offering expenses payable by Salarius.

Warrants Exercised for Cash
During the three months ended March 31, 2021, the Company issued 1,298,567 common shares as a result of warrant exercises, and received cash proceeds of approximately $1.5 million. As of March 31, 2021, 7,747,587 of warrants were still outstanding.
Right to Warrants

On January 3, 2019, Flex Pharma, Private Salarius and Merger Sub entered into the Merger Agreement. Pursuant to the Merger Agreement, Flex Pharma distributed one right per share of common stock to stockholders of record as of the close of business on July 18, 2019. Each right entitles such stockholders to receive a warrant to purchase the Company's common shares on January 20, 2020. These warrants are exercisable, in the aggregate, into 142,711 shares of the Company's common stock with a 5-year term from January 20, 2020, at an exercise price of $15.17 per share. The warrants are subject to a cashless exercise, at the option of the Company, at the closing of an issuance and sale of the Company’s common stock in certain qualified financing, upon the closing of which the holders of warrants shall be entitled to receive a number of shares of common stock equal to the greater of two formulae defined by the Merger Agreement, which are based on the volume weighted average price of the Company's common stock during the 10 consecutive trading days ending on the trading day immediately preceding the date of exercise. As a result, the warrants have been classified as a liability.

The Company accounted for these warrants at fair value using Level 3 inputs. The Company determined the fair value of this warrant liability using a Black-Scholes valuation model. Using this method, unobservable inputs included the Company’s equity value, expected timing of possible outcomes, risk free interest rates and stock price volatility.

Variables used in the Black-Scholes model are as follows:

	March 31, 2021	December 31, 2020
Discount rate	0.64%	0.27%
Expected life (years)	3.81 years	4.06 years
Expected volatility	130.68%	130.56%
Expected dividend	—%	—%

Wedbush Warrant

On July 19, 2019, upon the closing of the merger, the Company elected to issue warrants to purchase 42,928 common shares to Wedbush Securities Inc. ("Wedbush") to satisfy $0.5 million of the $1.0 million success fee payable to Wedbush at the closing of the merger. The remaining $0.5 million success fee was paid in cash. These warrants have an exercise price of $18.90 and a 5-year term. As of March 31, 2021, all warrants issued to Wedbush were outstanding.

NOTE 8. EQUITY-BASED COMPENSATION
Equity Incentive Plans
The Company has granted options to employees, directors, and consultants under the 2015 Equity Incentive Plan (the "2015 Plan"). On July 19, 2019, the Company completed a merger with Flex Pharma and Flex Pharma had fully vested options to purchase 90,279 common shares outstanding as of the date of the merger and 34,385 of these options continue to be exercisable as of March 31, 2021. The 2015 Plan provides for the grant of incentive stock options ("ISOs"), nonstatutory stock options, restricted stock awards, restricted stock units, stock appreciation rights, performance-based stock awards and other stock-based awards. Additionally, the 2015 Plan provides for the grant of performance-based cash awards. ISOs may be granted only to the Company's employees. All other awards may be granted to the Company's employees, including officers, and to non-employee directors and consultants. As of March 31, 2021, there were 1,020,690 shares remaining available for the grant of stock awards under the 2015 Plan.
During the three-month periods ended March 31, 2021 and 2020, the Company awarded 40,000 and 182,000, respectively, stock options to its employees and directors, pursuant to the plan described above. Stock options generally vest over one to four years and have a contractual term of ten years. Stock options are valued using the Black-Scholes option pricing model and compensation cost is recognized based on the resulting value over the service period. Expected volatilities utilized in the model are based on implied volatilities from traded stocks of peer companies. Similarly, the dividend yield is based on historical experience and the estimate of future dividend yields. The risk-free interest rate is derived from the U.S. Treasury yield curve in effect at the time of grant. The expected term of the options is based on the average period the stock options are expected to remain outstanding. The fair value of the option grants awarded during each of the three month periods ended March 31, 2021 and 2020 was $0.1 million, which has been estimated with the following assumptions on the grant date.

	3/23/2020	3/10/2021
Risk-free interest rate	0.48%	1.00%
Volatility	113.17%	133.35%
Expected life (years)	5.80	6.00
Expected dividend yield	0%	0%

The following table summarizes stock option activity for employees and non-employees for the three months ended March 31, 2021 and 2020:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2019	166,233	$34.42	6.53	$—
Granted	182,000	0.61
Exercised	—
Forfeited	(10,000)	—
Expired	—
Outstanding at March 31, 2020	338,233	$17.01	8.18
Exercisable at March 31, 2020	84,711	$59.85	3.23	$—

Outstanding at December 31, 2020	1,563,972	$2.44	4.87	$175,770
Granted	40,000	$1.49
Exercised	—
Forfeited	—
Expired	—
Outstanding at March 31, 2021	1,603,972	$2.75	9.24	$784,801
Exercisable at March 31, 2021	143,747	$18.96	7.00	$57,900

As of March 31, 2021 and 2020, there was approximately $1.3 million and $0.5 million of total unrecognized compensation cost related to unvested stock options. Total unrecognized compensation cost will be adjusted for future changes in employee and non-employee forfeitures, if any. The Company expects to recognize that cost over a remaining weighted-average period of 2.9 years.

NOTE 9. SUBSEQUENT EVENTS

The Company reviewed all material events through the date that the financial statements were issued, and concluded that there are no significant subsequent events that require disclosure.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with the unaudited financial information and the notes thereto included herein, as well as our audited financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on March 18, 2021. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results and the timing of selected events could differ materially from those anticipated in these forward-looking statements as a result of several factors, including those set forth under "Part I - Item 1A - Risk Factors" discussed in our Annual Report on Form 10-K for the year ended December 31, 2020, for the year ended December 31, 2020, filed with the SEC on March 18, 2021, in other subsequent filings with the SEC, and elsewhere in this Quarterly Report on Form 10-Q. These statements, like all statements in this report, speak only as of the date of this Quarterly Report on Form 10-Q (unless another date is indicated), and we undertake no obligation to update or revise these statements in light of future developments.
Overview
We are a clinical-stage biopharmaceutical company focused on developing effective treatments for cancers with high, unmet medical need. Specifically, we are developing treatments for cancers caused by dysregulated gene expression, i.e., genes that are incorrectly turned on or off. The field concerned with gene expression regulation is called ‘epigenetics’. As cancers are often diseases driven by gene dysregulation, epigenetics is an area of interest for cancer treatment. Our lead epigenetic based technology, seclidemstat ("SP-2577"), may treat cancers by restoring correct gene expression.

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
Our first indication of interest for SP-2577 is a devastating bone and soft-tissue cancer called Ewing sarcoma. Ewing sarcoma mostly afflicts adolescents and young adults, with the median age of diagnosis being 15. The most commonly expressed fusion oncoprotein in Ewing sarcoma is the EWS-FLI fusion protein, which is present in approximately 85% of Ewing sarcoma cases. The LSD1 enzyme associates with EWS-FLI (and other E26 Transformation-Specific (“ETS”) fusion proteins) and is thought to promote tumor growth. We believe SP-2577 helps inhibit EWS-FLI activity by disrupting EWS-FLI from associating with LSD1 and other proteins that are necessary for its cancer promoting activity. Therefore, we believe that SP-2577 can potentially reverse the cancer promoting gene expression and thereby possibly prevent Ewing sarcoma tumor growth and cause cancer cell death. Preclinical studies of SP-2577 in certain Ewing sarcoma animal models showed a significant tumor reduction as well as a significant survival benefit compared to untreated animals. Our ongoing Phase 1/2 clinical trial is designed as a single agent dose escalation followed by a dose expansion study. We recently announced the completion of the dose escalation portion of the trial. The dose expansion portion of the trial will study SP-2577 in combination with a common chemotherapeutic regimen, topotecan and cyclophosphamide ("TC"). Preclinical work showed the combination of SP-2577 and TC to be synergistic. The dose expansion portion can enroll up to 30 relapsed or refractory Ewing sarcoma patients and will assess the safety and tolerability of SP-2577 and TC and study preliminary efficacy of the regimen. In addition, we recently announced that the dose expansion phase of the Ewing sarcoma trial will be expanded to also include up to 30 relapsed or refractory patients with Ewing-related sarcomas, i.e., FET-rearranged or FET-translocated sarcomas. Similar to EWS-FLI in Ewing sarcoma, other FET family (EWS-, FUS-, TAF15-) fusion proteins in FET-rearranged sarcomas have been found to interact with LSD1. Consequently, SP-2577 has shown anti-proliferative activity in several FET-rearranged sarcoma cell lines. Patients with FET-rearranged sarcomas will be treated with single agent SP-2577.
As LSD1 can interact with over 60 regulatory proteins other than EWS-FLI, we believe that LSD1 may also play a critical role in progression of various other cancer types. These include both solid tumors and hematologic malignancies. Our second company-sponsored trial is a Phase 1/2 study of SP-2577 in Advanced Solid Tumors. The Advanced Solid Tumor (“AST”) trial is currently in the dose escalation phase of the trial. Preliminary data from this trial supports the expansion of SP-2577 in FET-rearranged sarcomas. In addition, we are conducting preclinical work with SP-2577 for use in hematologic cancers.

Recent data from “LSD1 Ablation Stimulates Anti-tumor Immunity and Enables Checkpoint Blockade” by W. Sheng, et al. and “Inhibition of Histone Lysine-specific Demethylase 1 Elicits Breast Tumor Immunity and Enhances Antitumor Efficacy of Immune Checkpoint Blockade” by Y. Qin, et al. suggests that LSD1 plays a role in tumor immune activity and can sensitize tumors to checkpoint inhibitors. These works have sparked interest in combining LSD1 inhibitors with checkpoint inhibitors. We are conducting preclinical work with SP-2577 in this area.
We have no products approved for commercial sale and have not generated any revenue from product sales. We have never been profitable and have incurred operating losses in each year since inception. We had an accumulated deficit of $21.3 million as of March 31, 2021. Substantially all of our operating losses resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations.
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
As of March 31, 2021, the Cancer Prevention and Research Institution of Texas ("CPRIT") fund matching requirements had been fully met. As of March 31, 2021, we have received an aggregate of $11.3 million from the CPRIT grant. Approximately $2.6 million of the remaining $7.4 million CPRIT grant was for a castration-resistant prostate study. The Company has elected not to pursue this study, and accordingly this amount will no longer be available. The Company was approved for an extension with a contract end date of November 30, 2021.

We believe that our $36.6 million in cash and cash equivalents on hand as of March 31, 2021, and the expected CPRIT funds available are sufficient to fund our anticipated operating and capital requirements through the completion of our current clinical trials in 2022 and beyond, however, we will continue to require substantial additional capital to continue our clinical development activities. Accordingly, we will need to raise substantial additional capital to continue to fund our operations as a whole. The amount and timing of our future funding requirements will depend on many factors, including the pace and results of our development, regulatory and commercialization efforts. Failure to raise capital as and when needed, on favorable terms or at all, would have a negative impact on our financial condition and our ability to develop and commercialize our product candidates and to fund our operations.
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

Recent Developments
On February 5, 2021, we entered into an At the Market Offering Agreement (the “Sales Agreement”) with Ladenburg Thalmann & Co. Inc. (“Ladenburg”). Under the Sales Agreement the Company was able to issue and sell, from time to time, shares of its common stock having an aggregate offering price of up to $6.3 million (the “ATM Shares”) with Ladenburg acting as an agent for sales. Sales of the ATM Shares may be made by any method permitted by law deemed to be an “at the market offering” as defined in Rule 415(a)(4) of the Securities Act of 1933, as amended, including, without limitation, sales made directly on or through the NASDAQ Capital Market. During the three months ended March 31, 2021, we issued 2,820,493 shares under the Sales Agreement for net proceeds of $6.0 million.

On February 17, 2021, we announced it had completed the dose-escalation stage of the Phase 1/2 trial in Ewing sarcoma patients. In addition, the Company announced it would expand the dose expansion portion of the trial to also include patients with Ewing-related sarcomas, often referred to as FET-rearranged sarcomas.

On March 8, 2021, we completed a public offering of 16,806,722 shares of its common stock at a price to the public of $1.3685 per share. Total gross proceeds from the offering was approximately $23.0 million prior to deducting underwriting discounts and commissions and offering expenses payable by Salarius. See also Note 7 to the Company's noted to the Condensed Consolidated Financial Statements.
In April 19, 2021, we announced that three abstracts highlighting seclidemstat research were selected for poster presentations at the 2021 American Society of clinical Oncology (ASCO) meeting. The presentations will highlight findings from the dose escalation portion of the Ewing sarcoma trial, preliminary safety and efficacy from the AST trial, and detail the expansion portion of the Ewing sarcoma and select sarcoma trial. In addition, the poster detailing the Ewing sarcoma dose escalation data was selected as part of a poster discussion session. ASCO 2021 will be held virtually from June 4-8, 2021.

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
At this time we are experiencing minimal disruption to our clinical trials. However, our ongoing Phase 1/2 Ewing sarcoma clinical trial and Phase 1/2 AST clinical trial may encounter delays in enrolling new patients due to concerns or healthcare resource constraints because of the COVID-19 pandemic. In addition, although at this time we have experienced no disruptions to manufacturing capabilities, certain aspects of our supply chain may be disrupted as certain of our third party suppliers and manufacturers have paused their operations in response to the COVID-19 pandemic or have otherwise encountered delays in providing supplies and services. We continue to evaluate the extent to which these delays will impact our third-party contractor's ability to manufacture our product candidates. The ultimate impact of the COVID-19 pandemic on our business operations as well as our preclinical studies and clinical trials remains uncertain and subject to change and will depend on future developments, which cannot be accurately predicted. We will continue to monitor the situation closely.

Results of Operations
Three Months Ended March 31, 2021 Compared to the Three Months Ended March 31, 2020
The following table sets forth the condensed consolidated results of our operations for the three months ended March 31, 2021 compared to the three months ended March 31, 2020.

	Three months ended March 31		Effect on Net Loss(a)
	2021	2020	$	%
Grant revenue	$1,268,829	$1,132,830	$135,999	12%
Research and development expenses	(1,740,655)	(1,643,371)	(97,284)	(6)%
General and administrative expenses	(1,332,769)	(1,859,017)	526,248	28%
Change in fair value of warrant liability	(46,054)	283,070	(329,124)	(116)%
Interest (expense) income	(1,247)	2,672	(3,919)	147%
Net loss	$(1,851,896)	$(2,083,816)	$231,920	11%
Note a - Positive numbers reduce net loss, negative numbers increase net loss.

Grant Revenue

Grant revenue, which was derived solely from the CPRIT grant, increased resulting from an increase in eligible spending reimbursable under the grant. Given the nature of the development process, grant revenue will fluctuate depending on the stage of development and the timing of spending.
Research and Development Expenses
Research and development expenses increased slightly during the period compared to the same period in 2020 resulting from higher personnel costs, higher laboratory costs and higher manufacturing cost related to our active pharmaceutical ingredient in preparation of forecasted increased enrollment more than offsetting lower clinical trial and research activities.
General and Administrative Expenses
General and administrative expenses decreased significantly during the current period compared to the same period a year ago resulting from lower professional fees and travel costs more than offsetting increased personnel costs.
Change in Fair Value of Warrant Liability
The change in fair value of warrant liability of $0.05 million was primarily due to the fluctuation of the price of our common stock ($0.91 per share on December 31, 2020 compared to $1.48 per share on March 31, 2021). We recognized a loss of $0.05 million due the change in fair value of warrant liability during the three months ended March 31, 2021.
Liquidity and Capital Resources
Overview
Since inception, we have incurred operating losses and we anticipate that we will continue to incur losses for the foreseeable future. To date, we have generated revenue solely from the CPRIT grant.
We do not expect to generate any revenue from product sales unless and until we obtain regulatory approval for and commercializes any of our product candidates. At the same time, we expect our expenses to increase in connection with our ongoing research and development and manufacturing activities.

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

We believe that our current unrestricted cash and cash and cash equivalent balances will be sufficient to fund our operations through the completion of our current clinical trials in 2022 and beyond.
As of March 31, 2021, we had $39.7 million of working capital and our cash and cash equivalents totaled $36.6 million, which were held in bank deposit accounts. Our cash and cash equivalents balance increased during the three months ended March 31, 2021, primarily due to sales of our common stock in our public offering which closed on March 8, 2021.
Cash Flows

	Three months ended March 31,
	2021	2020
Net cash (used in) provided by in:
Operating activities	$(2,722,790)	$(3,708,034)
Financing activities	28,216,464	9,616,074
Net increase in cash and cash equivalents	$25,493,674	$5,908,040

Operating Activities
Net cash used in operating activities was $2.7 million in the current period, a decrease of approximately $1.0 million from the same period a year ago resulting from a partial collection of our CPRIT receivable.
Financing Activities
Net cash provided by financing activities for the three months ended March 31, 2021 was $28.2 million, compared to $9.6 million for the same period of the year 2020. The increase resulted from the Company's completion of common stock sales in February and a public offering in March 2021 with total net proceeds of approximately $27.0 million, and the receipt of approximately $1.5 million cash from warrants exercises during the three month ended March 31, 2021.

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

There have been no material changes to our critical accounting policies from those described in "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in our Annual Report on Form 10-K filed with SEC on March 18, 2021.

Readers should refer to our Annual Report on Form10-K filed with SEC on March 18, 2021, Note 2, Basis of Presentation and Significant Accounting Policies to the accompanying financial statements for descriptions of these policies and estimates.

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

In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by Rule 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial officer and principal accounting officer), of the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and 15d-15(e) promulgated under the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on the foregoing, our Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial officer and principal accounting officer) concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective at the reasonable assurance level as of the end of the period covered by this Quarterly Report

Changes in Internal Control over Financial Reporting

During the three months ended March 31, 2021, there was no significant change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

We are not a party to any material legal proceedings on the date of this report. We may from time to time become involved in legal proceedings arising in the ordinary course of business, and the resolution of any such claims could be material.
.

Item 1A.	Risk Factors

For a discussion of certain factors that could materially affect our business, financial condition, and operating results, you should carefully review and consider the information under “Part I, Item 1A- Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on March 18, 2021, as well as the risk factors set forth below. The risk factors below are in addition to and supplement (and with respect to certain matters, update) the risk factors discussed in our Annual Report on Form 10-K and in our Current Report on From 8-K filed on July 29, 2020. Other than as set forth below, there have been no material changes to the risk factors included in our Annual Report on Form 10-K filed with the SEC on March 18, 2021 and in our Current Report on Form 8-K filed on July 29, 2020.

Risks Related to Our Business and Our Industry
The COVID-19 pandemic could adversely affect our business, results of operations, and financial condition.
To date, the COVID-19 pandemic has negatively impacted the global economy and the magnitude, severity, and duration of this impact is unclear and difficult to assess. In addition, certain areas, including Texas where we are headquartered, have recently experienced a resurgence of COVID-19 cases. We have worked to adapt to the unexpected and challenging circumstances resulting from the COVID-19 pandemic and we have experienced minimal COVID-19 disruptions to our clinical programs and our manufacturing capabilities during the three months ended March 31, 2021. Both our Ewing sarcoma clinical study and our Advanced Solid Tumor clinical study are active. We plan to release clinical data from both studies, as previously disclosed, during 2021 and 2022. However, the situation with respect to the COVID-19 pandemic and its impact changes daily and is difficult to predict.

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

We continue to monitor the situation and the continued disruption of the COVID-19 pandemic and its effects on the worldwide economy could negatively and materially impact our operating and financial operating results. The resumption of normal business operations may be delayed and a resurgence of COVID-19 could occur resulting in continued disruption to us or to the third parties with which we do business. As a result, the effects of the COVID-19 pandemic could have a material adverse impact on our business, results of operations, and financial condition for the remainder of 2021 and beyond.

Risks Related to Salarius’ Financial Condition and Capital Requirements
We will continue to require substantial additional capital to fund our clinical activities and operations and the impact of the COVID-19 pandemic on the financial markets will likely negatively impact our ability to raise additional financing.
We are a clinical development-stage biopharmaceutical company with a limited operating history. We have no products approved for commercial sale and have not generated any revenue from product sales. We have never been profitable and have incurred operating losses in each year since inception. Our net losses were $7.4 million for the year ended December 31, 2020, and we have incurred a net loss of $1.9 million for the three months ended March 31, 2021. We have prepared our financial statements on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts of liabilities that might be necessary should we be unable to continue in existence.
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

During the course of the development of our product candidates, we have been funded in part through federal and state grants, including but not limited to the funding we received from CPRIT. The grants have been, and any future government grants and contracts we may receive may be, subject to the risks and contingencies set forth in our Annual Report on Form 10-K for the year ended December 31, 2020, including under the risk factor entitled “Reliance on government funding for our programs may add uncertainty to its research and commercialization efforts with respect to those programs that are tied to such funding and may impose requirements that limit its ability to take specified actions, increase the costs of commercialization and production of product candidates developed under those programs and subject it to potential financial penalties, which could materially and adversely affect our business, financial condition and results of operations.” The CPRIT agreement was awarded in June 2016 and originally provided for a three-year grant award of up to $18.7 million to fund the development of the LSD-1 inhibitor. As of March 31, 2021, we had received an aggregate of $11.3 million from the CPRIT grant. A portion of the remaining $7.4 million CPRIT grant was for a castration-resistant prostate study (approximately $2.6 million). The Company elected not to pursue this study and accordingly this amount will no longer be available. If CPRIT terminates our agreement prior to the expiration due to an event of default or if we terminate the agreement, CPRIT may require us to repay some or all of the disbursed grant. The term of the CPRIT agreement was extended through May 2021 and we were approved for an extension through November 30, 2021. Although we may apply for government contracts and grants in the future, we may not be successful in obtaining additional grants for any product candidates or programs. Failure to receive government grants in the future may harm our business.

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
10.1
At the Market Offering Agreement, dated February 5, 2021, by and among Salarius Pharmaceuticals, Inc. and Ladenburg Thalmann & Co. Inc. (incorporated by reference to Exhibit 1.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 5, 2021).

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

SALARIUS PHARMACEUTICALS, INC.

		By:	/s/ David J. Arthur
David J. Arthur President and Chief Executive Officer (Principal Executive Officer)

		By:	/s/ Mark J. Rosenblum
Mark J. Rosenblum Chief Financial Officer and Executive Vice President of Finance (Principal Financial Officer and Principal Accounting Officer)

Date:	May 12, 2021