Form 10-Q
period 2021-06-30
Salarius Pharmaceuticals, Inc.
filed 2021-08-05
CIK 1615219

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
OR
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

As of August 2, 2021, there were 44,778,794 shares of common stock outstanding.

SALARIUS PHARMACEUTICALS, INC.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
The information in this Quarterly Report on Form 10-Q, including the information and exhibits incorporated herein by reference, include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Statements other than statements of historical fact constitute forward-looking statements. These are statements that include, but are not limited to, statements about: future periods; the Company's strategy and ongoing development programs; the Company's clinical trials, including status, costs, goals, timing and other expectations related thereto; the Company’s belief as to the potential of its lead compound, SP-2577; the Company's strategic collaborations and license agreements, and intellectual property; the potential for seclidemstat to target the epigenetic dysregulation underlying Ewing sarcoma and advanced solid tumors including, but not limited to, prostate, breast, ovarian, melanoma, colorectal and other cancers; expected timing and results of clinical studies; the ability of seclidemstat to demonstrate drug activity the nature, strategy and focus of the Company; the development and commercial potential of any product candidates; the Company's ability and plan to regain and maintain compliance with Nasdaq's continued listing standards; the Company’s expectations as to revenue, cash flow, and expenses; the potential impact of the COVID-19 pandemic on the Company’s business, operations, cash flow and ability to obtain additional financing; the Company's liquidity position, the expected sufficiency of such position for anticipated operating and capital requirements; future capital requirements, and need for, and ability to secure, additional financing; the ability of the Company to access additional financing under the Grant Contract with Cancer Prevention and Research Institute of Texas; the Company's operating losses and ability to continue as a going concern ; and the Company's decision to engage in any new collaborations or selectively partnering its technology to improve the Company's ability to continue as a going concern. These forward-looking statements are based on current expectations and beliefs and involve numerous risks and uncertainties, including those discussed under “Part I — Item 1A — Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2020, and under Part II — Item 1A — Risk Factors in this Quarterly Report on Form 10-Q. These risks and uncertainties that could cause actual results to differ materially from expectations or those expressed in these forward-looking statements. These forward-looking statements should not be relied upon as predictions of future events as we cannot assure you that the events or circumstances reflected in these statements will be achieved or will occur. When used in this report, the words “believe,” “may,” “could,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” “indicate,” “seek,” “should,” “would,” “target”, “potential,” “evaluate,” “proceeding” and similar expressions are intended to identify forward-looking statements, though not all forward-looking statements contain these identifying words. All statements, other than statements of historical fact, are statements that could be deemed forward-looking statements.

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

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

SALARIUS PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	6/30/2021	12/31/2020
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$33,079,389	$11,118,614
Grants receivable from CPRIT	4,794,919	3,855,996
Prepaid expenses and other current assets	432,502	822,050
Total current assets	38,306,810	15,796,660
Property and equipment, net	15,260	22,639
Other assets	216,786	247,113
Goodwill	8,865,909	8,865,909
Total assets	$47,404,765	$24,932,321
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$1,275,879	$1,853,756
Accrued expenses and other current liabilities	214,677	383,138
Note payable	—	477,028
Warrant liability	63,079	59,211
Total liabilities	1,553,635	2,773,133

Commitments and contingencies (Note 5)

Stockholders' equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; 0 issued and outstanding	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized; 44,778,794 and 23,810,541 shares issued at June 30, 2021 and December 31, 2020, and 44,778,794 and 23,808,546 shares outstanding at June 30, 2021 and December 31, 2020, respectively	4,477	2,381
Additional paid-in capital	70,201,872	41,585,761
Accumulated deficit	(24,355,219)	(19,428,954)
Total stockholders' equity	45,851,130	22,159,188
Total liabilities and stockholders' equity	$47,404,765	$24,932,321

See accompanying notes to condensed consolidated financial statements.

SALARIUS PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2021	2020	2021	2020
Revenue:
Grant revenue	$571,387	$1,243,310	$1,840,216	$2,376,140
Operating expenses:
Research and development	2,096,302	1,443,322	$3,836,957	3,086,693
General and administrative	1,591,905	1,700,942	2,924,674	3,559,959
Total operating expenses	3,688,207	3,144,264	6,761,631	6,646,652
Loss before other income (expense)	(3,116,820)	(1,900,954)	(4,921,415)	(4,270,512)
Change in fair value of warrant liability	42,186	(62,635)	(3,868)	220,435
Government grants and other income	—	179,027	—	179,027
Interest income (expense), net	265	304	(982)	2,976
Loss from continuing operations	(3,074,369)	(1,784,258)	(4,926,265)	(3,868,074)
Net loss	$(3,074,369)	$(1,784,258)	$(4,926,265)	$(3,868,074)

Loss per common share — basic and diluted	$(0.07)	$(0.13)	$(0.13)	$(0.33)
Weighted-average number of common shares outstanding — basic and diluted	44,756,201	13,951,283	37,654,521	11,743,062

See accompanying notes to condensed consolidated financial statements.

SALARIUS PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30
	2021	2020
Operating activities
Net loss	$(4,926,265)	$(3,868,074)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, amortization and impairment	9,591	8,466
Equity-based compensation expense	282,835	71,314
Shares issued for services	—	25,000
Change in fair value of warrant liability	3,868	(220,435)
Changes in operating assets and liabilities:
Grants receivable	(938,923)	(1,834,439)
Prepaid expenses and other current assets	417,662	617,709
Accounts payable	(577,877)	(741,018)
Accrued expenses and other current liabilities	(168,461)	298,369
Deferred revenue	—	(541,701)
Net cash used in operating activities	(5,897,570)	(6,184,809)

Financing activities
Proceeds from issuance of equity securities, net	26,850,022	9,592,325
Proceeds from warrants exercised for cash	1,485,351	578,714
Payments on note payable	(477,028)	(502,332)
Net cash provided by financing activities	27,858,345	9,668,707

Net increase in cash, cash equivalents and restricted cash	21,960,775	3,483,898
Cash, cash equivalents and restricted cash at beginning of period	11,118,614	3,738,900
Cash, cash equivalents and restricted cash at end of period	$33,079,389	$7,222,798

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,468	$4,275
Non-cash investing and financing activities:
Accrued issuance costs for public offering	$—	$125,159

See accompanying notes to condensed consolidated financial statements.

SALARIUS PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

	Common Stock		Preferred Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance at December 31, 2019	4,511,174	$451	—	—	$22,657,103	$(12,076,700)	$10,580,854
Issuance of equity securities, net	8,353,480	835	1,246,519	125	9,466,206	—	9,467,166
Preferred shares converted to common shares	777,825	78	(777,825)	(78)	—	—	—
Equity-based compensation expense	3,198	—	—	—	38,409	—	38,409
Net loss	—	—	—	—	—	(2,083,816)	(2,083,816)
Balance at March 31, 2020	13,645,677	1,364	468,694	47	32,161,718	(14,160,516)	18,002,613
Warrants exercised for cash, net	503,230	50	—	—	578,664	—	578,714
Preferred shares converted to common shares	468,694	47	(468,694)	(47)	—	—	—
Equity-based compensation expense	1,843	—			32,905		32,905
Equity-based services expense	18,564	2			24,998		25,000
Net loss	—	—	—	—	—	(1,784,258)	(1,784,258)
Balance at June 30, 2020	14,638,008	1,463	—	—	32,798,285	(15,944,774)	16,854,974

Balance at December 31, 2020	23,808,546	2,381	—	—	41,585,761	(19,428,954)	22,159,188
Issuance of equity securities, net	19,627,215	1,963	—	—	26,848,058	—	26,850,021
Warrants exercised for cash, net	1,298,567	129	—	—	1,485,222	—	1,485,351
Equity-based compensation expense	—	—	—	—	135,379	—	135,379
Net loss	—	—	—	—	—	(1,851,896)	(1,851,896)
Balance at March 31, 2021	44,734,328	$4,473	—	—	$70,054,420	$(21,280,850)	$48,778,043
Equity-based compensation expense	38,278	4	—	—	147,452	—	147,456
Equity-based services expense	6,188	—	—	—	—	—	—
Net loss	—	—	—	—		(3,074,369)	(3,074,369)
Balance at June 30, 2021	44,778,794	4,477	—	—	70,201,872	(24,355,219)	45,851,130
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
Risks Related to Covid-19 Pandemic
The outbreak of COVID-19 has spread worldwide and has had a major impact on the United States and global economies and may in the future affect the Company’s operations and those of third parties on which the Company relies. While the potential economic and operational impact brought by, and the duration of, the COVID-19 pandemic is difficult to assess or predict, the future impact of the COVID-19 pandemic on the global financial markets may reduce the Company’s ability to access capital, which could negatively impact the Company’s long-term liquidity. The ultimate impact of the COVID-19 pandemic continues to be highly uncertain and subject to change and the Company does not yet know the full extent of potential delays or impacts on its business. However, these effects could have a material impact on the Company’s liquidity, capital resources, operations, and business and those of the third parties on which we rely.

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

Unaudited Interim Financial Information

The accompanying interim financial statements are unaudited. These unaudited interim financial statements have been prepared in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. These unaudited interim financial statements should be read in conjunction with the audited financial statements and accompanying notes for the year ended December 31, 2020 included elsewhere in the Company's Annual Report on Form 10-K filed with the SEC on March 18, 2021. In the opinion of management, the unaudited interim financial statements reflect all the adjustments (consisting of normal recurring adjustments) necessary to state fairly the Company’s financial position as of June 30, 2021 and the results of operations for the three and six months ended June 30, 2021 and 2020. The interim results of operations are not necessarily indicative of the results that may occur for the full fiscal year. The December 31, 2020 balance sheet included herein was derived from the audited financial statements, but does not include all disclosures, including notes, required by GAAP for complete financial statements.

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

Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that their carrying value may not be recoverable. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. There were no impairment charges related to long-lived assets for the three and six months ended June 30, 2021 and 2020.

Goodwill

Goodwill is not amortized but is tested at least annually for impairment at the reporting unit level. The Company has determined that the reporting unit is the single operating segment disclosed in its current financial statements.

Impairment is the condition that exists when the carrying amount of goodwill exceeds its implied fair value. The first step in the impairment process is to determine the fair value of the reporting unit and then compare it to the carrying value, including goodwill. If the fair value exceeds the carrying value, no further action is required and no impairment loss is recognized. Additional impairment assessments may be performed on an interim basis if the Company encounters events or changes in circumstances that would indicate that, more likely than not, the carrying value of goodwill has been impaired. There was no impairment of goodwill during the three and six months ended June 30, 2021 or June 30, 2020, respectively.

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

The number of anti-dilutive shares, consisting of common shares underlying (i) common stock options, (ii) stock purchase warrants, (iii) unvested restricted stock, (iv) convertible preferred stock and (v) rights entitling holders to receive warrants to purchase the Company's common shares, which have been excluded from the computation of diluted loss per share, was 9,520,698 and 9,606,690 shares as of June 30, 2021 and 2020, respectively.

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

The Company accounts for uncertain tax positions in accordance with the provisions of ASC 740. When uncertain tax positions exist, the Company recognizes the tax benefit of tax positions to the extent that the benefit will more likely than not be realized. The determination as to whether the tax benefit will more likely than not be realized is based upon the technical merits of the tax position as well as consideration of the available facts and circumstances. As of June 30, 2021 and December 31, 2020, the Company did not have any significant uncertain tax positions and no interest or penalties have been charged. The Company's practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company is subject to routine audits by taxing jurisdictions.
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

NOTE 3. GRANTS RECEIVABLE
Grants receivable represents qualifying costs incurred and there is reasonable assurance that conditions of the grant have been met but the corresponding funds have not been received as of the reporting date. Grants receivable balances are $4.8 million and $3.9 million as of June 30, 2021 and December 31, 2020, respectively.

NOTE 4. PREPAID EXPENSES AND OTHER CURRENT ASSETS
Prepaid expenses and other current assets at June 30, 2021 and December 31, 2020 consisted of the following:

	June 30, 2021	December 31, 2020
Prepaid clinical trial expenses	$173,645	$—
Prepaid insurance	117,306	684,268
Other prepaid and current assets	141,551	137,782
Total prepaid expenses and other current assets	$432,502	$822,050

Prepaid insurance is comprised of prepaid directors' and officers' insurance. In July 2020 and 2019, the Company financed their directors' and officers' insurance premium with a short term note, the principal amount of which was approximately $0.9 million bearing interest at a rate of 2.49% and 4.61%, respectively. The note payable balances, which were included within Current Liabilities on the Condensed Consolidated Balance Sheets, were $0 million and $0.5 million at June 30, 2021 and December 31, 2020, respectively.

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

Cancer Prevention and Research Institute of Texas

In June 2016, the Company entered into a Cancer Research Grant Contract with CPRIT. Pursuant to the contract, CPRIT awarded the Company a grant of up to $18.7 million, further modified to $16.1 million, to fund the development of an LSD1 inhibitor. This is a 3-year grant award which originally expired on May 31, 2019. The grant now expires on November 30, 2021 with extensions available.

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

The CPRIT grant is subject to funding conditions including a matching funds requirement where the Company will match 50% of funding from the CPRIT grant. As of June 30, 2021, the Company has expended all allowable funds under the grant.

At June 30, 2021 and December 31, 2020, the Company had grants receivable of $4.8 million and $3.9 million, respectively, related to the CPRIT contract.

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

The following table sets forth a summary of changes in the fair value of Level 3 liabilities, the warrants issued in connection with the Company's merger with Flex Pharma in 2019, which are measured at fair value on a recurring basis for the three and six months ended June 30, 2021:

Description	Balance at December 31, 2020	Change in Fair Value	Balance at June 30, 2021
Warrant liability	$59,211	$3,868	$63,079

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
As discussed above, in connection with the February 2020 Offering, the Company issued five-year warrants to purchase one share of common stock at an exercise price of $1.15 per share (each a "warrant"). On December 11, 2020, the Company entered into warrant exercise inducement offer letters (“Inducement Letters”) with certain holders of 3,964,065 Warrants (collectively, the “Exercising Holders”) pursuant to which such holders agreed to exercise on December 11, 2020 for cash, their Warrants to purchase 3,964,065 shares of Common Stock in exchange for the Company’s agreement to (i) lower the exercise price of the Warrants held by the Exercising Holders to $0.90 and (ii) issue new warrants (the “Inducement Warrants”) to purchase up to 3,964,065 shares of Common Stock. Each Inducement Warrant is exercisable at a price per share of $1.182 and expires on June 11, 2026.
On August 3, 2020, the Company completed a public offering of 5,130,390 shares of its common stock at a price to the public of $1.20 per share. Total gross proceeds from the offering were approximately $6.2 million, prior to deducting underwriting discounts and commissions and offering expenses payable by Salarius.

On February 5, 2021, the Company entered into an At the Market Offering Agreement with Ladenburg Thalmann & Co. Inc. Under this agreement the Company is able to issue and sell, from time to time, shares of its common stock. On February 5, 2021 and July 2, 2021, the Company filed prospectus supplements with the SEC to register the offering and sale of Common Stock having an aggregate offering price of up to $6.3 million and $25.0 million, respectively. During the six months ended June 30, 2021, the Company issued 2,820,493 shares under the Sales Agreement for gross proceeds of $6.3 million.

On March 8, 2021, the Company completed a public offering of 16,806,722 shares of its common stock at a price to the public of $1.3685 per share. Total gross proceeds from the offering were approximately $23.0 million prior to deducting underwriting discounts and commissions and offering expenses payable by Salarius.

Warrants Exercised for Cash
During the six months ended June 30, 2021, the Company issued 1,298,567 common shares as a result of warrant exercises, and received cash proceeds of approximately $1.5 million. As of June 30, 2021, 7,747,587 of warrants were still outstanding.
Right to Warrants

On January 3, 2019, Flex Pharma, Private Salarius and Merger Sub entered into the Merger Agreement. Pursuant to the Merger Agreement, Flex Pharma distributed one right per share of common stock to stockholders of record as of the close of business on July 18, 2019. Each right entitles such stockholders to receive a warrant to purchase the Company's common shares on January 20, 2020. These warrants were issued on July 1, 2021 and are exercisable in the aggregate, into 142,711 shares of the Company's common stock with a 5-year term from January 20, 2020, at an exercise price of $15.17 per share. The warrants are subject to a cashless exercise, at the option of the Company, at the closing of an issuance and sale of the Company’s common stock in certain qualified financing, upon the closing of which the holders of warrants shall be entitled to receive a number of shares of common stock equal to the greater of two formulae defined by the Merger Agreement, which are based on the volume weighted average price of the Company's common stock during the 10 consecutive trading days ending on the trading day immediately preceding the date of exercise. As a result, the warrants have been classified as a liability.

The Company accounted for these warrants at fair value using Level 3 inputs. The Company determined the fair value of this warrant liability using a Black-Scholes valuation model. Using this method, unobservable inputs included the Company’s equity value, expected timing of possible outcomes, risk free interest rates and stock price volatility.

Variables used in the Black-Scholes model are as follows:

	June 30, 2021	December 31, 2020
Discount rate	0.56%	0.27%
Expected life (years)	3.56 years	4.06 years
Expected volatility	130.87%	130.56%
Expected dividend	—%	—%

Wedbush Warrant

On July 19, 2019, upon the closing of the merger, the Company elected to issue warrants to purchase 42,928 common shares to Wedbush Securities Inc. ("Wedbush") to satisfy $0.5 million of the $1.0 million success fee payable to Wedbush at the closing of the merger. The remaining $0.5 million success fee was paid in cash. These warrants have an exercise price of $18.90 and a 5-year term. As of June 30, 2021, all warrants issued to Wedbush were outstanding.

NOTE 8. EQUITY-BASED COMPENSATION
Equity Incentive Plans
The Company has granted options to employees, directors, and consultants under the 2015 Equity Incentive Plan (the "2015 Plan"). On July 19, 2019, the Company completed a merger with Flex Pharma and Flex Pharma had fully vested options to purchase 90,279 common shares outstanding as of the date of the merger and 34,385 of these options continue to be exercisable as of June 30, 2021. The 2015 Plan provides for the grant of incentive stock options ("ISOs"), nonstatutory stock options, restricted stock awards, restricted stock units, stock appreciation rights, performance-based stock awards and other stock-based awards. Additionally, the 2015 Plan provides for the grant of performance-based cash awards. ISOs may be granted only to the Company's employees. All other awards may be granted to the Company's employees, including officers, and to non-employee directors and consultants. As of June 30, 2021, there were 1,037,190 shares remaining available for the grant of stock awards under the 2015 Plan.
During the six-month periods ended June 30, 2021 and 2020, the Company awarded 68,500 and 182,000, respectively, stock options to its employees and directors, pursuant to the plan described above. Stock options generally vest over one to four years and have a contractual term of ten years. Stock options are valued using the Black-Scholes option pricing model and compensation cost is recognized based on the resulting value over the service period. Expected volatilities utilized in the model are based on implied volatilities from traded stocks of peer companies. Similarly, the dividend yield is based on historical experience and the estimate of future dividend yields. The risk-free interest rate is derived from the U.S. Treasury yield curve in effect at the time of grant. The expected term of the options is based on the average period the stock options are expected to remain outstanding. The fair value of the option grants awarded during each of the six month periods ended June 30, 2021 and 2020 was $0.1 million, which has been estimated with the following assumptions on the grant date.

	3/10/2021	6/16/2021	3/23/2020
Risk-free interest rate	1.00%	1.09%	0.48%
Volatility	133.35%	131.06%	113.17%
Expected life (years)	6.00	6.00	5.80
Expected dividend yield	0%	0%	0%

The following table summarizes stock option activity for employees and non-employees for the six months ended June 30, 2021 and 2020:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2019	166,233	$34.42	6.53	$—
Granted	182,000	0.61
Exercised	—
Forfeited	(26,000)	—
Expired	—
Outstanding at June 30, 2020	322,233	$17.59	7.85
Exercisable at June 30, 2020	84,711	$59.61	3.00	$—

Outstanding at December 31, 2020	1,563,972	$2.78	9.47	$175,770
Granted	68,500	$1.13-$1.49
Exercised	—
Forfeited	(45,000)
Expired	—
Outstanding at June 30, 2021	1,587,472	$2.77	8.99	$307,100
Exercisable at June 30, 2021	156,519	$17.64	6.90	$33,750

As of June 30, 2021 and 2020, there was approximately $1.1 million and $0.4 million of total unrecognized compensation cost related to unvested stock options. Total unrecognized compensation cost will be adjusted for future changes in employee and non-employee forfeitures, if any. The Company expects to recognize that cost over a remaining weighted-average period of 2.7 years.

NOTE 9. SUBSEQUENT EVENTS

On July 12, 2021, the Small Business Administration (SBA) has authorized full Forgiveness of $0.2 million for the Company's Paycheck Protection Program (PPP) Loan. The Company had previously recognized this as government grants and other income during the six months ended June 30, 2020.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with the unaudited financial information and the notes thereto included herein, as well as our audited financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on March 18, 2021. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results and the timing of selected events could differ materially from those anticipated in these forward-looking statements as a result of several factors, including those set forth under "Part I - Item 1A - Risk Factors" discussed in our Annual Report on Form 10-K for the year ended December 31, 2020, in other subsequent filings with the SEC, and elsewhere in this Quarterly Report on Form 10-Q. These statements, like all statements in this report, speak only as of the date of this Quarterly Report on Form 10-Q (unless another date is indicated), and we undertake no obligation to update or revise these statements in light of future developments.
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

In 2011, Salarius licensed SP-2577 and related compounds from the University of Utah Research Foundation. SP-2577 is a small molecule that inhibits the epigenetic enzyme lysine specific demethylase 1 (“LSD1”). LSD1’s enzymatic activity can cause genes to turn on or off and thereby affect the cell’s gene expression and overall activity. In addition, LSD1 can act via its scaffolding properties (protein-protein interactions), independently of its enzymatic function, to alter gene expression and modulate cell fate. In healthy cells, LSD1 is necessary for stem cell maintenance and normal cell development processes. However, in several cancers LSD1 is highly expressed and acts to incorrectly silence or activate genes leading to disease progression. High levels of LSD1 expression are often associated with aggressive cancer phenotypes and poor patient prognosis. Hence, development of targeted LSD1 inhibitors is of interest for the treatment of various cancers. SP-2577 uses a novel, reversible mechanism to effectively inhibit LSD1’s enzymatic and scaffolding properties and thereby treat and prevent cancer progression. To effectively develop SP-2577, we are pursuing a speed-to-market and market expansion strategy.

As part of our speed-to-market strategy, we are initially focused on developing SP-2577 for the treatment of sarcomas with high unmet needs. We are investigating SP-2577 for the treatment of several advanced sarcoma subtypes, including Ewing sarcoma, myxoid liposarcoma, and other sarcomas that share similar biology, i.e. FET-rearranged sarcomas. The described sarcomas are all driven by a chromosomal translocation involving a FET-gene family member (EWS, FUS, or TAF15). The translocation results in an FET-rearranged fusion oncoprotein. SP-2577’s target, LSD1, has been shown to associate with FET-rearranged fusion oncoproteins to help promote tumor growth.

We believe SP-2577 disrupts LSD1 from associating with FET-rearranged fusion oncoprotein and therefore leads to inhibition of the fusion oncoprotein’s cancer promoting activity. As a result, SP-2577 has the potential to treat FET-rearranged sarcomas by reversing cancer promoting gene expression and thereby possibly preventing tumor growth and causing cancer cell death. Preclinical studies of SP-2577 in several FET-rearranged sarcoma cell lines including Ewing sarcoma, myxoid liposarcoma, clear cell sarcoma, and desmoplastic small round cell tumors demonstrated that SP-2577 was effective in inhibiting cell proliferation and viability. Additionally, in certain Ewing sarcoma animal models, SP-2577 showed a significant tumor reduction as well as a significant survival benefit compared to untreated animals. Our ongoing Phase 1/2 clinical trial was designed as a single agent dose escalation followed by a dose expansion study in Ewing sarcoma. However, given the described preclinical data in other FET-rearranged sarcomas and clinical data in FET-rearranged sarcoma patients from our Advanced Solid Tumor (AST) trial, we expanded the trial to study SP-2577 in non-Ewing FET-rearranged sarcomas. The amended ongoing dose expansion portion of the trial is studying SP-2577 in combination with a common chemotherapeutic regimen, topotecan and cyclophosphamide ("TC") in Ewing sarcoma patients and single agent SP-2577 in myxoid liposarcoma and other FET-rearranged sarcoma patients. The dose expansion portion can enroll up to 30 relapsed or refractory Ewing sarcoma patients and up to 30 relapsed or refractory FET-rearranged patients (of which up to 15 will be myxoid liposarcoma). In Ewing sarcoma patients, the trial will assess the safety and tolerability of SP-2577 and TC and study preliminary efficacy of the regimen. In myxoid liposarcoma and other FET-rearranged sarcoma patients, the trial is studying single-agent SP-2577 safety, tolerability, and preliminary efficacy.

As LSD1 can interact with over 60 regulatory proteins other than FET-fusion oncoproteins, we believe that LSD1 may also play a critical role in progression of various other cancer types. Preliminary efficacy data from our Phase 1/2 AST trial supports this notion and work is ongoing to identify large market solid tumor indications with the highest potential for SP-2577 success. Continued progress in this area will support the market expansion portion of our strategy.

In addition to solid tumors, SP-2577 has shown promising preclinical activity in hematologic cancers. We recently announced the initiation of an Investigator Initiated Trial studying SP-2577 in combination with azacitidine for the treatment of patients with myelodysplastic syndromes (MDS) or chronic myelomonocytic leukemia (CMML). MDS and CMML can both progress into Acute Myeloid Leukemia (AML) and data from our ongoing trial will inform development of SP-2577 in hematologic cancers (also referred to as “liquid tumors" or "blood cancers”), including AML. The American Cancer Society estimates there were almost 20,000 new cases of AML in the US alone in 2020.

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
We have no products approved for commercial sale and have not generated any revenue from product sales. We have never been profitable and have incurred operating losses in each year since inception. We had an accumulated deficit of $24.4 million as of June 30, 2021. Substantially all of our operating losses resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations.
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
As of June 30, 2021, the Cancer Prevention and Research Institution of Texas ("CPRIT") fund matching requirements had been fully met and we have expended all allowable funds under the grant. Our June 30, 2021 balance sheet reflects a receivable due from CPRIT of approximately $4.8 million.

Based on our current operating plan, we believe that our $33.1 million in cash and cash equivalents on hand as of June 30, 2021, and the collection of the CPRIT receivable are sufficient to fund our anticipated operating and capital requirements through the completion of our current clinical trials in 2022 and beyond, however, we will continue to require substantial additional capital to continue our clinical development activities. Accordingly, we will need to raise substantial additional capital to continue to fund our operations as a whole. The amount and timing of our future funding requirements will depend on many factors, including the pace and results of our development, regulatory and commercialization efforts. Failure to raise capital as and when needed, on favorable terms or at all, would have a negative impact on our financial condition and our ability to develop and commercialize our product candidates and to fund our operations.
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

Recent Developments
On July 2, 2021, the Company filed a prospectus supplement with the SEC to register the offering and sale of our common stock pursuant to the terms of that certain At the Market Offering Agreement (the “Sales Agreement”) between the Company and Ladenburg Thalmann & Co. Inc. (“Ladenburg”), dated as of on February 5, 2021, having an aggregate offering price of up to $25.0 million (the “Additional Shares”). We had previously filed a prospectus supplement with the SEC registering the offering and sale of our common stock under the Sales Agreement having an aggregate offering price of up to $6.3 million (together with the Additional Shares, the “ATM Shares”). Under the Sales Agreement the Company is able to issue and sell, from time to time, shares of its common stock with Ladenburg acting as an agent for such sales. Sales of the ATM Shares may be made by any method permitted by law deemed to be an “at the market offering” as defined in Rule 415(a)(4) of the Securities Act of 1933, as amended, including, without limitation, sales made directly on or through the NASDAQ Capital Market. During the six months ended June 30, 2021, we issued 2,820,493 shares under the Sales Agreement for net proceeds of $6.0 million.

On June 15, 2021, we announced the initiation of a clinical trial to investigate seclidemstat in combination with azacitidine for the treatment of Myelodysplastic Syndromes (MDS) and Chronic Myelomonocytic Leukemia (CMML). The investigator-initiated Phase 1/2 trial is being led by the Department of Leukemia at The University of Texas MD Anderson Cancer Center. We expect preliminary data from the trial by mid - 2022.
In June 2021, we completed the dose-escalation stage of our Advanced Solid Tumor trial. The trial provided safety and pharmacokinetic data across several advanced tumor types. In addition, encouraging preliminary seclidemstat efficacy data in treated FET-rearranged sarcoma patients supported the expansion of the Phase 2 portion of our Ewing sarcoma trial to enroll additional select sarcoma patients, including myxoid liposarcoma patient and patients with other FET-rearranged sarcomas, thereby increasing seclidemstat’s addressable patient population. Upon completing dose escalation, the AST trial was closed to enrollment and work is ongoing to identify large market solid tumor indications with the highest potential for SP-2577 success.

Effective June 17, 2021, we terminated that certain Exclusive Pharmaceutical Sublicense Agreement between the Company and HLB Life Sciences (“HLBLS”), a South Korean company, dated November 25, 2016 (the “HLBLS Agreement”). Pursuant to the original terms of the HLBLS Agreement, HLBLS had sublicensed the patent and technology rights related to SP-2577 mesylate salt in South Korea, and for the right to develop, produce, manufacture, use and sell the drug in South Korea. As of the termination date, HLB no longer has rights to develop, produce, manufacture, use and sell our product.
Special Note About Coronavirus (COVID-19)

The COVID-19 pandemic is significantly affecting the United States, global economies, and businesses worldwide. While the potential magnitude and duration of the economic and social impact of the COVID-19 pandemic is difficult to assess or predict, the impact on the global financial markets may, in the future, reduce our ability to access capital, which could negatively impact our short-term and long-term liquidity. At this time we are experiencing minimal disruption to our clinical trials. However, our ongoing Phase 1/2 Ewing sarcoma clinical trial and Phase 1/2 AST clinical trial may encounter delays in enrolling new patients due to concerns or healthcare resource constraints because of the COVID-19 pandemic. In addition, although at this time we have experienced no disruptions to manufacturing capabilities, certain aspects of our supply chain may be disrupted as certain of our third party suppliers and manufacturers have paused their operations in response to the COVID-19 pandemic or have otherwise encountered delays in providing supplies and services. The COVID-19 pandemic could also have a material and negative impact on our liquidity, capital resources (including our ability to secure additional financing if and when needed), our business and operations, and our workforce, as well as those of the third parties with which we do business or upon which we rely. While, the situation is fluid and we do not yet know the full extent of potential delays or impacts on us or on healthcare systems or the global economy in general, we have worked to adapt to the unexpected and challenging circumstances resulting from the COVID-19 pandemic. However, we may experience disruptions in the future that have and could further adversely impact our business operations as well as our preclinical studies and clinical trials.

Results of Operations
Three Months Ended June 30, 2021 Compared to the Three Months Ended June 30, 2020
The following table sets forth the condensed consolidated results of our operations for the three months ended June 30, 2021 compared to the three months ended June 30, 2020.

	Three months ended June 30		Effect on Net Loss(a)
	2021	2020	$	%
Grant revenue	$571,387	$1,243,310	$(671,923)	(54)%
Research and development expenses	(2,096,302)	(1,443,322)	(652,980)	(45)%
General and administrative expenses	(1,591,905)	(1,700,942)	109,037	6%
Change in fair value of warrant liability	42,186	(62,635)	104,821	(167)%
Government grants and other income	—	179,027	(179,027)	(100)%
Interest (expense) income	265	304	(39)	13%
Net loss	$(3,074,369)	$(1,784,258)	$(1,290,111)	(72)%
Note a - Positive numbers reduce net loss, negative numbers increase net loss.

Grant Revenue

Grant revenue, which was derived solely from the CPRIT grant, decreased in the current period resulting from the completion of CPRIT available funding under the grant. Partial expenses incurred during the three months ended June 30, 2021 were not recognized as revenue and grants receivable since we reached the maximum amount of the eligible spending that can be reimbursed from CPRIT.
Research and Development Expenses
Research and development expenses increased during the current period compared to the same period in 2020 resulting from significantly higher personnel and, clinical trial costs related to the increase in patient enrollment and higher laboratory costs resulting from increased non clinical efforts which more than offset lower professional fee expenses.
General and Administrative Expenses
General and administrative expenses decreased slightly during the current period compared to the same period a year ago resulting from lower legal and overall personnel cost (severance costs in 2020 that did not repeat in the current period) and more than offset an increase in professional fees.

Six Months Ended June 30, 2021 Compared to the Six Months Ended June 30, 2020
The following table sets forth the condensed consolidated results of our operations for the six months ended June 30, 2021 compared to the six months ended June 30, 2020.

	Six months ended June 30		Effect on Net Loss(a)
	2021	2020	$	%
Grant revenue	$1,840,216	$2,376,140	$(535,924)	(23)%
Research and development expenses	(3,836,957)	(3,086,693)	(750,264)	24%
General and administrative expenses	(2,924,674)	(3,559,959)	635,285	(18)%
Change in fair value of warrant liability	(3,868)	220,435	(224,303)	(102)%
Government grants and other income	—	179,027	(179,027)	(100)%
Interest (expense) income	(982)	2,976	(3,958)	(133)%
Net loss	$(4,926,265)	$(3,868,074)	$(1,058,191)	27%
Note a - Positive numbers reduce net loss, negative numbers increase net loss.

Grant Revenue

Grant revenue, which was derived solely from the CPRIT grant, decreased in the current period resulting from the completion of CPRIT available funding under the grant. Partial expenses incurred during the six months ended June 30, 2021 were not recognized as revenue and grants receivable since we reached the maximum amount of the eligible spending that can be reimbursed from CPRIT.

Research and Development Expenses
Research and development expenses increased during the current period compared to the same period in 2020 resulting from significantly higher personnel related expenses, higher clinical trial costs related to the increase in patient enrollment, and higher laboratory costs resulting from increased non clinical efforts which more than offset lower professional fee expenses.
General and Administrative Expenses
General and administrative expenses decreased significantly during the current period compared to the same period a year ago resulting from lower legal and personnel related costs (severance costs incurred in 2020 that did not recur in the current year) and lower travel costs which more than offset a slight increase in insurance related expenses.
Liquidity and Capital Resources
Overview
Since inception, we have incurred operating losses and we anticipate that we will continue to incur losses for the foreseeable future. To date, we have secured capital from the sale of equity and grant revenue.
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

We believe that, based on our current operating plan, our current unrestricted cash and cash and cash equivalent balances will be sufficient to fund our operations through the completion of our current clinical trials in 2022 and beyond.

As of June 30, 2021, we had $36.8 million of working capital and our cash and cash equivalents totaled $33.1 million, which were held in bank deposit accounts and a money market account. Our cash and cash equivalents balance increased during the six months ended June 30, 2021, primarily due to sales of our common stock in our public offering which closed on March 8, 2021.
Cash Flows

	Six months ended June 30,
	2021	2020
Net cash (used in) provided by in:
Operating activities	$(5,897,570)	$(6,184,809)
Financing activities	27,858,345	9,668,707
Net increase in cash and cash equivalents	$21,960,775	$3,483,898

Operating Activities
Net cash used in operating activities was $5.9 million in the current period, a decrease of approximately $0.29 million from the same period a year ago.
Financing Activities
Net cash provided by financing activities for the six months ended June 30, 2021 was $27.9 million, compared to $9.7 million for the same period of the year 2020. The increase resulted from the Company's completion of common stock sales in February and a public offering in March 2021 with total net proceeds of approximately $27.0 million, and the receipt of approximately $1.5 million from the exercise of warrants during the six months ended June 30, 2021.

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

During the six months ended June 30, 2021, there was no significant change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
To date, the COVID-19 pandemic has negatively impacted the global economy and the magnitude, severity, and duration of this impact is unclear and difficult to assess. In addition, certain areas, including Texas where we are headquartered, have recently experienced a resurgence of COVID-19 cases. We have worked to adapt to the unexpected and challenging circumstances resulting from the COVID-19 pandemic and we have experienced minimal COVID-19 disruptions to our clinical programs and our manufacturing capabilities during the six months ended June 30, 2021. Both our Ewing sarcoma clinical study and our Advanced Solid Tumor clinical study are active. We plan to release clinical data from both studies, as previously disclosed, during 2021 and 2022. However, the situation with respect to the COVID-19 pandemic and its impact changes daily and is difficult to predict.

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
We are a clinical development-stage biopharmaceutical company with a limited operating history. We have no products approved for commercial sale and have not generated any revenue from product sales. We have never been profitable and have incurred operating losses in each year since inception. Our net losses were $7.4 million for the year ended December 31, 2020, and we have incurred a net loss of $3.1 and $4.9 million for the three and six months ended June 30, 2021, respectively. We have prepared our financial statements on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts of liabilities that might be necessary should we be unable to continue in existence.
We will continue to require substantial additional capital to continue our clinical development and potential commercialization activities. Accordingly, we will need to raise substantial additional capital to continue to fund our operations. The development of our product candidates and funding our operations have been funded through sales of equity and funds received from CPRIT. The amount and timing of our future funding requirements will depend on many factors, including but not limited to the pace and results of our clinical development efforts, as well as our ability to access the funding remaining available under the CPRIT grant. Further, the global economic downturn may impair our ability to obtain additional financing through other means, such as debt financing. There can be no assurance we will be able to secure additional financing on favorable terms to us, or at all. Further any debt financing may contain restrictive covenants which limit our operating flexibility and any equity financing will likely result in additional and possibly significant dilution to existing stockholders. Failure to raise sufficient capital, as and when needed or on commercially reasonable terms, would have a significant and negative impact on our financial condition and our ability to develop our product candidates.

We rely on funding from CPRIT and failure to receive additional funds may harm our business.

During the course of the development of our product candidates, we have been funded through the sale of equity and the funding we received from the CPRIT grant. The CPRIT agreement was awarded in June 2016 and originally provided for a three-year grant award of up to $18.7 million, further modified to $16.1 million, to fund the development of the LSD-1 inhibitor. We have received $11.3 million since inception of the grant. The term of the CPRIT agreement was extended through November 30, 2021. We currently have a $4.8 million receivable due from CPRIT on our June 30, 2021 balance sheet. If CPRIT terminates our agreement prior to the expiration due to an event of default or if we terminate the agreement, CPRIT may require us to repay some or all of the disbursed grant. Although we may apply for government contracts and grants in the future, we may not be successful in obtaining additional grants for any product candidates or programs.

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
For example, if at any time the bid price of our common stock closes at below $1.00 per share for more than 30 consecutive trading days, we may be subject to delisting from the Nasdaq Capital Market. If we receive a delisting notice, we would have 180 calendar days to regain compliance (subject to any additional 180-day compliance period which may be available to us), which would mean having a bid price above the minimum of $1.00 for at least 10 consecutive days in the 180-day period. During this 180-day period, we would anticipate reviewing our options to regain compliance with the minimum bid requirements, including conducting a reverse stock split. To the extent that we are unable to resolve any listing deficiency, there is a risk that our common stock may be delisted from Nasdaq, which would adversely impact liquidity of our common stock and potentially result in even lower bid prices for our common stock. On July 29, 2021, the closing price of our common stock was $0.85 per share.

Item 6.	Exhibits

Exhibit number	Description of Document

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.
32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(b) or 15d-14(b) of the Exchange Act and 18 U.S.C. Section 1350.
101.0	The following materials from Salarius Pharmaceuticals, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, formatted in XBRL (eXtensible Business Reporting Language):(i) Unaudited Condensed Consolidated Balance Sheets, (ii) Unaudited Condensed Consolidated Statements of Operations (iii) Unaudited Condensed Consolidated Statements of Stockholders' Equity (Deficit), (iv) Unaudited Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Unaudited Consolidated Financial Statements.

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

SALARIUS PHARMACEUTICALS, INC.

		By:	/s/ David J. Arthur
David J. Arthur President and Chief Executive Officer (Principal Executive Officer)

		By:	/s/ Mark J. Rosenblum
Mark J. Rosenblum Chief Financial Officer and Executive Vice President of Finance (Principal Financial Officer and Principal Accounting Officer)

Date:	August 5, 2021