Form 10-Q
period 2021-09-30
Salarius Pharmaceuticals, Inc.
filed 2021-11-04
CIK 1615219

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
OR
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

As of November 1, 2021, there were 45,206,135 shares of common stock outstanding.

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

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

SALARIUS PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	9/30/2021	12/31/2020
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$31,903,727	$11,118,614
Grants receivable from CPRIT	2,086,157	3,855,996
Prepaid expenses and other current assets	1,194,255	822,050
Total current assets	35,184,139	15,796,660
Property and equipment, net	11,570	22,639
Other assets	201,389	247,113
Goodwill	8,865,909	8,865,909
Total assets	$44,263,007	$24,932,321
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$1,234,922	$1,853,756
Accrued expenses and other current liabilities	323,364	383,138
Note payable	—	477,028
Warrant liability	54,006	59,211
Total liabilities	1,612,292	2,773,133

Commitments and contingencies (Note 5)

Stockholders' equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; 0 issued and outstanding	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized; 45,172,535 and 23,810,541 shares issued at September 30, 2021 and December 31, 2020, and 45,172,535 and 23,808,546 shares outstanding at September 30, 2021 and December 31, 2020, respectively	4,517	2,381
Additional paid-in capital	70,738,517	41,585,761
Accumulated deficit	(28,092,319)	(19,428,954)
Total stockholders' equity	42,650,715	22,159,188
Total liabilities and stockholders' equity	$44,263,007	$24,932,321

See accompanying notes to condensed consolidated financial statements.

SALARIUS PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2021	2020	2021	2020
Revenue:
Grant revenue	$—	$1,378,239	$1,840,216	$3,754,379
Operating expenses:
Research and development	2,015,930	1,803,682	5,852,887	4,890,375
General and administrative	1,730,730	1,333,062	4,655,404	4,893,021
Total operating expenses	3,746,660	3,136,744	10,508,291	9,783,396
Loss before other income (expense)	(3,746,660)	(1,758,505)	(8,668,075)	(6,029,017)
Change in fair value of warrant liability	9,073	45,103	5,205	265,538
Government grants and other income	—	—	—	179,027
Interest income (expense), net	487	(3,230)	(495)	(254)
Loss from continuing operations	(3,737,100)	(1,716,632)	(8,663,365)	(5,584,706)
Net loss	$(3,737,100)	$(1,716,632)	$(8,663,365)	$(5,584,706)

Loss per common share — basic and diluted	$(0.08)	$(0.10)	$(0.22)	$(0.40)
Weighted-average number of common shares outstanding — basic and diluted	44,804,741	17,968,664	40,064,119	13,833,410

See accompanying notes to condensed consolidated financial statements.

SALARIUS PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30
	2021	2020
Operating activities
Net loss	$(8,663,365)	$(5,584,706)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, amortization and impairment	14,387	12,699
Equity-based compensation expense	413,153	149,660
Shares issued for services	—	25,000
Change in fair value of warrant liability	(5,205)	(265,538)
Changes in operating assets and liabilities:
Grants receivable	1,769,839	(3,212,678)
Prepaid expenses and other current assets	(329,799)	799,210
Accounts payable	(618,830)	(607,904)
Accrued expenses and other current liabilities	(59,774)	288,079
Deferred revenue	—	(541,701)
Net cash used in operating activities	(7,479,594)	(8,937,879)

Financing activities
Proceeds from issuance of equity securities, net	27,256,384	14,810,945
Proceeds from warrants exercised for cash	1,485,351	636,214
Payments on note payable	(477,028)	(690,367)
Net cash provided by financing activities	28,264,707	14,756,792

Net increase in cash, cash equivalents and restricted cash	20,785,113	5,818,913
Cash, cash equivalents and restricted cash at beginning of period	11,118,614	3,738,900
Cash, cash equivalents and restricted cash at end of period	$31,903,727	$9,557,813

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,468	$6,615
Non-cash investing and financing activities:
Accrued issuance costs for public offering	$—	$12,001
Prepaid expense financed by note payable		$949,131

See accompanying notes to condensed consolidated financial statements.

SALARIUS PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

	Common Stock		Preferred Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance at December 31, 2019	4,511,174	$451	—	—	$22,657,103	$(12,076,700)	$10,580,854
Issuance of equity securities, net	8,353,480	835	1,246,519	125	9,466,206	—	9,467,166
Preferred shares converted to common shares	777,825	78	(777,825)	(78)	—	—	—
Equity-based compensation expense	3,198	—	—	—	38,409	—	38,409
Net loss	—	—	—	—	—	(2,083,816)	(2,083,816)
Balance at March 31, 2020	13,645,677	1,364	468,694	47	32,161,718	(14,160,516)	18,002,613
Warrants exercised for cash, net	503,230	50	—	—	578,664	—	578,714
Preferred shares converted to common shares	468,694	47	(468,694)	(47)	—	—	—
Equity-based compensation expense	1,843	—			32,905		32,905
Equity-based services expense	18,564	2			24,998		25,000
Net loss	—	—	—	—	—	(1,784,258)	(1,784,258)
Balance at June 30, 2020	14,638,008	1,463	—	—	32,798,285	(15,944,774)	16,854,974
Warrants exercised for cash	50,000	5			57,495	—	57,500
Issuance of equity securities, net	5,130,390	513			5,331,265	—	5,331,778
Equity-based compensation expense	514	—			78,346	—	78,346
Net loss	—	—			—	(1,716,632)	(1,716,632)
Balance at September 30, 2020	19,818,912	1,981	—	—	38,265,391	(17,661,406)	20,605,966

Balance at December 31, 2020	23,808,546	2,381	—	—	41,585,761	(19,428,954)	22,159,188
Issuance of equity securities, net	19,627,215	1,963	—	—	26,848,058	—	26,850,021
Warrants exercised for cash, net	1,298,567	129	—	—	1,485,222	—	1,485,351
Equity-based compensation expense	—	—	—	—	135,379	—	135,379
Net loss	—	—	—	—	—	(1,851,896)	(1,851,896)
Balance at March 31, 2021	44,734,328	$4,473	—	—	$70,054,420	$(21,280,850)	$48,778,043
Equity-based compensation expense	38,278	4	—	—	147,452	—	147,456
Equity-based services expense	6,188	—	—	—	—	—	—
Net loss	—	—	—	—		(3,074,369)	(3,074,369)
Balance at June 30, 2021	44,778,794	4,477	—	—	70,201,872	(24,355,219)	45,851,130
Equity-based compensation expense					130,322		130,322

Issuance of equity securities, net	393,741	40			406,323		406,363
Net loss						(3,737,100)	(3,737,100)
Balance at September 30, 2021	45,172,535	4,517	—	—	70,738,517	(28,092,319)	42,650,715

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

Unaudited Interim Financial Information

The accompanying interim financial statements are unaudited. These unaudited interim financial statements have been prepared in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. These unaudited interim financial statements should be read in conjunction with the audited financial statements and accompanying notes for the year ended December 31, 2020 included elsewhere in the Company's Annual Report on Form 10-K filed with the SEC on March 18, 2021. In the opinion of management, the unaudited interim financial statements reflect all the adjustments (consisting of normal recurring adjustments) necessary to state fairly the Company’s financial position as of September 30, 2021 and the results of operations for the three and nine months ended September 30, 2021 and 2020. The interim results of operations are not necessarily indicative of the results that may occur for the full fiscal year. The December 31, 2020 balance sheet included herein was derived from the audited financial statements, but does not include all disclosures, including notes, required by GAAP for complete financial statements.

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

The Company maintains several bank accounts including an interest-bearing account for funds received from Cancer Prevention and Research Institution of Texas ("CPRIT").

Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that their carrying value may not be recoverable. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. There were no impairment charges related to long-lived assets for the three and nine months ended September 30, 2021 and 2020.

Goodwill

Goodwill is not amortized but is tested at least annually for impairment at the reporting unit level. The Company has determined that the reporting unit is the single operating segment disclosed in its current financial statements.

Impairment is the condition that exists when the carrying amount of goodwill exceeds its implied fair value. The first step in the impairment process is to determine the fair value of the reporting unit and then compare it to the carrying value, including goodwill. If the fair value exceeds the carrying value, no further action is required and no impairment charge is recognized. Additional impairment assessments may be performed on an interim basis if the Company encounters events or changes in circumstances that would indicate that, more likely than not, the carrying value of goodwill has been impaired. There was no impairment of goodwill during the three and nine months ended September 30, 2021 or September 30, 2020.

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

Warrants
The Company determines whether warrants should be classified as a liability or equity. For warrants classified as liabilities, the Company estimates the fair value of the warrants at each reporting period using Level 3 inputs with changes in fair value recorded in the Condensed Consolidated Statement of Operations within change in fair value of warrant liability. The estimates in valuation models are based, in part, on subjective assumptions, including but not limited to stock price volatility, the expected life of the warrants, the risk-free interest rate and the fair value of the common stock underlying the warrants, and could differ materially in the future. The Company will continue to adjust the fair value of the warrant liability at the end of each reporting period for changes in fair value from the prior period until the earlier of the exercise or expiration of the applicable warrant. For warrants classified as equity contracts, the Company allocates the transaction proceeds to the warrants and any other free-standing instruments issued in the transaction based on an allowable allocation method.

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

The number of anti-dilutive shares, consisting of common shares underlying (i) common stock options, (ii) stock purchase warrants, (iii) unvested restricted stock, (iv) convertible preferred stock and (v) rights entitling holders to receive warrants to purchase the Company's common shares, which have been excluded from the computation of diluted loss per share, was 9,531,198 and 10,075,278 shares as of September 30, 2021 and 2020, respectively.

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
The Company accounts for uncertain tax positions in accordance with the provisions of ASC 740. When uncertain tax positions exist, the Company recognizes the tax benefit of tax positions to the extent that the benefit will more likely than not be realized. The determination as to whether the tax benefit will more likely than not be realized is based upon the technical merits of the tax position as well as consideration of the available facts and circumstances. As of September 30, 2021 and December 31, 2020, the Company did not have any significant uncertain tax positions and no interest or penalties have been charged. The Company's practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company is subject to routine audits by taxing jurisdictions.
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

NOTE 3. GRANTS RECEIVABLE
Grants receivable represents qualifying costs incurred where there is reasonable assurance that conditions of the grant have been met but the corresponding funds have not been received as of the reporting date. Grants receivable balances are $2.1 million and $3.9 million as of September 30, 2021 and December 31, 2020, respectively.

NOTE 4. PREPAID EXPENSES AND OTHER CURRENT ASSETS
Prepaid expenses and other current assets at September 30, 2021 and December 31, 2020 consisted of the following:

	September 30, 2021	December 31, 2020
Prepaid clinical trial expenses	$135,227	$—
Prepaid insurance	963,797	684,268
Other prepaid and current assets	95,231	137,782
Total prepaid expenses and other current assets	$1,194,255	$822,050

Prepaid insurance is comprised of prepaid directors' and officers' insurance. In July 2020, the Company financed its directors' and officers' insurance premium with a short term note, the principal amount of which was approximately $0.9 million bearing interest at a rate of 2.49%. In July 2021, the Company paid the directors' and officers' insurance policy in full.

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

Cancer Prevention and Research Institute of Texas

In June 2016, the Company entered into a Cancer Research Grant Contract with CPRIT. Pursuant to the contract, CPRIT awarded the Company a grant of up to $18.7 million, further modified to $16.1 million, to fund the development of an LSD1 inhibitor. This is a 3-year grant award which originally expired on May 31, 2019. The grant now expires on May 31, 2022.
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

The CPRIT grant is subject to funding conditions including a matching funds requirement where the Company will match 50% of funding from the CPRIT grant. As of September 30, 2021, the Company has expended all allowable funds under the grant.

At September 30, 2021 and December 31, 2020, the Company had grants receivable of $2.1 million and $3.9 million, respectively, related to the CPRIT contract.

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
The following table sets forth a summary of changes in the fair value of Level 3 liabilities, the warrants issued in connection with the Company's merger with Flex Pharma in 2019, which are measured at fair value on a recurring basis for the three and nine months ended September 30, 2021:

Description	Balance at December 31, 2020	Change in Fair Value	Balance at September 30, 2021
Warrant liability	$59,211	$(5,205)	$54,006

NOTE 7. STOCKHOLDERS' EQUITY
Preferred Stock and Common Stock
On February 11, 2020, the Company completed a public offering with total gross proceeds of approximately $11.0 million, which includes the full exercise of the underwriter's over-allotment option to purchase an additional 1,252,173 shares and warrants prior to deducting underwriting discounts and commissions and offering expenses payable by Salarius (the “February 2020 Offering”). The February 2020 Offering was comprised of 7,101,307 Class A units, priced at a public offering price of $1.15 per unit, with each unit consisting of one share of common stock and a five-year warrant to purchase one share of common stock at an exercise price of $1.15 per share, and 1,246,519 Class B units, priced at a public offering price of $1.15 per unit, with each unit consisting of one share of Series A convertible preferred stock and a five-year warrant to purchase one share of common stock with and exercise price of $1.15 per share. A total of 8,353,480 shares of common stock, 1,246,519 shares of Series A convertible preferred stock, and warrants to purchase up to 9,599,999 shares of common stock were issued in the offering, including the full exercise of the over-allotment option. The exercise price of the warrants are fixed and do not contain any variable pricing features or any price based anti-dilutive features. All Series A preferred stock was converted to common stock prior to December 31, 2020.
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
On August 3, 2020, the Company completed a public offering of 5,130,390 shares of its common stock at a price to the public of $1.20 per share. Total gross proceeds from the offering were approximately $6.2 million, prior to deducting underwriting discounts and commissions and offering expenses payable by the Company.

On February 5, 2021, the Company entered into an At the Market Offering Agreement with Ladenburg Thalmann & Co. Inc. Under this agreement the Company is able to issue and sell, from time to time, shares of its common stock. On February 5, 2021 and July 2, 2021, the Company filed prospectus supplements with the SEC to register the offering and sale of Common Stock having an aggregate offering price of up to $6.3 million and $25.0 million, respectively. During the nine months ended September 30, 2021, the Company issued 3,214,234 shares under the Sales Agreement for gross proceeds of $6.7 million.

On March 8, 2021, the Company completed a public offering of 16,806,722 shares of its common stock at a price to the public of $1.3685 per share. Total gross proceeds from the offering were approximately $23.0 million prior to deducting underwriting discounts and commissions and offering expenses payable by the Company.

Warrants Exercised for Cash
During the nine months ended September 30, 2021, the Company issued 1,298,567 common shares as a result of warrant exercises, and received cash proceeds of approximately $1.5 million. As of September 30, 2021, 7,747,587 warrants remain outstanding.
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

Variables used in the Black-Scholes model are as follows:

	September 30, 2021	December 31, 2020
Discount rate	0.53%	0.27%
Expected life (years)	3.31 years	4.06 years
Expected volatility	130.23%	130.56%
Expected dividend	—%	—%

Wedbush Warrant

On July 19, 2019, upon the closing of the merger, the Company elected to issue warrants to purchase 42,928 common shares to Wedbush Securities Inc. ("Wedbush") to satisfy $0.5 million of the $1.0 million success fee payable to Wedbush at the closing of the merger. The remaining $0.5 million success fee was paid in cash. These warrants have an exercise price of $18.90 and a 5-year term. As of September 30, 2021, all warrants issued to Wedbush were outstanding.

NOTE 8. EQUITY-BASED COMPENSATION
Equity Incentive Plans
The Company has granted options to employees, directors, and consultants under the 2015 Equity Incentive Plan (the "2015 Plan"). The 2015 Plan provides for the grant of incentive stock options ("ISOs"), nonstatutory stock options, restricted stock awards, restricted stock units, stock appreciation rights, performance-based stock awards and other stock-based awards. Additionally, the 2015 Plan provides for the grant of performance-based cash awards. ISOs may be granted only to the Company's employees. All other awards may be granted to the Company's employees, including officers, and to non-employee directors and consultants. As of September 30, 2021, there were 1,026,690 shares remaining available for the grant of stock awards under the 2015 Plan.
During the nine-month periods ended September 30, 2021 and 2020, the Company awarded 79,000 and 182,000, respectively, stock options to its employees and directors, pursuant to the plan described above. Stock options generally vest over one to four years and have a contractual term of ten years. Stock options are valued using the Black-Scholes option pricing model and compensation cost is recognized based on the resulting value over the service period. Expected volatilities utilized in the model are based on implied volatilities from traded stocks of peer companies. Similarly, the dividend yield is based on historical experience and the estimate of future dividend yields. The risk-free interest rate is derived from the U.S. Treasury yield curve in effect at the time of grant. The expected term of the options is based on the average period the stock options are expected to remain outstanding. The fair value of the option grants awarded during each of the nine month periods ended September 30, 2021 and 2020 was $0.1 million and $0.7 million, respectively, which has been estimated with the following assumptions on the grant date.

	3/10/2021	6/16/2021	9/2/2021
Risk-free interest rate	1.00%	1.09%	0.93%
Volatility	133.35%	131.06%	130.44%
Expected life (years)	6.00	6.00	6.00
Expected dividend yield	0%	0%	0%

The following table summarizes stock option activity for employees and non-employees for the nine months ended September 30, 2021 and 2020:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2019	166,233	$34.42	6.53	$—
Granted	743,118	0.61
Exercised	—
Forfeited	(36,613)	—
Expired	(30,766)
Outstanding at September 30, 2020	841,972	$4.55	9.32
Exercisable at September 30, 2020	69,813	$37.84	5.43	$—

Outstanding at December 31, 2020	1,563,972	$2.78	9.47	$175,770
Granted	79,000	$1.04-$1.49
Exercised	—
Forfeited	(45,000)
Expired	—
Outstanding at September 30, 2021	1,597,972	$2.75	8.75	$271,540
Exercisable at September 30, 2021	323,730	$9.27	7.74	$34,440

As of September 30, 2021 and 2020, there was approximately $1.0 million and $0.4 million respectively of total unrecognized compensation cost related to unvested stock options. Total unrecognized compensation cost will be adjusted for future changes in employee and non-employee forfeitures, if any. The Company expects to recognize that cost over a remaining weighted-average period of 2.45 years.

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

We believe SP-2577 disrupts LSD1 from associating with FET-rearranged fusion oncoproteins and therefore leads to inhibition of the fusion oncoprotein’s cancer promoting activity. As a result, SP-2577 has the potential to treat FET-rearranged sarcomas by reversing cancer promoting gene expression and thereby possibly preventing tumor growth and causing cancer cell death. Preclinical studies of SP-2577 in several FET-rearranged sarcoma cell lines including Ewing sarcoma, myxoid liposarcoma, clear cell sarcoma, and desmoplastic small round cell tumors demonstrated that SP-2577 was effective in inhibiting cell proliferation and viability. Additionally, in certain Ewing sarcoma animal models, SP-2577 showed a significant tumor reduction as well as a significant survival benefit compared to untreated animals. Our ongoing Phase 1/2 clinical trial was designed as a single agent dose escalation followed by a dose expansion study in Ewing sarcoma. As a result, given the described preclinical data in FET-rearranged sarcomas and clinical data in FET-rearranged sarcoma patients from our Advanced Solid Tumor (AST) trial, in 2021 we expanded the trial to study SP-2577 in non-Ewing FET-rearranged sarcomas. The amended ongoing dose expansion portion of the trial is studying SP-2577 in combination with a common chemotherapeutic regimen, topotecan and cyclophosphamide ("TC") in Ewing sarcoma patients and single agent SP-2577 in myxoid liposarcoma and other FET-rearranged sarcoma patients. The dose expansion portion can enroll up to 30 relapsed or refractory Ewing sarcoma patients and up to 30 relapsed or refractory FET-rearranged patients (of which up to 15 will be myxoid liposarcoma). In Ewing sarcoma patients, the trial will assess the safety and tolerability of SP-2577 and TC and study preliminary efficacy of the regimen. In myxoid liposarcoma and other FET-rearranged sarcoma patients, the trial is studying single-agent SP-2577 safety, tolerability, and preliminary efficacy.

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

In addition to solid tumors, SP-2577 has shown promising preclinical activity in hematologic cancers. We recently announced the initiation of an Investigator Initiated Trial studying SP-2577 in combination with azacitidine for the treatment of patients with myelodysplastic syndromes or chronic myelomonocytic leukemia. Myelodysplastic syndromes can progress into Acute Myeloid Leukemia (AML) and data from our ongoing trial will inform development of SP-2577 in hematologic cancers (also referred to as “liquid tumors" or "blood cancer”), including AML. The American Cancer Society estimates there were almost 20,000 new cases of AML in the US alone in 2020.

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
We have no products approved for commercial sale and have not generated any revenue from product sales. We have never been profitable and have incurred operating losses in each year since inception. We had an accumulated deficit of $28.1 million as of September 30, 2021. Substantially all of our operating losses resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations.
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
We expect to continue to incur significant expenses and increasing operating losses for at least the next several years as we initiate and continue the clinical development of, and seek regulatory approval for, our product candidate, add personnel necessary to continue to operate as a public company, and work to develop an advanced clinical pipeline of product candidates. We expect that our operating losses will fluctuate significantly from quarter-to-quarter and year-to-year due to timing of clinical development programs and efforts to achieve regulatory approval.
As of September 30, 2021, the Cancer Prevention and Research Institution of Texas ("CPRIT") fund matching requirements had been fully met and we have expended all current available funds under the grant. Our September 30, 2021 balance sheet reflects a receivable due from CPRIT of approximately $2.1 million.

We believe that our $31.9 million in cash and cash equivalents on hand as of September 30, 2021, and the collection of the CPRIT receivable are sufficient to fund our anticipated operating and capital requirements through the completion of our current clinical trials in 2022 and beyond, however, we will continue to require substantial additional capital to continue our clinical development activities. Accordingly, we will need to raise substantial additional capital to continue to fund our operations as a whole. The amount and timing of our future funding requirements will depend on many factors, including the pace and results of our development, regulatory and commercialization efforts. Failure to raise capital as and when needed, on favorable terms or at all, would have a negative impact on our financial condition and our ability to develop and commercialize our product candidate and to fund our operations.
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

Recent Developments
On July 2, 2021, the Company filed a prospectus supplement with the SEC to register the offering and sale of our common stock pursuant to the terms of that certain At the Market Offering Agreement (the “Sales Agreement”) between the Company and Ladenburg Thalmann & Co. Inc. (“Ladenburg”), dated as of on February 5, 2021, having an aggregate offering price of up to $25.0 million (the “Additional Shares”). We had previously filed a prospectus supplement with the SEC registering the offering and sale of our common stock under the Sales Agreement having an aggregate offering price of up to $6.3 million (together with the Additional Shares, the “ATM Shares”). Under the Sales Agreement the Company is able to issue and sell, from time to time, shares of its common stock with Ladenburg acting as an agent for such sales. Sales of the ATM Shares may be made by any method permitted by law deemed to be an “at the market offering” as defined in Rule 415(a)(4) of the Securities Act of 1933, as amended, including, without limitation, sales made directly on or through the NASDAQ Capital Market. During the three month period ending September 30, 2021 the Company sold 393,741 ATM shares for aggregate net proceeds of $0.4 million. In aggregate, during the nine months ended September 30, 2021, we issued 3,214,234 shares under the Sales Agreement for net proceeds of $6.7 million.

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

Results of Operations
The following table sets forth the condensed consolidated results of our operations for the nine and three months ended September 30, 2021 compared to September 30, 2020.

	Nine months ended September 30		Three months ended September 30
	2021	2020	2021	2020
Grant revenue	$1,840,216	$3,754,379	$—	$1,378,239
Research and development expenses	(5,852,887)	(4,890,375)	(2,015,930)	(1,803,682)
General and administrative expenses	(4,655,404)	(4,893,021)	(1,730,730)	(1,333,062)
Change in fair value of warrant liability	5,205	265,538	9,073	45,103
Government grants and other income	—	179,027	—	—
Interest income(expense), net	(495)	(254)	487	(3,230)
Net loss	$(8,663,365)	$(5,584,706)	$(3,737,100)	$(1,716,632)

Grant Revenue

Grant revenue, which was derived solely from the CPRIT grant, was $0 for the three month period ended September 30, 2021 resulting from the completion of CPRIT available funding under the grant during the second quarter of 2021. We have reached the maximum amount of the eligible spending that can be reimbursed from CPRIT.
Research and Development Expenses
Research and development expenses increased during both the current period and nine months ended September 30, 2021 compared to the same periods in 2020 resulting from significantly higher personnel costs, clinical trial costs and higher laboratory costs resulting from increased non clinical efforts, all of which more than offset lower manufacturing and process development costs.
General and Administrative Expenses
General and administrative expenses increased during the current three month period compared to the same period a year ago resulting from higher personnel costs and increased professional fees. For the nine months ended September 30, 2021 general and administrative costs were lower than the same period a year ago resulting from lower overall personnel costs (severance costs in 2020 that did not repeat in the current period), and lower professional fees.
Government Grant Other Income

On July 12, 2021, the Small Business Administration (SBA) authorized full forgiveness of $0.2 million for the Company's Paycheck Protection Program (PPP) Loan. The Company had previously recognized this as government grants and other income during the nine months ended September 30, 2020.
Liquidity and Capital Resources
Overview
Since inception, we have incurred operating losses and we anticipate that we will continue to incur losses for the foreseeable future. To date, we have secured capital from the sale of equity and grant revenue.
We do not expect to generate any revenue from product sales unless and until we obtain regulatory approval for and commercialize our product candidate. At the same time, we expect our expenses to increase in connection with our ongoing research and development and manufacturing activities, particularly as we advance our product candidates to later stages of development.

Until we can generate a sufficient amount of revenue from our products, if ever, we expect to finance future cash needs through public or private equity or debt offerings or other collaborations. Additional capital may not be available on reasonable terms, if at all. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may have to significantly delay, scale back or discontinue the development or commercialization of our product candidate. Furthermore, we may be unable to complete a collaboration, or if we do, we may be forced to relinquish valuable future product rights.

We believe that, based on our current operating plan, our current unrestricted cash and cash and cash equivalent balances will be sufficient to fund our operations through the completion of our current clinical trials in 2022 and beyond.
As of September 30, 2021, we had $33.6 million of working capital and our cash and cash equivalents totaled $31.9 million, which were held in bank deposit accounts and a money market account. Our cash and cash equivalents balance increased during the nine months ended September 30, 2021, primarily due to sales of our common stock in our public offering which closed on March 8, 2021 and receipt of $2.7 million as a payment of our CPRIT remaining receivable.
Cash Flows

	Nine months ended September 30,
	2021	2020
Net cash (used in) provided by in:
Operating activities	$(7,479,594)	$(8,937,879)
Financing activities	28,264,707	14,756,792
Net increase in cash and cash equivalents	$20,785,113	$5,818,913

Operating Activities
Net cash used in operating activities was $7.5 million in the current period, a decrease of approximately $1.5 million from the same period a year ago. The Company collected approximately $3.6 million in grants receivable from CPRIT during the nine months ended September 30, 2021 compared to $0.8 million for the same period a year ago.

Financing Activities
Net cash provided by financing activities for the nine months ended September 30, 2021 was $28.3 million, compared to $14.8 million for the same period of the year 2020. The increase resulted from the Company's completion of common stock sales in February and September 2021 and a public offering in March 2021 with total net proceeds of approximately $27.0 million, and the receipt of approximately $1.5 million from the exercise of warrants during the nine months ended September 30, 2021.

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

During the nine months ended September 30, 2021, there was no significant change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

We are not a party to any material legal proceedings on the date of this report. We may from time to time become involved in legal proceedings arising in the ordinary course of business, and the resolution of any such claims could be material.

Item 1A.	Risk Factors

For a discussion of certain factors that could materially affect our business, financial condition, and operating results, you should carefully review and consider the information under “Part I, Item 1A- Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on March 18, 2021, as well as the risk factors set forth below. The risk factors below are in addition to and supplement (and with respect to certain matters, update) the risk factors discussed in our Annual Report on Form 10-K and in our Current Report on Form 8-K filed on July 29, 2020. Other than as set forth below, there have been no material changes to the risk factors included in our Annual Report on Form 10-K filed with the SEC on March 18, 2021 and in our Current Report on Form 8-K filed on July 29, 2020.

Risks Related to Our Business and Our Industry
The COVID-19 pandemic could adversely affect our business, results of operations, and financial condition.
To date, the COVID-19 pandemic has negatively impacted the global economy and the magnitude, severity, and duration of this impact is unclear and difficult to assess. In addition, certain areas, including Texas where we are headquartered, have recently experienced a resurgence of COVID-19 cases. We have worked to adapt to the unexpected and challenging circumstances resulting from the COVID-19 pandemic. At this time we have experiencing minimal disruption to our clinical trials during the nine months ended September 30, 2021. While both our Ewing sarcoma clinical study and our Advanced Solid Tumor clinical study are active., either or both may encounter delays in enrolling new patients due to concerns or healthcare resource constraints because of the COVID-19 pandemic. We plan to release clinical data from both studies, as previously disclosed, during 2021 and 2022. However, the situation with respect to the COVID-19 pandemic and its impact changes daily and is difficult to predict.
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

We are a clinical development-stage biopharmaceutical company with a limited operating history. We have no products approved for commercial sale and have not generated any revenue from product sales. We have never been profitable and have incurred operating losses in each year since inception. Our net losses were $7.4 million for the year ended December 31, 2020, and we have incurred a net loss of $3.7 million and $8.7 million for the three and nine months ended September 30, 2021, respectively. We have prepared our financial statements on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts of liabilities that might be necessary should we be unable to continue in existence.
We will continue to require substantial additional capital to continue our clinical development and potential commercialization activities. Accordingly, we will need to raise substantial additional capital to continue to fund our operations. The development of our product candidate and funding our operations have been funded through sales of equity and funds received from CPRIT. The amount and timing of our future funding requirements will depend on many factors, including but not limited to the pace and results of our clinical development efforts, as well as our ability to access the funding remaining available under the CPRIT grant. Further, the global economic downturn may impair our ability to obtain additional financing through other means, such as debt financing. There can be no assurance we will be able to secure additional financing on favorable terms to us, or at all. Further any debt financing may contain restrictive covenants which limit our operating flexibility and any equity financing will likely result in additional and possibly significant dilution to existing stockholders. Failure to raise sufficient capital, as and when needed or on commercially reasonable terms, would have a significant and negative impact on our financial condition and our ability to develop our product candidate.

We rely on funding from CPRIT and failure to receive additional funds may harm our business.

During the course of the development of our product candidate, we have been funded through the sale of equity and the funding we received from the CPRIT grant. The CPRIT agreement was awarded in June 2016 and originally provided for a three-year grant award of up to $18.7 million, further modified to $16.1 million, to fund the development of the LSD-1 inhibitor. We have received $14 million since inception of the grant. The term of the CPRIT agreement was extended through May 31, 2022. We currently have a $2.1 million receivable due from CPRIT on our September 30, 2021 balance sheet. If CPRIT terminates our agreement prior to the expiration due to an event of default or if we terminate the agreement, CPRIT may require us to repay some or all of the disbursed grant. Although we may apply for government contracts and grants in the future, we may not be successful in obtaining additional grants for any product candidates or programs.

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
For example, if at any time the bid price of our common stock closes at below $1.00 per share for more than 30 consecutive trading days, we may be subject to delisting from the Nasdaq Capital Market. If we receive a delisting notice, we would have 180 calendar days to regain compliance (subject to any additional 180-day compliance period which may be available to us), which would mean having a bid price above the minimum of $1.00 for at least 10 consecutive days in the 180-day period. During this 180-day period, we would anticipate reviewing our options to regain compliance with the minimum bid requirements, including conducting a reverse stock split. To the extent that we are unable to resolve any listing deficiency, there is a risk that our common stock may be delisted from Nasdaq, which would adversely impact liquidity of our common stock and potentially result in even lower bid prices for our common stock. On November 1, 2021, the closing price of our common stock was $0.85 per share.

Item 6.	Exhibits

Exhibit number	Description of Document

4.01	Form of Flex Warrant (incorporated by reference to the Company’s Current Report on Form 8-K that was filed with SEC on July 1, 2021).
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.
32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(b) or 15d-14(b) of the Exchange Act and 18 U.S.C. Section 1350.
101.0	The following materials from Salarius Pharmaceuticals, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, formatted in XBRL (eXtensible Business Reporting Language):(i) Unaudited Condensed Consolidated Balance Sheets, (ii) Unaudited Condensed Consolidated Statements of Operations (iii) Unaudited Condensed Consolidated Statements of Stockholders' Equity (Deficit), (iv) Unaudited Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Unaudited Consolidated Financial Statements.

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

SALARIUS PHARMACEUTICALS, INC.

		By:	/s/ David J. Arthur
David J. Arthur President and Chief Executive Officer (Principal Executive Officer)

		By:	/s/ Mark J. Rosenblum
Mark J. Rosenblum Chief Financial Officer and Executive Vice President of Finance (Principal Financial Officer and Principal Accounting Officer)

Date:	November 4, 2021