Form 10-Q
period 2022-03-31
Salarius Pharmaceuticals, Inc.
filed 2022-05-12
CIK 1615219

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
OR
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

As of May 9, 2022, there were 56,116,243 shares of common stock outstanding.

SALARIUS PHARMACEUTICALS, INC.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
Various statements made in this Quarterly Report on Form 10-Q are forward-looking and involve risks and uncertainties. All statements that address activities, events or developments that we intend, expect or believe may occur in the future are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements give our current expectations or forecasts of future events and are not statements of historical or current facts. These statements include, among others, statements about:
•future periods;
•the Company's strategy and ongoing development programs;
•the Company's clinical trials, including status, costs, goals, timing and other expectations related thereto;
•the Company’s belief as to the potential of its lead compound, SP-2577;
•the Company's strategic collaborations and license agreements, and intellectual property;
•the potential for seclidemstat to target the epigenetic dysregulation underlying Ewing sarcoma and advanced solid tumors;
•expected timing and results of clinical studies;
•the ability of the Company’s product candidates to demonstrate drug activity;
•the nature, strategy and focus of the Company;
•the development and commercial potential of any product candidates;
•the Company's ability and plan to regain and maintain compliance with Nasdaq's continued listing standards; the Company’s expectations as to revenue, cash flow, and expenses;
•the potential impact of the COVID-19 pandemic on the Company’s business, operations, cash flow and ability to obtain additional financing;
•the Company's liquidity position, the expected sufficiency of such position for anticipated operating and capital requirements; future capital requirements, and need for, and ability to secure, additional financing;
•the ability of the Company to access additional financing under the Grant Contract with Cancer Prevention and Research Institute of Texas; the Company's operating losses and ability to continue as a going concern; and
•the Company's decision to engage in any new collaborations or selectively partnering its technology to improve the Company's ability to continue as a going concern.
Forward-looking statements also include statements other than statements of current or historical fact, including, without limitation, all statements related to any expectations of revenues, expenses, cash flows, earnings or losses from operations, cash required to maintain current and planned operations, capital or other financial items; any statements of the plans, strategies and objectives of management for future operations; any plans or expectations with respect to product research, development and commercialization, including regulatory approvals; any other statements of expectations, plans, intentions or beliefs; and any statements of assumptions underlying any of the foregoing. We often, although not always, identify forward-looking statements by using words or phrases such as “believe,” “may,” “could,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” “indicate,” “seek,” “should,” “would,” “target”, “potential,” “evaluate,” “proceeding.”
The following are some of the factors that could cause actual results to differ materially from the anticipated results or other expectations expressed, anticipated or implied in our forward-looking statements:
•the extent to which the COVID-19 pandemic impacts our business, our customers’ businesses, the medical community and the global economy;
•the effectiveness and timeliness of our preclinical studies and clinical trials, and the usefulness of the data;
•our expectations regarding the timing and clinical development of our product candidates;
•our ability to achieve profitable operations and access to needed capital;
•fluctuations in our operating results;
•the success of current and future license and collaboration agreements
•our dependence on contract research organizations, vendors and investigators;
•effects of competition and other developments affecting development of products;
•market acceptance of our product candidates;
•protection of intellectual property and avoiding intellectual property infringement;
•product liability; and
•other factors described in our filings with the SEC.

We cannot guarantee that the results and other expectations expressed, anticipated or implied in any forward-looking statement will be realized. The risks set forth under Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 describe major risks to our business, and you should read and interpret any forward-looking statements together with these risks. A variety of factors, including these risks, could cause our actual results and other expectations to differ materially from the anticipated results or other expectations expressed, anticipated or implied in our forward-looking statements. Should known or unknown risks materialize, or should underlying assumptions prove inaccurate, actual results could differ materially from past results and those anticipated, estimated or projected in the forward-looking statements. You should bear this in mind as you consider any forward-looking statements.
Our forward-looking statements speak only as of the dates on which they are made. We do not undertake any obligation to publicly update or revise our forward-looking statements even if experience or future changes makes it clear that any projected results expressed or implied in such statements will not be realized.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

SALARIUS PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	3/31/2022	12/31/2021
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$24,193,554	$29,214,380
Prepaid expenses and other current assets	662,854	949,215
Total current assets	24,856,408	30,163,595
Grants receivable from CPRIT	1,610,490	1,610,490
Property and equipment, net	4,190	7,880
Other assets	170,907	185,994
Goodwill	8,865,909	8,865,909
Total assets	$35,507,904	$40,833,868
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$1,693,398	$1,543,096
Accrued expenses and other current liabilities	390,233	553,269
Warrant liability	8,710	14,518
Total liabilities	2,092,341	2,110,883

Commitments and contingencies (Note 5)

Stockholders' equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; 0 issued and outstanding	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized; 46,697,194 and 45,241,808 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	4,669	4,524
Additional paid-in capital	71,717,311	70,915,653
Accumulated deficit	(38,306,417)	(32,197,192)
Total stockholders' equity	33,415,563	38,722,985
Total liabilities and stockholders' equity	$35,507,904	$40,833,868

See accompanying notes to condensed consolidated financial statements.

SALARIUS PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31
	2022	2021
Revenue:
Grant revenue	$—	$1,268,829
Operating expenses:
Research and development	4,439,475	1,740,655
General and administrative	1,677,754	1,332,769
Total operating expenses	6,117,229	3,073,424
Loss before other income (expense)	(6,117,229)	(1,804,595)
Change in fair value of warrant liability	5,808	(46,054)
Interest income (expense), net	2,196	(1,247)
Loss from continuing operations	(6,109,225)	(1,851,896)
Net loss	$(6,109,225)	$(1,851,896)

Loss per common share — basic and diluted	$(0.13)	$(0.06)
Weighted-average number of common shares outstanding — basic and diluted	46,255,210	30,551,316

See accompanying notes to condensed consolidated financial statements.

SALARIUS PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31
	2022	2021
Operating activities
Net loss	$(6,109,225)	$(1,851,896)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, amortization and impairment	4,797	4,795
Equity-based compensation expense	313,903	135,379
In-process research and development technology	1,987,900	—
Change in fair value of warrant liability	(5,808)	46,054
Changes in operating assets and liabilities:
Grants receivable	—	(367,536)
Prepaid expenses and other current assets	300,342	21,214
Accounts payable	150,302	(446,520)
Accrued expenses and other current liabilities	(163,037)	(264,280)
Net cash used in operating activities	(3,520,826)	(2,722,790)

Investing activities
Purchase in-process research and development technology	(1,500,000)	—
Net cash used in investing activities	(1,500,000)	—

Financing activities
Proceeds from issuance of equity securities, net		27,016,746
Proceeds from warrants exercised for cash		1,485,351
Payments on note payable		(285,633)
Net cash provided by financing activities	—	28,216,464

Net increase (decrease) in cash, cash equivalents and restricted cash	(5,020,826)	25,493,674
Cash, cash equivalents and restricted cash at beginning of period	29,214,380	11,118,614
Cash, cash equivalents and restricted cash at end of period	$24,193,554	$36,612,288

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$1,174
Non-cash investing and financing activities:
Common stock issued for in-process research and development technology	$487,900	$—
Accrued issuance costs for public offering	$—	$166,725

See accompanying notes to condensed consolidated financial statements.

SALARIUS PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity (Deficit)
	Shares	Amount
Balance at December 31, 2020	23,808,546	$2,381	$41,585,761	$(19,428,954)	$22,159,188
Issuance of equity securities, net	19,627,215	1,963	26,848,058	—	26,850,021
Warrants exercised for cash	1,298,567	129	1,485,222	—	1,485,351
Equity-based compensation expense	—	—	135,379	—	135,379
Net loss	—	—	—	(1,851,896)	(1,851,896)
Balance at March 31, 2021	44,734,328	4,473	70,054,420	(21,280,850)	48,778,043

Balance at December 31, 2021	45,241,808	4,524	70,915,653	(32,197,192)	38,722,985
Common stock issued for in-process research and development technology	1,000,000	100	487,800	—	487,900
Equity-based compensation expense	455,386	45	313,858	—	313,903
Net loss	—	—	—	(6,109,225)	(6,109,225)
Balance at March 31, 2022	46,697,194	$4,669	$71,717,311	$(38,306,417)	$33,415,563
See accompanying notes to condensed consolidated financial statements.

SALARIUS PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 1. ORGANIZATION AND OPERATIONS

Nature of Business

Salarius Pharmaceuticals, Inc. (“Salarius” or the “Company”), together with its subsidiaries, Salarius Pharmaceuticals, LLC, Flex Innovation Group LLC, and TK Pharma, Inc., is a clinical-stage biopharmaceutical company focused on developing effective treatments for cancers with high, unmet medical need. Specifically, the Company is developing treatments for cancers caused by dysregulated gene expression, i.e., genes that are incorrectly turned on or off. We are developing two classes of drugs that address gene dysregulation: epigenetic inhibitors and targeted protein degraders. Our technologies have the potential to work in both liquid and solid tumors. Our current pipeline consists of two small molecule drugs: 1) seclidemstat (SP-2577), a targeted protein inhibitor and 2) SP-3164, a targeted protein degrader. The Company is located in Houston, Texas.
Going Concern
Salarius has no products approved for commercial sale, has not generated any revenue from product sales to date and has suffered recurring losses from operations since its inception. The lack of revenue from product sales to date and recurring losses from operations since its inception raise substantial doubt as to the Company's ability to continue as a going concern. The accompanying financial statements are prepared using accounting principles generally accepted in the United States applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities should the Company be unable to continue as a going concern. Salarius will require substantial additional capital to fund its research and development expenses related to its oncology drug. Based on Salarius’ expected cash requirements, Salarius believes that there is substantial doubt that its existing cash and cash equivalents, will be sufficient to fund its operations through one year from the financial statements issuance date. The Company intends to obtain additional capital through the sale of equity securities in one or more offerings or through issuances of debt instruments, and may also consider new collaborations or selectively partnering its technology. However, the Company cannot provide any assurance that it will be successful in accomplishing any of its plans.
Risks Related to Covid-19 Pandemic
The ongoing COVID-19 coronavirus pandemic (the “Pandemic”) has had a significant effect on the United States, global economies, and business worldwide. While we have thus far experienced minimal disruptions from the Pandemic, the duration and full extent to which the Pandemic impacts our business and financial condition depends on future developments that are highly uncertain, subject to change and are difficult to predict, including new information that may emerge concerning the Pandemic, and may cause intermittent or prolonged periods of interruptions to our clinical operations. We are continuously monitoring the Pandemic and its potential effect on our financial position, results of operations and cash flows. This uncertainty could have an impact in future periods on certain estimates used in the preparation of our periodic financial results. Uncertainty around the extent and length of time of the Pandemic, and any future related financial impact cannot be reasonably estimated at this time.

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

Unaudited Interim Financial Information

The accompanying interim financial statements are unaudited. These unaudited interim financial statements have been prepared in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. These unaudited interim financial statements should be read in conjunction with the audited financial statements and accompanying notes for the year ended December 31, 2021 included elsewhere in the Company's Annual Report on Form 10-K filed with the SEC on March 25, 2022. In the opinion of management, the unaudited interim financial statements reflect all the adjustments (consisting of normal recurring adjustments) necessary to state fairly the Company’s financial position as of March 31, 2022 and the results of operations for the three months ended March 31, 2022 and 2021. The interim results of operations are not necessarily indicative of the results that may occur for the full fiscal year. The December 31, 2021 balance sheet included herein was derived from the audited financial statements, but does not include all disclosures, including notes, required by GAAP for complete financial statements.

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

Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that their carrying value may not be recoverable. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. There were no impairment charges related to long-lived assets for the three months ended March 31, 2022 and 2021.

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

Impairment is the condition that exists when the carrying amount of goodwill exceeds its implied fair value. The Company utilizes the option to perform a qualitative assessment for its reporting unit and if the Company concludes it is more likely than not that the fair value of the reporting unit is less than its carrying amount, then the Company utilizes the two-step quantitative assessment. The Company’s qualitative assessment is sensitive to assumptions related to potential adverse events and circumstances, including current market trends in control premiums and involves judgement in determining comparable peer companies to include in the control premium evaluation. Many of the events and circumstances evaluated in determining whether it is more likely than not that goodwill is impaired are outside of the Company’s control and could change in future periods. There was no impairment of goodwill during the three months ended March 31, 2022 or March 31, 2021.

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

Costs incurred in obtaining in-process research and development technology ("IPRD") that has no alternative future use are charged to research and development expense as acquired, and presented as investing activity cash outflows on the Statement of Cash Flow.

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

The number of anti-dilutive shares, consisting of common shares underlying (i) common stock options, (ii) stock purchase warrants, (iii) unvested restricted stock, (iv) convertible preferred stock and (v) rights entitling holders to receive warrants to purchase the Company's common shares, which have been excluded from the computation of diluted loss per share, was 10,785,198 and 9,531,198 shares as of March 31, 2022 and 2021, respectively.

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
The Company accounts for uncertain tax positions in accordance with the provisions of ASC 740. When uncertain tax positions exist, the Company recognizes the tax benefit of tax positions to the extent that the benefit will more likely than not be realized. The determination as to whether the tax benefit will more likely than not be realized is based upon the technical merits of the tax position as well as consideration of the available facts and circumstances. As of March 31, 2022 and December 31, 2021, the Company did not have any significant uncertain tax positions and no interest or penalties have been charged. The Company's practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company is subject to routine audits by taxing jurisdictions.

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

NOTE 3. GRANTS RECEIVABLE
Grants receivable represents qualifying costs incurred where there is reasonable assurance that conditions of the grant have been met but the corresponding funds have not been received as of the reporting date. Grants receivable balances are $1.6 million at both March 31, 2022 and December 31, 2021.

NOTE 4. PREPAID EXPENSES AND OTHER CURRENT ASSETS
Prepaid expenses and other current assets at March 31, 2022 and December 31, 2021 consisted of the following:

	March 31, 2022	December 31, 2021
Prepaid clinical trial expenses	$67,730	$97,557
Prepaid insurance	399,746	678,672
Other prepaid and current assets	195,378	172,986
Total prepaid expenses and other current assets	$662,854	$949,215

Prepaid insurance is mainly comprised of prepaid directors' and officers' insurance.

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

Cancer Prevention and Research Institute of Texas

In June 2016, the Company entered into a Cancer Research Grant Contract with CPRIT. Pursuant to the contract, CPRIT awarded the Company a grant of up to $18.7 million, further modified to $16.1 million, to fund the development of an LSD1 inhibitor. This is a 3-year grant award which originally expired on May 31, 2019. The grant now expires on November 30, 2022.
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
The CPRIT grant is subject to funding conditions including a matching funds requirement where the Company will match 50% of funding from the CPRIT grant. As of March 31, 2022, the Company has expended all allowable funds under the grant.

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
The following table sets forth a summary of changes in the fair value of Level 3 liabilities, the warrants issued in connection with the Company's merger with Flex Pharma in 2019, which are measured at fair value on a recurring basis for the three months ended March 31, 2022:

Description	Balance at December 31, 2021	Change in Fair Value	Balance at March 31, 2022
Warrant liability	$14,518	$5,808	$8,710

NOTE 7. STOCKHOLDERS' EQUITY
Common Stock
On January 12, 2022, the Company, entered into an Acquisition and Strategic Collaboration Agreement (the “ASCA”), with DeuteRx, LLC, a Delaware limited liability company (the “DeuteRx”), pursuant to which DeuteRx agreed to sell, and Company agreed to purchase and assume from DeuteRx, all of DeuteRx’s rights, title, and interest in and to certain assets of DeuteRx, including SP-3164, DeuteRx’s intellectual property, information and data related to SP-3164, tangible materials or reagents related to SP-3164, goodwill, rights and claims, other than certain excluded assets (collectively, the “Purchased Assets”), all as more specifically set forth in the ASCA, and assume certain assumed liabilities, upon the terms and subject to the conditions set forth in the ASCA. The Aggregate purchase price paid under the ASCA was $2.0 million consisting of $1.5 million cash payment and the delivery of 1 million shares of the Company's common stock, valued at $0.5 million. In addition, the Company agreed to pay to Seller potential future milestone payments upon the occurrence of an applicable Milestone Event (as defined in the ASCA) and potential future royalty payments. A member of the Company’s Board of Directors also serves as a consultant to the Seller and is employed by an affiliate of the Seller.

On February 5, 2021, the Company entered into an At the Market Offering Agreement (the “Sales Agreement”) with Ladenburg Thalmann & Co. Inc. (“Ladenburg”). Under the Sales Agreement the Company was able to issue and sell, from time to time, shares of its common stock having an aggregate offering price of up to $6.3 million (the “ATM Shares”) with Ladenburg acting as an agent for sales. Sales of the ATM Shares may be made by any method permitted by law deemed to be an “at the market offering” as defined in Rule 415(a)(4) of the Securities Act of 1933, as amended, including, without limitation, sales made directly on or through the NASDAQ Capital Market. No shares were issued under the Sales Agreement during the three months ended March 31, 2022. During the three months ended March 31, 2021, the Company issued 2,820,493 shares under the Sales Agreement for gross proceeds of $6.3 million.

On March 8, 2021, the Company completed a public offering of 16,806,722 shares of its common stock at a price to the public of $1.3685 per share. Total gross proceeds from the offering were approximately $23.0 million prior to deducting underwriting discounts and commissions and offering expenses payable by the Company.

Warrants Exercised for Cash
The Company has five-year warrants outstanding that were issued in February 2020 and subsequently modified in December 2020 in connection with the issuance of additional inducement warrants. The warrants are exercisable at a price per share of $0.90. The inducement warrants expire on June 11, 2026 and are exercisable at a price per share of $1.182.
During the three months ended March 31, 2022, no warrants were exercised. During the three months ended March 31, 2021, the Company issued 1,298,567 common shares as a result of warrant exercises, and received cash proceeds of approximately $1.5 million. As of March 31, 2022, 7,747,587 warrants remain outstanding.
Rights to Warrants

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

Variables used in the Black-Scholes model are as follows:

	March 31, 2022	December 31, 2021
Discount rate	2.45%	0.97%
Expected life (years)	2.81 years	3.06 years
Expected volatility	125.52%	125.58%
Expected dividend	—%	—%

Wedbush Warrant

On July 19, 2019, upon the closing of the merger, the Company elected to issue warrants to purchase 42,928 common shares to Wedbush Securities Inc. ("Wedbush") to satisfy $0.5 million of the $1.0 million success fee payable to Wedbush at the closing of the merger. The remaining $0.5 million success fee was paid in cash. These warrants have an exercise price of $18.90 and a 5-year term. As of March 31, 2022, all warrants issued to Wedbush were outstanding.
NOTE 8. EQUITY-BASED COMPENSATION
Equity Incentive Plans
The Company has granted options to employees, directors, and consultants under the 2015 Equity Incentive Plan (the "2015 Plan"). The 2015 Plan provides for the grant of incentive stock options ("ISOs"), nonstatutory stock options, restricted stock awards, restricted stock units, stock appreciation rights, performance-based stock awards and other stock-based awards. Additionally, the 2015 Plan provides for the grant of performance-based cash awards. ISOs may be granted only to the Company's employees. All other awards may be granted to the Company's employees, including officers, and to non-employee directors and consultants. As of March 31, 2022, there were 1,126,976 shares remaining available for the grant of option awards under the 2015 Plan.

During the three-months periods ended March 31, 2022 and 2021, the Company awarded 1,254,000 and 40,000 stock options, respectively, to its employees and directors, pursuant to the plan described above. Stock options generally vest over one to four years and have a contractual term of ten years. Stock options are valued using the Black-Scholes option pricing model and compensation cost is recognized based on the resulting value over the service period. Expected volatilities utilized in the model are based on implied volatilities from traded stocks of peer companies. Similarly, the dividend yield is based on historical experience and the estimate of future dividend yields. The risk-free interest rate is derived from the U.S. Treasury yield curve in effect at the time of grant. The expected term of the options is based on the average period the stock options are expected to remain outstanding. The fair value of the option grants awarded during each of the three months periods ended March 31, 2022 and 2021 was $0.5 million and $0.1 million, respectively, which has been estimated with the following assumptions on the grant date.

	1/20/2022	3/10/2021
Risk-free interest rate	1.62%-1.70%	1.00%
Volatility	125.19%	133.35%
Expected life (years)	5.00-6.00	6.00
Expected dividend yield	0%	0%

The following table summarizes stock option activity for employees and non-employees for the three months ended March 31, 2022 and 2021:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2020	1,563,972	$2.78	9.47	$175,770
Granted	40,000	1.49
Exercised	—
Forfeited	—	—
Expired	—
Outstanding at March 31, 2021	1,603,972	$2.75	9.24	$787,801
Exercisable at March 31, 2021	143,747	$18.96	7.00	$57,900

Outstanding at December 31, 2021	1,597,972	$2.75	8.50	$—
Granted	1,254,000	$0.48
Exercised	—
Forfeited	—
Expired	—
Outstanding at March 31, 2022	2,851,972	$1.75	8.94	$—
Exercisable at March 31, 2022	768,900	$4.46	8.01	$—

As of March 31, 2022 and 2021, there was approximately $1.3 million of total unrecognized compensation cost related to unvested stock options. Total unrecognized compensation cost will be adjusted for future changes in employee and non-employee forfeitures, if any. The Company expects to recognize that cost over a remaining weighted-average period of 2.8 years.

NOTE 9 SUBSEQUENT EVENTS

The Company’s management reviewed all material events through the date that the financial statements were issued for subsequent event disclosure consideration.
On April 22, 2022, the Company entered into a securities purchase agreement on with certain institutional and accredited investors for the sale by the Company of 9,339,436 shares of the Company’s common stock, par value $0.0001 per share (the “Common Stock”) at a purchase price of $0.25 per share. Concurrently, the Company also sold unregistered warrants exercisable for an aggregate of 7,004,578 shares of Common Stock, which represents 75% of the shares of Common Stock sold, with an exercise price of $0.3399 per share. The transaction closed on April 26, 2022 with gross proceeds of $2.3 million before deducting certain fees due to the placement agent and other estimated transaction expenses.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with the unaudited financial information and the notes thereto included herein, as well as our audited financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on March 25, 2022. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results and the timing of selected events could differ materially from those anticipated in these forward-looking statements as a result of several factors, including those set forth under "Part I - Item 1A - Risk Factors" discussed in our Annual Report on Form 10-K for the year ended December 31, 2021, in other subsequent filings with the SEC, and elsewhere in this Quarterly Report on Form 10-Q. These statements, like all statements in this report, speak only as of the date of this Quarterly Report on Form 10-Q (unless another date is indicated), and we undertake no obligation to update or revise these statements in light of future developments.
Overview
We are a clinical-stage biopharmaceutical company focused on developing treatments for cancers with high, unmet medical need. Specifically, we are developing treatments for cancers caused by dysregulated gene expression, i.e., genes which are incorrectly turned on or off. We are developing two classes of drugs that address gene dysregulation: epigenetic inhibitors and targeted protein degraders. Our technologies have the potential to work in both liquid and solid tumors. Our current pipeline consists of two small molecule drugs: 1) seclidemstat (SP-2577), a targeted protein inhibitor and 2) SP-3164, a targeted protein degrader.
We have no products approved for commercial sale and have not generated any revenue from product sales. We have never been profitable and have incurred operating losses in each year since inception. We had an accumulated deficit of $38.3 million as of March 31, 2022. Substantially all of our operating losses resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations. As of March 31, 2022, we had cash and cash equivalents of $24.2 million.
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
Seclidemstat - Targeted Protein Inhibition
Our lead compound, seclidemstat (SP-2577), is a small molecule that inhibits the epigenetic enzyme lysine specific demethylase 1 (LSD1). LSD1 is an enzyme that removes mono- and di-methyl marks on histones (core protein of chromatin) to alter gene expression. LSD1’s enzymatic activity can cause genes to turn on or off and thereby affect the cell’s gene expression and overall activity. In addition, LSD1 can act via its scaffolding properties, independently of its enzymatic function, to alter gene expression and modulate cell fate. In healthy cells, LSD1 is necessary for stem cell maintenance and cell development processes. However, in several cancers LSD1 is highly expressed and acts aberrantly to incorrectly silence or activate genes leading to disease progression. High levels of LSD1 expression are often associated with aggressive cancer phenotypes and poor patient prognosis. Hence, development of targeted LSD1 inhibitors is of interest for the treatment of various cancers. SP-2577 uses a novel, reversible mechanism to effectively inhibit LSD1’s enzymatic and scaffolding properties and thereby treat and prevent cancer progression.

SP-2577 is being developed for both solid and liquid tumors. Our lead indication for SP-2577 is a devastating bone and soft-tissue cancer called Ewing sarcoma, which has a median age of diagnosis of 15. We are currently in a Phase 1/2 trial to treat relapsed/refractory Ewing sarcoma patients in combination with topotecan and cylophosphamide. Based on SP-2577’s proposed mechanism of action, preclinical data, and clinical data from our earlier Advanced Solid Tumor trial, we expanded the Ewing sarcoma dose expansion trial to include a cohort of Ewing-related sarcomas (also referred to as FET-translocated sarcomas). Ewing sarcoma and FET-translocated sarcomas are rare cancers that may provide a speed-to-market development approach. In addition, as part of our market expansion strategy, in 2021 we initiated an Investigator Initiated Trial with the MD Anderson Cancer Center that is studying SP-2577 in combination with azacitidine for the treatment of patients with myelodysplastic syndromes (MDS) or chronic myelomonocytic leukemia (CMML). MDS and CMML can progress into Acute Muyeloid Leukemia (AML), which the American Cancer Society estimates there were almost 20,000 new cases of AML in the US alone in 2020.

SP-3164 – Targeted Protein Degradation
SP-3164 is a next-generation cereblon-binding molecular glue. Molecular glues are small molecules that commandeer the body’s normal protein degradation processes by causing proteins to stick to one another thereby inducing selective degradation of cancer-causing proteins. Derived from avadomide, SP-3164 is engineered using DECS (deuterium-enabled chiral switching), a process that replaces hydrogen atoms with deuterium to stabilize the molecule’s active enantiomer, resulting in a novel molecular entity with the potential for increased efficacy and improved safety compared to the 1st generation compound. SP-3164 degrades transcription factors IKZF1 and IKZF3, along with other proteins, resulting in both direct anti-cancer activity and immune-modulating properties. SP-3164 has potential to treat both hematologic and solid tumors and is currently in IND-enabling studies.
Our goal is to develop SP-2577 and SP-3164 for treatment of cancers while attempting to maximize return for investors. To achieve this goal, our strategy consists of a two-pronged approach: 1) speed-to-market by developing SP-2577 and SP-3164 in high unmet need indications and 2) expansion of the market by developing SP-2577 and SP-3164 in larger market indications.

Special Note About Coronavirus (COVID-19)

The ongoing COVID-19 coronavirus pandemic (the “Pandemic”) has had a significant effect on the United States, global economies, and business worldwide. While we have thus far experienced minimal disruptions from the Pandemic, the duration and full extent to which the Pandemic impacts our business and financial condition depends on future developments that are highly uncertain, subject to change and are difficult to predict, including new information that may emerge concerning the Pandemic, and may cause intermittent or prolonged periods of interruptions to our clinical operations. We are continuously monitoring the Pandemic and its potential effect on our financial position, results of operations and cash flows. This uncertainty could have an impact in future periods on certain estimates used in the preparation of our periodic financial results. Uncertainty around the extent and length of time of the Pandemic, and any future related financial impact cannot be reasonably estimated at this time.

Results of Operations
The following table sets forth the condensed consolidated results of our operations for the three months ended March 31, 2022 compared to March 31, 2021.

	Three months ended March 31		$ Change	% Change
	2022	2021
Grant revenue	$—	$1,268,829	$(1,268,829)	(100)%
Research and development expenses	4,439,475	1,740,655	2,698,820	155%
General and administrative expenses	1,677,754	1,332,769	344,985	26%
Change in fair value of warrant liability	5,808	(46,054)	51,862	113%
Interest income(expense), net	2,196	(1,247)	3,443	276%
Net loss	$(6,109,225)	$(1,851,896)	$(4,257,329)	230%

Grant Revenue

Grant revenue, which was derived solely from the CPRIT grant, was $0 for three months ended March 31, 2022 resulting from the completion of CPRIT available funding under the grant during the second quarter of 2021. We have reached the maximum amount of the eligible spending that can be reimbursed from CPRIT.

As of March 31, 2022, we expect to receive $1.6 million from the grant.

Research and Development Expenses
Research and development expenses increased during both the current period and three months ended March 31, 2022 compared to the same periods in 2021 resulting from the purchase of SP-3164 as an in-process research and development technology, significantly higher outsourced research and development consulting and services cost, personnel costs and clinical trial costs, partially offset by lower manufacturing and process development costs.

	Three months ended March 31
Research and Development expense by product candidate:	2022	2021
SP-2577	$2,266,546	$1,740,655
SP-3164	2,172,929	—
Total research and development costs	$4,439,475	$1,740,655

	SP-2577		SP-3164
Research and development costs by candidates and by categories:	Three months ended March 31
	2022	2021	2022	2021
Outsourced research and development costs	$1,270,309	$910,513	$117,603	$—
Employee-related costs	605,818	315,461	44,059	—
Manufacturing and laboratory costs	390,419	514,681	23,367	—
In process research and development costs	—	—	1,987,900	—
Total research and development costs	$2,266,546	$1,740,655	$2,172,929	$—
General and Administrative Expenses
General and administrative expenses increased during the current three months period compared to the same period a year ago resulting from higher personnel costs and public company cost, partially offset by lower professional fee .
Liquidity and Capital Resources
Overview
Since inception, we have incurred operating losses and we anticipate that we will continue to incur losses for the foreseeable future.
As of March 31, 2022, we had $22.8 million of working capital and our cash and cash equivalents totaled $24.2 million, which were held in bank deposit accounts and a money market account. Our cash and cash equivalents balance decreased during the three months ended March 31, 2022, primarily due to cash used in operating and investing activities.
We do not expect to generate any revenue from product sales unless and until we obtain regulatory approval for and commercialize our product candidate. At the same time, we expect to continue to incur significant expenses and increasing operating losses for at least the next several years as we initiate and continue the clinical development of, and seek regulatory approval for, our product candidate, add personnel necessary to continue to operate as a public company, and work to develop an advanced clinical pipeline of product candidates. We expect that our operating losses will fluctuate significantly from quarter-to-quarter and year-to-year due to timing of clinical development programs and efforts to achieve regulatory approval.

To date, we have secured capital from the sale of equity and grant revenue. Until we can generate a sufficient amount of revenue from our products, if ever, we intend, when required, to obtain additional capital through the sale of equity securities in one or more offerings or through issuances of debt instruments. We may also consider new collaborations or selectively partnering our technology. However, we cannot provide any assurance that we will be successful in accomplishing any of our plans to obtain additional capital or be able to do so on favorable terms acceptable to us. If we are unable to obtain additional financing, we may be required to significantly delay, scale back or discontinue the development or commercialization of our product candidate. Furthermore, we may be unable to complete a collaboration, or if we do, we may be forced to relinquish valuable future product rights.

Cash Flows

	Three months ended March 31,
	2022	2021
Net cash (used in) provided by in:
Operating activities	$(3,520,826)	$(2,722,790)
Investing activities	(1,500,000)	—
Financing activities	—	28,216,464
Net increase in cash and cash equivalents	$(5,020,826)	$25,493,674

Operating Activities
Net cash used in operating activities was $3.5 million in the current period, an increase of approximately $0.8 million from the same period a year ago. The increase is primarily due to higher research and development cost incurred in current year.

Investing Activities
Net cash used in investing activities was $1.5 million in the current period for the cash portion of the purchase price for the acquisition of in-process research and development technology SP-3164, there was no such transaction during the same period 2021.
Financing Activities
Net cash provided by financing activities for the three months ended March 31, 2022 was $0 million, compared to $28.2 million for the same period of the year 2021. This is due to Company's completion of common stock sales during the three-months ended March 31, 2021 with total net proceeds of approximately $27.0 million, and the receipt of approximately $1.5 million from the exercise of warrants during the three -months ended 2021.

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

There have been no material changes to our critical accounting policies from those described in "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in our Annual Report on Form 10-K filed with SEC on March 25, 2022.

Readers should refer to our Annual Report on Form10-K filed with SEC on March 25, 2022, Note 2, Basis of Presentation and Significant Accounting Policies to the accompanying financial statements for descriptions of these policies and estimates.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended, and are not required to provide the information under this item.

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

During the three months ended March 31, 2022, there was no significant change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

We are not a party to any material legal proceedings on the date of this report. We may from time to time become involved in legal proceedings arising in the ordinary course of business, and the resolution of any such claims could be material.

Item 1A.	Risk Factors

For a discussion of certain factors that could materially affect our business, financial condition, and operating results, you should carefully review and consider the information under “Part I, Item 1A- Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on March 25, 2022, as well as the risk factors set forth below. The risk factors below are in addition to and supplement (and with respect to certain matters, update) the risk factors discussed in our Annual Report on Form 10-K and in our Current Report on Form 8-K filed on July 29, 2020. Other than as set forth below, there have been no material changes to the risk factors included in our Annual Report on Form 10-K filed with the SEC on March 25, 2022 and in our Current Report on Form 8-K filed on July 29, 2020.

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
We are a clinical development-stage biopharmaceutical company with a limited operating history. We have no products approved for commercial sale and have not generated any revenue from product sales. We have never been profitable and have incurred operating losses in each year since inception. Our net losses were $12.8 million for the year ended December 31, 2021, and we have incurred a net loss of $6.1 million and $1.9 million for the three months ended March 31, 2022 and three months ended March 31, 2021, respectively. We have prepared our financial statements on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts of liabilities that might be necessary should we be unable to continue in existence.

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

During the course of the development of our product candidate, we have been funded through the sale of equity and the funding we received from the CPRIT grant. The CPRIT agreement was awarded in June 2016 and originally provided for a three-year grant award of up to $18.7 million, further modified to $16.1 million, to fund the development of the LSD-1 inhibitor. We have received $14 million since inception of the grant. The term of the CPRIT agreement was extended through November 30, 2022. We currently have a $1.6 million receivable due from CPRIT on our March 31, 2022 balance sheet. If CPRIT terminates our agreement prior to the expiration due to an event of default or if we terminate the agreement, CPRIT may require us to repay some or all of the disbursed grant. Although we may apply for government contracts and grants in the future, we may not be successful in obtaining additional grants for any product candidates or programs.

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
On November 16, 2021, we were notified (the “Notice”) by Nasdaq that on November 15, 2021 the average closing price of the Company’s common stock (the “Common Stock”) over the prior 30 consecutive trading days had fallen below $1.00 per share, which is the minimum average closing price required to maintain listing on Nasdaq under Nasdaq Listing Rule 5450(a)(1) (the “Minimum Bid Requirement”). To regain compliance, the closing bid price of the Company’s common stock must be at least $1.00 per share for a minimum of ten consecutive business days before May 16, 2022. On May 11, 2022, the closing price of our common stock was $0.19 per share.
In the event that we do not regain compliance by May 16, 2022, we may be eligible for an additional 180 calendar day compliance period. To qualify, we would be required to meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for The Nasdaq Capital Market with the exception of the Minimum Bid Requirement and provide Nasdaq with written notice of our intention to cure the deficiency during the second compliance period.
We intend to actively monitor the closing bid price of our common stock and will evaluate available options to regain compliance with the Minimum Bid Requirement, such as implementing a reverse stock split. We currently plan to seek at our 2022 Annual Meeting of Stockholders the approval of our stockholders to implement a reverse stock split. There is no assurance that we will be able to obtain stockholder approval of the reverse stock split. In the event a reverse stock split is implemented, there is no assurance that the reverse stock split will not cause an actual decline in the value of our outstanding common stock. The liquidity of the shares of our common stock may be affected adversely by the reverse stock split given the reduced number of shares that will be outstanding following the reverse stock split, especially if the market price of our common stock does not increase as a result of the reverse stock split. In addition, the reverse stock split may increase the number of stockholders who own odd lots (less than 100 shares) of our common stock, creating the potential for such stockholders to experience an increase in the cost of selling their shares and greater difficulty effecting such sales.
To the extent that we are unable to resolve any listing deficiency, including if our shareholders do not approve implementing a reverse stock split or it is unsuccessful in sufficiently raising the market price of our common stock, there is a risk that our common stock may be delisted from Nasdaq, which would adversely impact liquidity of our common stock and potentially result in even lower bid prices for our common stock and potentially result in even lower bid prices for our common stock. If for any reasons, Nasdaq should delist our common stock, and if our common stock is not then eligible for quotation on another market or exchange, trading of shares of our common stock could be conducted in the over-the-counter markets. In such event, a reduction in some or all of the following may occur, each of which could materially and adversely affect our stockholders:
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

Item 6.	Exhibits

Exhibit number	Description of Document

2.01	Acquisition and Strategic Collaboration Agreement, dated January 12, 2022 (incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K that was filed on January 13, 2022).
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.
32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(b) or 15d-14(b) of the Exchange Act and 18 U.S.C. Section 1350.
101.0
The following materials from Salarius Pharmaceuticals, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, formatted in XBRL (eXtensible Business Reporting Language):(i) Unaudited Condensed Consolidated Balance Sheets, (ii) Unaudited Condensed Consolidated Statements of Operations (iii) Unaudited Condensed Consolidated Statements of Stockholders' Equity (Deficit), (iv) Unaudited Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Unaudited Consolidated Financial Statements.

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

SALARIUS PHARMACEUTICALS, INC.

		By:	/s/ David J. Arthur
David J. Arthur President and Chief Executive Officer (Principal Executive Officer)

		By:	/s/ Mark J. Rosenblum
Mark J. Rosenblum Chief Financial Officer and Executive Vice President of Finance (Principal Financial Officer and Principal Accounting Officer)

Date:	May 12, 2022