Form 10-Q
period 2022-06-30
Salarius Pharmaceuticals, Inc.
filed 2022-08-05
CIK 1615219

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
OR
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

As of August 1, 2022, there were 56,116,243 shares of common stock outstanding.

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
•the Company’s expectations as to revenue, cash flow, and expenses;
•the potential impact of the COVID-19 pandemic on the Company’s business, operations, cash flow and ability to obtain additional financing;
•the Company's liquidity position, the expected sufficiency of such position for anticipated operating and capital requirements;
•future capital requirements, and need for, and ability to secure, additional financing;
•the ability of the Company to access additional financing under the Grant Contract with Cancer Prevention and Research Institute of Texas;
•the Company's operating losses and ability to continue as a going concern; and
•the Company's decision to engage in any new collaborations or selectively partnering its technology to improve the Company's ability to continue as a going concern.
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

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

SALARIUS PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	6/30/2022	12/31/2021
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$22,647,005	$29,214,380
Prepaid expenses and other current assets	368,161	949,215
Total current assets	23,015,166	30,163,595
Grants receivable from CPRIT	1,610,490	1,610,490
Other assets	162,419	193,874
Goodwill	8,865,909	8,865,909
Total assets	$33,653,984	$40,833,868
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$1,874,749	$1,543,096
Accrued expenses and other current liabilities	895,106	567,787
Total liabilities	2,769,855	2,110,883

Commitments and contingencies (Note 5)

Stockholders' equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; 0 issued and outstanding	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized; 56,116,243 and 45,241,808 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	5,611	4,524
Additional paid-in capital	73,903,273	70,915,653
Accumulated deficit	(43,024,755)	(32,197,192)
Total stockholders' equity	30,884,129	38,722,985
Total liabilities and stockholders' equity	$33,653,984	$40,833,868

See accompanying notes to condensed consolidated financial statements.

SALARIUS PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2022	2021	2022	2021
Revenue:
Grant revenue	$—	$571,387	$—	$1,840,216
Operating expenses:
Research and development	2,921,572	2,096,302	7,361,047	3,836,957
General and administrative	1,836,395	1,591,905	3,514,149	2,924,674
Total operating expenses	4,757,967	3,688,207	10,875,196	6,761,631
Loss before other income (expense)	(4,757,967)	(3,116,820)	(10,875,196)	(4,921,415)
Change in fair value of warrant liability	6,427	42,186	12,235	(3,868)
Interest income (expense), net	33,202	265	35,398	(982)
Loss from continuing operations	(4,718,338)	(3,074,369)	(10,827,563)	(4,926,265)
Net loss	$(4,718,338)	$(3,074,369)	$(10,827,563)	$(4,926,265)

Loss per common share — basic and diluted	$(0.09)	$(0.07)	$(0.22)	$(0.13)
Weighted-average number of common shares outstanding — basic and diluted	53,522,468	44,756,201	49,908,914	37,654,521

See accompanying notes to condensed consolidated financial statements.

SALARIUS PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30
	2022	2021
Operating activities
Net loss	$(10,827,563)	$(4,926,265)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, amortization and impairment	3,340	9,591
Equity-based compensation expense	513,431	282,835
In-process research and development technology	1,987,900	—
Change in fair value of warrant liability	(12,235)	3,868
Changes in operating assets and liabilities:
Grants receivable	—	(938,923)
Prepaid expenses and other current assets	609,170	417,662
Accounts payable	245,959	(577,877)
Accrued expenses and other current liabilities	339,553	(168,461)
Net cash used in operating activities	(7,140,445)	(5,897,570)

Investing activities
Purchase in-process research and development technology	(1,500,000)	—
Net cash used in investing activities	(1,500,000)	—

Financing activities
Proceeds from issuance of equity securities, net	2,073,070	26,850,022
Proceeds from warrants exercised for cash	—	1,485,351
Payments on note payable	—	(477,028)
Net cash provided by financing activities	2,073,070	27,858,345

Net (decrease) increase in cash, cash equivalents and restricted cash	(6,567,375)	21,960,775
Cash, cash equivalents and restricted cash at beginning of period	29,214,380	11,118,614
Cash, cash equivalents and restricted cash at end of period	$22,647,005	$33,079,389

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$1,468
Non-cash investing and financing activities:
Common stock issued for in-process research and development technology	$487,900	$—
Accrued issuance costs for public offering	$85,694	$—

See accompanying notes to condensed consolidated financial statements.

SALARIUS PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity (Deficit)
	Shares	Amount
Balance at December 31, 2020	23,808,546	$2,381	$41,585,761	$(19,428,954)	$22,159,188
Issuance of equity securities, net	19,627,215	1,963	26,848,058	—	26,850,021
Warrants exercised for cash	1,298,567	129	1,485,222	—	1,485,351
Equity-based compensation expense	—	—	135,379	—	135,379
Net loss	—	—	—	(1,851,896)	(1,851,896)
Balance at March 31, 2021	44,734,328	$4,473	$70,054,420	$(21,280,850)	$48,778,043
Equity-based compensation expense	38,278	4	147,452	—	147,456
Issuance of equity securities for services	6,188	—	—	—	—
Net loss	—	—		(3,074,369)	(3,074,369)
Balance at June 30, 2021	44,778,794	$4,477	$70,201,872	$(24,355,219)	$45,851,130

Balance at December 31, 2021	45,241,808	$4,524	$70,915,653	$(32,197,192)	$38,722,985
Common stock issued for in-process research and development technology	1,000,000	100	487,800	—	487,900
Equity-based compensation expense	455,386	45	313,858	—	313,903
Net loss	—	—	—	(6,109,225)	(6,109,225)
Balance at March 31, 2022	46,697,194	$4,669	$71,717,311	$(38,306,417)	$33,415,563
Issuance of equity securities, net	9,339,436	934	1,986,442	—	1,987,376
Equity-based compensation expense	79,613	8	174,520	—	174,528
Issuance of equity securities for services			25,000		25,000
Net loss				(4,718,338)	(4,718,338)
Balance at June 30, 2022	56,116,243	$5,611	$73,903,273	$(43,024,755)	$30,884,129
See accompanying notes to condensed consolidated financial statements.

SALARIUS PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 1. ORGANIZATION AND OPERATIONS

Nature of Business

Salarius Pharmaceuticals, Inc. (“Salarius” or the “Company”), together with its subsidiaries, Salarius Pharmaceuticals, LLC, Flex Innovation Group LLC, and TK Pharma, Inc., is a clinical-stage biopharmaceutical company focused on developing effective treatments for cancers with high, unmet medical need. Specifically, the Company is developing treatments for cancers caused by dysregulated gene expression, i.e., genes that are incorrectly turned on or off. The Company is developing two classes of drugs that address gene dysregulation: epigenetic inhibitors and targeted protein degraders. The Company's technologies have the potential to work in both liquid and solid tumors. The Company's current pipeline consists of two small molecule drugs: 1) seclidemstat (SP-2577), a targeted protein inhibitor and 2) SP-3164, a targeted protein degrader. The Company is located in Houston, Texas.
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
Unaudited Interim Financial Information
The accompanying interim financial statements are unaudited. These unaudited interim financial statements have been prepared in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. These unaudited interim financial statements should be read in conjunction with the audited financial statements and accompanying notes for the year ended December 31, 2021 included elsewhere in the Company's Annual Report on Form 10-K filed with the SEC on March 25, 2022. In the opinion of management, the unaudited interim financial statements reflect all the adjustments (consisting of normal recurring adjustments) necessary to state fairly the Company’s financial position as of June 30, 2022 and the results of operations for the three and six months ended June 30, 2022 and 2021. The interim results of operations are not necessarily indicative of the results that may occur for the full fiscal year. The December 31, 2021 balance sheet included herein was derived from the audited financial statements, but does not include all disclosures, including notes, required by GAAP for complete financial statements.

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

Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that their carrying value may not be recoverable. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. There were no impairment charges related to long-lived assets for the three and six months ended June 30, 2022 and 2021.

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

Impairment is the condition that exists when the carrying amount of goodwill exceeds its implied fair value. The Company utilizes the option to perform a qualitative assessment for its reporting unit and if the Company concludes it is more likely than not that the fair value of the reporting unit is less than its carrying amount, then the Company utilizes the two-step quantitative assessment. The Company’s qualitative assessment is sensitive to assumptions related to potential adverse events and circumstances, including current market trends in control premiums and involves judgement in determining comparable peer companies to include in the control premium evaluation. Many of the events and circumstances evaluated in determining whether it is more likely than not that goodwill is impaired are outside of the Company’s control and could change in future periods. There was no impairment of goodwill during the three and six months ended June 30, 2022 or June 30, 2021.

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

The number of anti-dilutive shares, consisting of common shares underlying (i) common stock options, (ii) stock purchase warrants, (iii) unvested restricted stock, (iv) convertible preferred stock and (v) rights entitling holders to receive warrants to purchase the Company's common shares, which have been excluded from the computation of diluted loss per share, was 17,807,776 and 9,520,698 shares as of June 30, 2022 and 2021, respectively.

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
The Company accounts for uncertain tax positions in accordance with the provisions of ASC 740. When uncertain tax positions exist, the Company recognizes the tax benefit of tax positions to the extent that the benefit will more likely than not be realized. The determination as to whether the tax benefit will more likely than not be realized is based upon the technical merits of the tax position as well as consideration of the available facts and circumstances. As of June 30, 2022 and December 31, 2021, the Company did not have any significant uncertain tax positions and no interest or penalties have been charged. The Company's practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company is subject to routine audits by taxing jurisdictions.

Pronouncements Not Yet Adopted
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires the measurement of all expected credit losses for financial assets including trade receivables held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Subsequent to the issuance of ASU 2016-13, the FASB issued ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments - Credit Losses. This ASU does not change the core principle of the guidance in ASU 2016-13, instead these amendments are intended to clarify and improve operability of certain topics included within the credit losses guidance. The FASB also subsequently issued ASU No. 2019-04, Codification Improvements to Topic 326, Financial Instruments—Credit Losses, Derivatives and Hedging (Topic 815), and Financial Instruments (Topic 825), which did not change the core principle of the guidance in ASU 2016-13 but clarified that expected recoveries of amounts previously written off and expected to be written off should be included in the valuation account and should not exceed amounts previously written off and expected to be written off. The guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2019 for public business entities, excluding smaller reporting companies. Early adoption is permitted. As a smaller reporting company, the guidance will be effective for the Company during the first quarter of 2023. The Company is in the process of assessing the impact adoption will have on its consolidated financial statements.

NOTE 3. GRANT RECEIVABLE FROM CPRIT
Grants receivable represents qualifying costs incurred where there is reasonable assurance that conditions of the grant have been met but the corresponding funds have not been received as of the reporting date. Grants receivable balances are $1.6 million at both June 30, 2022 and December 31, 2021.

NOTE 4. PREPAID EXPENSES AND OTHER CURRENT ASSETS
Prepaid expenses and other current assets at June 30, 2022 and December 31, 2021 consisted of the following:

	June 30, 2022	December 31, 2021
Prepaid clinical trial expenses	$34,663	$97,557
Prepaid insurance	117,856	678,672
Other prepaid and current assets	215,642	172,986
Total prepaid expenses and other current assets	$368,161	$949,215

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

The following table sets forth a summary of changes in the fair value of Level 3 liabilities, the warrants issued in connection with the Company's merger with Flex Pharma in 2019 ("Flex Warrants"), which are measured at fair value on a recurring basis for the six months ended June 30, 2022:

Description	Balance at December 31, 2021	Change in Fair Value	Balance at June 30, 2022
Warrant liability	$14,518	$12,235	$2,283

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
On April 22, 2022, the Company entered into a securities purchase agreement with certain institutional and accredited investors for the sale by the Company of 9,339,436 shares of the Company’s common stock, par value $0.0001 per share (the “Common Stock”) at a purchase price of $0.25 per share. Concurrently, the Company also sold unregistered warrants exercisable for an aggregate of 7,004,578 shares of Common Stock, which represents 75% of the shares of Common Stock sold, with an exercise price of $0.3399 per share. The transaction closed on April 26, 2022 with gross proceeds of $2.3 million before deducting certain fees due to the placement agent and other estimated transaction expenses.
On February 5, 2021, the Company entered into an At the Market Offering Agreement (the “Sales Agreement”) with Ladenburg Thalmann & Co. Inc. (“Ladenburg”). Under the Sales Agreement the Company was able to issue and sell, from time to time, shares of its common stock having an aggregate offering price of up to $6.3 million (the “ATM Shares”) with Ladenburg acting as an agent for sales. Sales of the ATM Shares may be made by any method permitted by law deemed to be an “at the market offering” as defined in Rule 415(a)(4) of the Securities Act of 1933, as amended, including, without limitation, sales made directly on or through the NASDAQ Capital Market. No shares were issued under the Sales Agreement during the six months ended June 30, 2022. During the six months ended June 30, 2021, the Company issued 2,820,493 shares under the Sales Agreement for gross proceeds of $6.3 million.

On March 8, 2021, the Company completed a public offering of 16,806,722 shares of its common stock at a price to the public of $1.3685 per share. Total gross proceeds from the offering were approximately $23.0 million prior to deducting underwriting discounts and commissions and offering expenses payable by the Company.

Warrants Exercised for Cash
The Company has five-year warrants outstanding that were issued in February 2020 and subsequently modified in December 2020 in connection with the issuance of additional inducement warrants. The warrants are exercisable at a price per share of $1.15. The inducement warrants expire on June 11, 2026 and are exercisable at a price per share of $1.182. The Company has 5.5 year warrants outstanding that were issued in April 2022, with an exercise price of $0.3399 per share. The warrants will be exercisable six months following the issuance date and will expire five and one-half years from the issuance date.
During the six months ended June 30, 2022, no warrants were exercised. During the six months ended June 30, 2021, the Company issued 1,298,567 common shares as a result of warrant exercises, and received cash proceeds of approximately $1.5 million. As of June 30, 2022, 14,752,165 warrants remain outstanding, excluding Flex Warrants and Wedbush Warrants.
Flex Warrants

On January 3, 2019, Flex Pharma, Private Salarius and Merger Sub entered into the Merger Agreement. In connection with the Merger Agreement, the Company issued warrants that are exercisable in the aggregate into 142,711 shares of the Company's common stock with a 5-year term from January 20, 2020, at an exercise price of $15.17 per share. The warrants are subject to a cashless exercise, at the option of the Company, at the closing of an issuance and sale of the Company’s common stock in certain qualified financing, upon the closing of which the holders of warrants shall be entitled to receive a number of shares of common stock equal to the greater of two formulae defined by the Merger Agreement, which are based on the volume weighted average price of the Company's common stock during the 10 consecutive trading days ending on the trading day immediately preceding the date of exercise. As a result, the warrants have been classified as a liability, which is included in Accrued expenses and other current liabilities on the consolidated balance sheet.

The Company accounted for these warrants at fair value using Level 3 inputs. The Company determined the fair value of this warrant liability using a Black-Scholes valuation model. Using this method, unobservable inputs included the Company’s equity value, expected timing of possible outcomes, risk free interest rates and stock price volatility.

Variables used in the Black-Scholes model are as follows:

	June 30, 2022	December 31, 2021
Discount rate	2.96%	0.97%
Expected life (years)	2.56 years	3.06 years
Expected volatility	126.46%	125.58%
Expected dividend	—%	—%

Wedbush Warrant

On July 19, 2019, upon the closing of the merger, the Company elected to issue warrants to purchase 42,928 common shares to Wedbush Securities Inc. ("Wedbush") that have an exercise price of $18.90 and a 5-year term. As of June 30, 2022, all warrants issued to Wedbush were outstanding.
NOTE 8. EQUITY-BASED COMPENSATION
Equity Incentive Plans
The Company has granted options to employees, directors, and consultants under the 2015 Equity Incentive Plan (the "2015 Plan"). The 2015 Plan provides for the grant of incentive stock options ("ISOs"), nonstatutory stock options, restricted stock awards, restricted stock units, stock appreciation rights, performance-based stock awards and other stock-based awards. Additionally, the 2015 Plan provides for the grant of performance-based cash awards. ISOs may be granted only to the Company's employees. All other awards may be granted to the Company's employees, including officers, and to non-employee directors and consultants. As of June 30, 2022, there were 1,108,976 shares remaining available for the grant of option awards under the 2015 Plan.
During the six-month periods ended June 30, 2022 and 2021, the Company awarded 1,284,000 and 68,500 stock options, respectively, to its employees and directors, pursuant to the plan described above. Stock options generally vest over one to four years and have a contractual term of ten years. Stock options are valued using the Black-Scholes option pricing model and compensation cost is recognized based on the resulting value over the service period. Expected volatilities utilized in the model are based on implied volatilities from traded stocks of peer companies. Similarly, the dividend yield is based on historical experience and the estimate of future dividend yields. The risk-free interest rate is derived from the U.S. Treasury yield curve in effect at the time of grant. The expected term of the options is based on the average period the stock options are expected to remain outstanding. The fair value of the option grants awarded during each of the six months periods ended June 30, 2022 and 2021 was $0.5 million and $0.1 million, respectively, which has been estimated with the following assumptions on the grant date.

	Six Months Ended June 30
	2022	2021
Risk-free interest rate	1.62%-1.70%	1.09% - 1%
Volatility	125.19% 126.42%	131.06% 133.35%
Expected life (years)	5.00-6.00	6.00
Expected dividend yield	0%	0%

The following table summarizes stock option activity for employees and non-employees for the six months ended June 30, 2022 and 2021:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2020	1,563,972	$2.78	9.47	$175,770
Granted	68,500	$1.13-$1.49
Exercised	—
Forfeited	(45,000)	—
Expired	—
Outstanding at June 30, 2021	1,587,472	$2.77	8.99	$307,100
Exercisable at June 30, 2021	156,519	$17.64	6.90	$33,750

Outstanding at December 31, 2021	1,597,972	$2.75	8.50	$—
Granted	1,284,000	$0.47
Exercised	—
Forfeited	(12,000)
Expired	—
Outstanding at June 30, 2022	2,869,972	$1.74	8.70	$—
Exercisable at June 30, 2022	856,891	$4.13	7.81	$—

As of June 30, 2022 and 2021, there was approximately $1.2 million and $1.1 million of total unrecognized compensation cost related to unvested stock options. Total unrecognized compensation cost will be adjusted for future changes in employee and non-employee forfeitures, if any. The Company expects to recognize that cost over a remaining weighted-average period of 2.6 years.

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
Overview
We are a clinical-stage biopharmaceutical company focused on developing treatments for cancers with high, unmet medical need. Specifically, we are developing treatments for cancers caused by dysregulated gene expression, i.e., genes which are incorrectly turned on or off. We are developing two classes of drugs that address gene dysregulation: epigenetic inhibitors and targeted protein degraders. Our technologies have the potential to work in both liquid and solid tumors. Our current pipeline consists of: 1) seclidemstat (SP-2577), a targeted LSD1 protein inhibitor, 2) SP-3164, a targeted protein degrader, and 3) a second generation LSD1 inhibitor program in drug discovery.
We have no products approved for commercial sale and have not generated any revenue from product sales. We have never been profitable and have incurred operating losses in each year since inception. We had an accumulated deficit of $43.0 million as of June 30, 2022. Substantially all of our operating losses resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations. As of June 30, 2022, we had cash and cash equivalents of $22.6 million.
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

SP-2577 is being developed for both solid and liquid tumors. Our lead indication for SP-2577 is a devastating bone and soft-tissue cancer called Ewing sarcoma, which has a median age of diagnosis of 15. We are currently in a Phase 1/2 trial to treat relapsed/refractory Ewing sarcoma patients in combination with topotecan and cyclophosphamide. Based on SP-2577’s proposed mechanism of action, preclinical data, and clinical data from our earlier Advanced Solid Tumor trial, we expanded the Ewing sarcoma dose expansion trial to include a cohort of Ewing-related sarcomas (also referred to as FET-translocated sarcomas). Ewing sarcoma and FET-translocated sarcomas are rare cancers that may provide a speed-to-market development approach. In addition, as part of our market expansion strategy, in 2021 we initiated an Investigator Initiated Trial with the MD Anderson Cancer Center that is studying SP-2577 in combination with azacitidine for the treatment of patients with myelodysplastic syndromes (MDS) or chronic myelomonocytic leukemia (CMML). MDS and CMML can progress into Acute Myeloid Leukemia (AML), which the American Cancer Society estimates there were almost 20,000 new cases of AML in the US alone in 2020.

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

Results of Operations
Three months ended June 30, 2022 Compared to the Three months ended June 30, 2021
The following table sets forth the condensed consolidated results of our operations for the three months ended June 30, 2022 compared to June 30, 2021.

	Three months ended June 30,		$ Change
	2022	2021
Grant revenue	$—	$571,387	$(571,387)
Research and development expenses	2,921,572	2,096,302	825,270
General and administrative expenses	1,836,395	1,591,905	244,490
Change in fair value of warrant liability	6,427	42,186	(35,759)
Interest income(expense), net	33,202	265	32,937
Net loss	$(4,718,338)	$(3,074,369)	$(1,643,969)

Grant Revenue

Grant revenue, which was derived solely from the CPRIT grant, was $0 for three months ended June 30, 2022 resulting from the completion of CPRIT available funding under the grant during the second quarter of 2021. We have reached the maximum amount of the eligible spending that can be reimbursed from CPRIT.

As of June 30, 2022, we continue to expect to receive $1.6 million from the grant.

Research and Development Expenses
Research and development expenses increased during the three months ended June 30, 2022 compared to the same periods in 2021 primarily due to spending on SP-3164, which was acquired in January 2022. Overall costs associated with SP-2577 were essentially unchanged from the same period in the prior year as shown in the table below.

	SP-2577		SP-3164
Research and development costs by candidates and by categories:	Three months ended June 30,
	2022	2021	2022	2021
Outsourced research and development costs	$1,380,125	$1,186,888	$341,626	$—
Employee-related costs	532,017	403,177	44,707	—
Manufacturing and laboratory costs	189,875	506,237	433,222	—
In process research and development costs	—	—	—	—
Total research and development costs	$2,102,017	$2,096,302	$819,555	$—
General and Administrative Expenses
General and administrative expenses increased to $1.8 million during the three months ended June 30, 2022 from $1.6 million for the three months ended June 30, 2021 due to higher personnel costs and proxy solicitation services cost related to the annual meeting of stockholders.

Six Months Ended June 30, 2022 Compared to the Six Months Ended June 30, 2021
The following table sets forth the condensed consolidated results of our operations for the six months ended June 30, 2022 compared to June 30, 2021.

	Six months ended June 30,		$ Change
	2022	2021
Grant revenue	$—	$1,840,216	$(1,840,216)
Research and development expenses	7,361,047	3,836,957	3,524,090
General and administrative expenses	3,514,149	2,924,674	589,475
Change in fair value of warrant liability	12,235	(3,868)	16,103
Interest income(expense), net	35,398	(982)	36,380
Net loss	$(10,827,563)	$(4,926,265)	$(5,901,298)

Grant Revenue

Grant revenue, which was derived solely from the CPRIT grant, was $0 for six months ended June 30, 2022 resulting from the completion of CPRIT available funding under the grant during the second quarter of 2021. We have reached the maximum amount of the eligible spending that can be reimbursed from CPRIT.
Research and Development Expenses
Research and development expenses increased during the six months ended June 30, 2022 compared to the same periods in 2021 resulting primarily from the purchase of SP-3164 as an in-process research and development technology and continued spending on SP-3164 drug development. Cost associated with SP-2577 is slightly higher compared to the prior year, mainly driven by higher outsourced research and development costs, personnel costs and clinical trial costs, offset by lower manufacturing cost.

	SP-2577		SP-3164
Research and development costs by candidates and by categories:	Six months ended June 30,
	2022	2021	2022	2021
Outsourced research and development costs	$2,650,433	$2,097,401	$459,229	$—
Employee-related costs	1,137,836	718,638	88,766	—
Manufacturing and laboratory costs	580,294	1,020,918	456,589	—
In process research and development costs	—	—	1,987,900	—
Total research and development costs	$4,368,563	$3,836,957	$2,992,484	$—
General and Administrative Expenses
General and administrative expenses increased to $3.5 million during the six months ended June 30, 2022 from $2.9 million for the six months ended June 30, 2021 due to higher personnel costs and public company cost.
Liquidity and Capital Resources
Overview
Since inception, we have incurred operating losses and we anticipate that we will continue to incur losses for the foreseeable future.
As of June 30, 2022, we had $20.2 million of working capital and our cash and cash equivalents totaled $22.6 million, which were held in bank deposit accounts and a money market account. Our cash and cash equivalents balance decreased during the six months ended June 30, 2022, primarily due to cash used in operating and investing activities, offsetting by the cash received from financing activities.

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

Cash Flows

	Six months ended June 30,
	2022	2021
Net cash (used in) provided by in:
Operating activities	$(7,140,445)	$(5,897,570)
Investing activities	(1,500,000)	—
Financing activities	2,073,070	27,858,345
Net (decrease) increase in cash and cash equivalents	$(6,567,375)	$21,960,775

Operating Activities
Net cash used in operating activities was $7.1 million in the current period, an increase of approximately $1.2 million from the same period a year ago. The increase is primarily due to higher research and development cost incurred in current year.

Investing Activities
Net cash used in investing activities was $1.5 million in the current period for the cash portion of the purchase price for the acquisition of in-process research and development technology SP-3164. There was no such transaction during the same period in 2021.
Financing Activities
Net cash provided by financing activities for the six months ended June 30, 2022 was $2.1 million, compared to $27.9 million for the same period of the year 2021. This is due to the Company's completion of common stock sales during the six-months ended June 30, 2021 with total net proceeds of approximately $27.0 million, and the receipt of approximately $1.5 million from the exercise of warrants during the six -months ended 2021.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of June 30, 2022. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2022, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting

During the three months ended June 30, 2022, there was no significant change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
We are a clinical development-stage biopharmaceutical company with a limited operating history. We have no products approved for commercial sale and have not generated any revenue from product sales. We have never been profitable and have incurred operating losses in each year since inception. Our net losses were $12.8 million for the year ended December 31, 2021, and we have incurred a net loss of $4.7 million and $10.8 million for the three months ended June 30, 2022 and six months ended June 30, 2022, respectively. We have prepared our financial statements on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts of liabilities that might be necessary should we be unable to continue in existence.
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

During the course of the development of our product candidate, we have been funded through the sale of equity and the funding we received from the CPRIT grant. The CPRIT agreement was awarded in June 2016 and originally provided for a three-year grant award of up to $18.7 million, further modified to $16.1 million, to fund the development of the LSD-1 inhibitor. We have received $14.5 million since inception of the grant. The term of the CPRIT agreement was extended through November 30, 2022. We currently have a $1.6 million receivable due from CPRIT on our June 30, 2022 balance sheet. If CPRIT terminates our agreement prior to the expiration due to an event of default or if we terminate the agreement, CPRIT may require us to repay some or all of the disbursed grant. Although we may apply for government contracts and grants in the future, we may not be successful in obtaining additional grants for any product candidates or programs.

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
On November 16, 2021, we received a notice from Nasdaq, or the Notice, that on November 15, 2021, the average closing price of our common stock over the prior 30 consecutive trading days had fallen below $1.00 per share, which is the minimum average closing price required to maintain listing on Nasdaq under Nasdaq Listing Rule 5450(a)(1), or the Minimum Bid Requirement. The Notice indicated that, to regain compliance, the closing bid price of our common stock must be at least $1.00 per share for a minimum of ten consecutive business days before May 16, 2022.
On May 17, 2022, we received a letter from Nasdaq notifying us that we have been granted an additional 180-day period, or until November 14, 2022, to regain compliance with the Minimum Bid Price Requirement. The new compliance period is an extension of the initial compliance period provided for in the Notice. Nasdaq’s determination was based on our meeting the continued listing requirement for market value of publicly held shares and all other applicable requirements for initial listing on the Nasdaq Capital Market, with the exception of the Minimum Bid Price Requirement, and our written notice of our intention to cure the deficiency during the second compliance period by effecting a reverse stock split, if necessary.

We intend to actively monitor the closing bid price of our common stock and will evaluate available options to regain compliance with the Minimum Bid Requirement, such as implementing a reverse stock split. At our 2022 Annual Meeting of Stockholders, our stockholders approved an amendment to our Certificate of Incorporation to effect a reverse stock split of all of our outstanding shares of common stock by one of several fixed ratios between 1-for-5 and 1-for-30, with the final decision of whether to proceed with the reverse stock split, the effective time of the reverse stock split, and the exact ratio of the reverse stock split to be determined by our board of directors, in its sole discretion and without further action by our stockholders. In the event a reverse stock split is implemented, there is no assurance that the reverse stock split will not cause an actual decline in the value of our outstanding common stock. The liquidity of the shares of our common stock may be affected adversely by the reverse stock split given the reduced number of shares that will be outstanding following the reverse stock split, especially if the market price of our common stock does not increase as a result of the reverse stock split. In addition, the reverse stock split may increase the number of stockholders who own odd lots (less than 100 shares) of our common stock, creating the potential for such stockholders to experience an increase in the cost of selling their shares and greater difficulty effecting such sales.
To the extent that we are unable to resolve any listing deficiency, including if a reverse stock split it is unsuccessful in sufficiently raising the market price of our common stock, there is a risk that our common stock may be delisted from Nasdaq, which would adversely impact liquidity of our common stock and potentially result in even lower bid prices for our common stock and potentially result in even lower bid prices for our common stock. If for any reasons, Nasdaq should delist our common stock, and if our common stock is not then eligible for quotation on another market or exchange, trading of shares of our common stock could be conducted in the over-the-counter markets. In such event, a reduction in some or all of the following may occur, each of which could materially and adversely affect our stockholders:
a.the liquidity of our common stock;
b.the market price of our common stock;
c.our ability to obtain financing for the continuation of our operations;
d.the number of institutional and general investors that will consider investing in our common stock;
e.the number of market makers in our common stock;
f.the availability of information concerning the trading prices and volume of our common stock; and
g.the number of broker-dealers willing to execute trades in shares of our common stock.
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
101.0
The following materials from Salarius Pharmaceuticals, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, formatted in XBRL (eXtensible Business Reporting Language):(i) Unaudited Condensed Consolidated Balance Sheets, (ii) Unaudited Condensed Consolidated Statements of Operations (iii) Unaudited Condensed Consolidated Statements of Stockholders' Equity (Deficit), (iv) Unaudited Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Unaudited Consolidated Financial Statements.

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

SALARIUS PHARMACEUTICALS, INC.

		By:	/s/ David J. Arthur
David J. Arthur President and Chief Executive Officer (Principal Executive Officer)

		By:	/s/ Mark J. Rosenblum
Mark J. Rosenblum Chief Financial Officer and Executive Vice President of Finance (Principal Financial Officer and Principal Accounting Officer)

Date:	August 5, 2022