Form 10-Q
period 2022-09-30
Salarius Pharmaceuticals, Inc.
filed 2022-11-10
CIK 1615219

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
OR
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

(832)804-9144
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

As of November 7, 2022, there were 2,278,227 shares of common stock outstanding.

SALARIUS PHARMACEUTICALS, INC.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
Various statements made in this Quarterly Report on Form 10-Q are forward-looking and involve risks and uncertainties. All statements that address activities, events or developments that we intend, expect or believe may occur in the future are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements give our current expectations or forecasts of future events and are not statements of historical or current facts. These statements include, among others, statements about:
•the Company's planned strategy;
•the Company's clinical trials, including expected costs, goals, timing and other expectations related thereto;
•the potential advantages of its lead compound, SP-2577, as a treatment for Ewing sarcoma, Ewing-related sarcomas, and other cancers and its ability to improve the life of patients;
•the potential for seclidemstat to target the epigenetic dysregulation underlying Ewing sarcoma and advanced solid tumors;
•the future of the company’s Phase 1/2 trial of seclidemstat as a treatment for Ewing sarcoma and FET-rearranged sarcomas following the SUSAR;
•the potential advantages of protein degraders including the value of SP-3164 as a cancer treatment;
•the expected impact that the addition of new clinical sites will have on the development of the Company’s product candidates;
•the commercial or market opportunity and expansion for each therapeutic option, including the availability and value of a pediatric priority review voucher for in-clinic treatments and potential for accelerated approval;
•the Company’s expectations as to revenue, cash flow, and expenses;
•the potential impact of the COVID-19 pandemic on the Company’s business, operations, cash flow and ability to obtain additional financing;
•the Company's liquidity position, the expected sufficiency of such position for anticipated operating and capital requirements;
•the ability of the Company to access additional financing under the Cancer Research Grant Contract with Cancer Prevention and Research Institute of Texas;
•the Company's ability to continue as a going concern.
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
•the imposition of restrictions imposed by the FDA on the company’s Phase 1/2 trial of seclidemstat as a treatment for Ewing sarcoma and FET-rearranged sarcomas following the SUSAR, including the partial clinical hold on November 1, 2022;
•our ability to resume enrollment in the Phase 1/2 trial of seclidemstat following its review of the available data surrounding the SUSAR;
•the adequacy of our capital to support our future operations and our ability to successfully initiate and complete clinical trials and regulatory submissions;
•fluctuations in our operating results;

•the success of current and future license and collaboration agreements;
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

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

SALARIUS PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	9/30/2022	12/31/2021
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$16,820,220	$29,214,380
Prepaid expenses and other current assets	1,145,812	949,215
Total current assets	17,966,032	30,163,595
Grants receivable from CPRIT	1,610,490	1,610,490
Other assets	146,461	193,874
Goodwill	—	8,865,909
Total assets	$19,722,983	$40,833,868
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$1,716,580	$1,543,096
Accrued expenses and other current liabilities	1,393,867	567,787
Total liabilities	3,110,447	2,110,883

Commitments and contingencies (Note 5)

Stockholders' equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; 0 issued and outstanding	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized; 2,249,371 and 1,809,593 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	224	181
Additional paid-in capital	74,046,524	70,919,996
Accumulated deficit	(57,434,212)	(32,197,192)
Total stockholders' equity	16,612,536	38,722,985
Total liabilities and stockholders' equity	$19,722,983	$40,833,868

See accompanying notes to condensed consolidated financial statements.

SALARIUS PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2022	2021	2022	2021
Revenue:
Grant revenue	$—	$—	$—	$1,840,216
Operating expenses:
Research and development	3,790,123	2,015,930	11,151,170	5,852,887
General and administrative	1,832,032	1,730,730	5,346,181	4,655,404
Loss on impairment of goodwill	8,865,909	—	8,865,909	—
Total operating expenses	14,488,064	3,746,660	25,363,260	10,508,291
Loss before other income (expense)	(14,488,064)	(3,746,660)	(25,363,260)	(8,668,075)
Change in fair value of warrant liability	335	9,073	12,570	5,205
Interest income (expense), net	78,272	487	113,670	(495)
Loss from continuing operations	(14,409,457)	(3,737,100)	(25,237,020)	(8,663,365)
Net loss	$(14,409,457)	$(3,737,100)	$(25,237,020)	$(8,663,365)

Loss per common share — basic and diluted	$(6.41)	$(2.09)	$(12.13)	$(5.41)
Weighted-average number of common shares outstanding — basic and diluted	2,247,753	1,792,190	2,081,023	1,602,565

See accompanying notes to condensed consolidated financial statements.

SALARIUS PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30
	2022	2021
Operating activities
Net loss	$(25,237,020)	$(8,663,365)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,008	14,387
Loss on impairment of goodwill	8,865,909	—
Equity-based compensation expense	651,296	413,153
In-process research and development technology	1,987,900	—
Change in fair value of warrant liability	(12,570)	(5,205)
Changes in operating assets and liabilities:
Grants receivable	—	1,769,839
Prepaid expenses and other current assets	(154,192)	(329,799)
Accounts payable	173,486	(618,830)
Accrued expenses and other current liabilities	838,648	(59,774)
Net cash used in operating activities	(12,881,535)	(7,479,594)

Investing activities
Purchase in-process research and development technology	(1,500,000)	—
Net cash used in investing activities	(1,500,000)	—

Financing activities
Proceeds from issuance of equity securities, net	1,987,375	27,256,384
Proceeds from warrants exercised for cash	—	1,485,351
Payments on note payable	—	(477,028)
Net cash provided by financing activities	1,987,375	28,264,707

Net (decrease) increase in cash, cash equivalents and restricted cash	(12,394,160)	20,785,113
Cash, cash equivalents and restricted cash at beginning of period	29,214,380	11,118,614
Cash, cash equivalents and restricted cash at end of period	$16,820,220	$31,903,727

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$1,468
Non-cash investing and financing activities:
Common stock issued for in-process research and development technology	$487,900	$—
Accrued issuance costs for public offering	$—	$—

See accompanying notes to condensed consolidated financial statements.

SALARIUS PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity (Deficit)
	Shares	Amount
Balance at December 31, 2020	952,341	$95	$41,588,047	$(19,428,954)	$22,159,188
Issuance of equity securities, net	785,088	79	26,849,942	—	26,850,021
Warrants exercised for cash	51,942	5	1,485,346	—	1,485,351
Equity-based compensation expense	—	—	135,379	—	135,379
Net loss	—	—	—	(1,851,896)	(1,851,896)
Balance at March 31, 2021	1,789,371	$179	$70,058,714	$(21,280,850)	$48,778,043
Equity-based compensation expense	1,531	—	147,456	—	147,456
Issuance of equity securities for services	247	—	—	—	—
Net loss	—	—		(3,074,369)	(3,074,369)
Balance at June 30, 2021	1,791,149	$179	$70,206,170	$(24,355,219)	$45,851,130
Equity-based compensation expense	—	—	130,322	—	130,322
Issuance of equity securities, net	15,749	2	406,361	—	406,363
Net loss	—	—	—	(3,737,100)	(3,737,100)
Balance at September 30, 2021	1,806,898	181	70,742,853	(28,092,319)	42,650,715

Balance at December 31, 2021	1,809,593	$181	$70,919,996	$(32,197,192)	$38,722,985
Common stock issued for in-process research and development technology	40,000	4	487,896	—	487,900
Equity-based compensation expense	18,215	2	313,901	—	313,903
Net loss	—	—	—	(6,109,225)	(6,109,225)
Balance at March 31, 2022	1,867,808	$187	$71,721,793	$(38,306,417)	$33,415,563
Issuance of equity securities, net	373,577	37	1,987,339	—	1,987,376
Equity-based compensation expense	3,184	—	174,528	—	174,528
Issuance of equity securities for services	—	—	25,000	—	25,000
Net loss	—	—	—	(4,718,338)	(4,718,338)
Balance at June 30, 2022	2,244,569	$224	$73,908,660	$(43,024,755)	$30,884,129
Equity-based compensation expense	—	—	134,316	—	134,316
Issuance of equity securities for services	4,802	—	3,548	—	3,548
Net loss	—	—	—	(14,409,457)	(14,409,457)

Balance at September 30, 2022	2,249,371	224	74,046,524	(57,434,212)	16,612,536

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
Going Concern
Salarius has no products approved for commercial sale, has not generated any revenue from product sales to date and has suffered recurring losses from operations since its inception. The lack of revenue from product sales to date and recurring losses from operations since its inception raise substantial doubt as to the Company's ability to continue as a going concern. The accompanying financial statements are prepared using accounting principles generally accepted in the United States applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities should the Company be unable to continue as a going concern. Salarius will require substantial additional capital to fund its research and development expenses related to its oncology drug. Based on Salarius’ expected cash requirements, Salarius believes that there is substantial doubt that its existing cash and cash equivalents, will be sufficient to fund its operations through one year from the financial statements issuance date. The Company intends to obtain additional capital through the sale of equity securities in one or more offerings or through issuances of debt instruments, and may also consider new collaborations or selectively partnering its technology. However, the Company cannot provide any assurance that it will be successful in accomplishing any of its plans. The Company believes that its $16.8 million in cash and cash equivalents on hand as of September 30, 2022, is sufficient to fund its anticipated operations into the second half of 2023.
Recent Developments
Reverse Stock Split
On October 14, 2022, the Company filed a Certificate of Amendment to the Company’s restated certificate of incorporation with the Secretary of State of the State of Delaware to effect a 1-for-25 reverse stock split of the Company’s issued and outstanding shares of common stock, par value $0.0001 per share (the “Reverse Stock Split”) which became effective as of October 14, 2022. All historical share and per share amounts reflected throughout this report have been adjusted to reflect the Reverse Stock Split.

Partial Clinical Hold
On October 18, 2022, the Company voluntarily paused new patient enrollment in its Phase 1/2 trial of seclidemstat as a treatment for Ewing sarcoma and FET-rearranged sarcomas per protocol design. The pause in new patient enrollment was due to a metastatic FET-rearranged sarcoma patient death that was classified as a suspected unexpected serious adverse reaction (SUSAR). Upon review of the SUSAR and available information by the Company’s independent Safety Review Committee for the clinical trial, patients currently receiving seclidemstat treatment may continue treatment after consulting with their physician. During a conference call with the U.S. Food and Drug Administration (FDA) on November 1, 2022, the FDA informed the Company that the agency agreed with the voluntary enrollment pause and, as an administrative action, the FDA provided verbal notification that the Ewing sarcoma and FET-rearranged sarcoma trial was on partial clinical hold. While on partial clinical hold, FDA informed the Company that the pause in patient enrollment shall remain in place and patients currently receiving seclidemstat treatment may continue treatment after consulting with their physician. FDA’s clinical hold procedures provide the

Company with an administrative process to work with the FDA to analyze the available data, adjust clinical protocols, and make other changes that may be needed in order to restart patient enrollment.
Acquisition and Strategic Collaboration Agreement
On January 12, 2022, the Company, entered into an Acquisition and Strategic Collaboration Agreement (the “ASCA”), with DeuteRx, LLC, a Delaware limited liability company (the “DeuteRx”), pursuant to which DeuteRx agreed to sell, and the Company agreed to purchase and assume from DeuteRx, all of DeuteRx’s rights, title, and interest in and to certain assets of DeuteRx, including SP-3164, DeuteRx’s intellectual property, information and data related to SP-3164, tangible materials or reagents related to SP-3164, goodwill, rights and claims, other than certain excluded assets (collectively, the “Purchased Assets”), all as more specifically set forth in the ASCA, and assume certain assumed liabilities, upon the terms and subject to the conditions set forth in the ASCA. The Aggregate purchase price paid under the ASCA was $2.0 million consisting of $1.5 million cash payment and the delivery of 40,000 shares of the Company's common stock, valued at $0.5 million. Total cost incurred in obtaining in-process research and development technology ("IPRD") that has no alternative future use are charged to research and development expense as acquired, and presented as investing activity cash outflow on the Statement of Cash Flow. In addition, the Company agreed to pay to DeuteRx potential future milestone payments upon the occurrence of an applicable Milestone Event (as defined in the ASCA) and potential future royalty payments. A member of the Company’s Board of Directors also serves as a consultant to DeuteRx and is employed by an affiliate of DeuteRx.

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
Unaudited Interim Financial Information
The accompanying interim financial statements are unaudited. These unaudited interim financial statements have been prepared in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. These unaudited interim financial statements should be read in conjunction with the audited financial statements and accompanying notes for the year ended December 31, 2021 included elsewhere in the Company's Annual Report on Form 10-K filed with the SEC on March 25, 2022. In the opinion of management, the unaudited interim financial statements reflect all the adjustments (consisting of normal recurring adjustments) necessary to state fairly the Company’s financial position as of September 30, 2022 and the results of operations for the three and nine months ended September 30, 2022 and 2021. The interim results of operations are not necessarily indicative of the results that may occur for the full fiscal year. The December 31, 2021 balance sheet included herein was derived from the audited financial statements, but does not include all disclosures, including notes, required by GAAP for complete financial statements.

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

Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that their carrying value may not be recoverable. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. There were no impairment charges related to long-lived assets for the three and nine months ended September 30, 2022 and 2021.

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

Impairment is the condition that exists when the carrying amount of goodwill exceeds its implied fair value. The Company utilizes the option to perform a qualitative assessment for its reporting unit and if the Company concludes it is more likely than not that the fair value of the reporting unit is less than its carrying amount, then the Company utilizes the two-step quantitative assessment. The Company’s qualitative assessment is sensitive to assumptions related to potential adverse events and circumstances, including current market trends in control premiums and involves judgement in determining comparable peer companies to include in the control premium evaluation. The Company recorded goodwill impairment loss of $8.9 million during the three and nine month ended September 30, 2022. Please refer to NOTE 9 for further discussion.

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

Costs incurred in obtaining IPRD that has no alternative future use are charged to research and development expense as acquired, and presented as investing activity cash outflows on the Statement of Cash Flow.

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

The number of anti-dilutive shares, consisting of common shares underlying (i) common stock options, (ii) stock purchase warrants, and (iii) rights entitling holders to receive warrants to purchase the Company's common shares, which have been excluded from the computation of diluted loss per share, was approximately 706,400 and 381,248 shares as of September 30, 2022 and 2021, respectively.

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
The Company accounts for uncertain tax positions in accordance with the provisions of ASC 740. When uncertain tax positions exist, the Company recognizes the tax benefit of tax positions to the extent that the benefit will more likely than not be realized. The determination as to whether the tax benefit will more likely than not be realized is based upon the technical merits of the tax position as well as consideration of the available facts and circumstances. As of September 30, 2022 and December 31, 2021, the Company did not have any significant uncertain tax positions and no interest or penalties have been charged. The Company's practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company is subject to routine audits by taxing jurisdictions.

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

NOTE 3. GRANT RECEIVABLE FROM CPRIT
Grants receivable represents qualifying costs incurred where there is reasonable assurance that conditions of the grant have been met but the corresponding funds have not been received as of the reporting date. Grants receivable balances are $1.6 million at both September 30, 2022 and December 31, 2021.

NOTE 4. PREPAID EXPENSES AND OTHER CURRENT ASSETS
Prepaid expenses and other current assets at September 30, 2022 and December 31, 2021 consisted of the following:

	September 30, 2022	December 31, 2021
Prepaid clinical trial expenses	$11,185	$97,557
Prepaid insurance	885,974	678,672
Other prepaid and current assets	248,653	172,986
Total prepaid expenses and other current assets	$1,145,812	$949,215

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
The following table sets forth a summary of changes in the fair value of Level 3 liabilities, the warrants issued in connection with the Company's merger with Flex Pharma in 2019 ("Flex Warrants"), which are measured at fair value on a recurring basis for the nine months ended September 30, 2022:

Description	Balance at December 31, 2021	Change in Fair Value	Balance at September 30, 2022
Warrant liability	$14,518	$12,570	$1,948

NOTE 7. STOCKHOLDERS' EQUITY

On October 14, 2022, the Company filed a Certificate of Amendment to the Company’s restated certificate of incorporation with the Secretary of State of the State of Delaware to effect a 1-for-25 reverse stock split of the Company’s issued and outstanding shares of common stock, par value $0.0001 per share (the “Reverse Stock Split”) , which became effective on October 14, 2022. All historical share and per share amounts reflected throughout this report have been adjusted to reflect the Reverse Stock Split.
Common Stock Issuances
On January 12, 2022, the Company issued 40,000 shares of the Company's common stock, valued at $0.5 million to purchase in-process research and development technology SP-3164, please refer to NOTE 1 for further discussion.
On April 22, 2022, the Company entered into a securities purchase agreement with certain institutional and accredited investors for the sale by the Company of approximately 373,577 shares of the Company’s common stock, par value $0.0001 per share (the “Common Stock”) at a purchase price of $6.25 per share. Concurrently, the Company also sold unregistered warrants exercisable for an aggregate of approximately 280,183 shares of Common Stock, which represents 75% of the shares of Common Stock sold, with an exercise price of $8.4975 per share. The transaction closed on April 26, 2022 with gross proceeds of $2.3 million before deducting certain fees due to the placement agent and other estimated transaction expenses.
On February 5, 2021, the Company entered into an At the Market Offering Agreement (the “Sales Agreement”) with Ladenburg Thalmann & Co. Inc. (“Ladenburg”). Under the Sales Agreement the Company was able to issue and sell, from time to time, shares of its common stock having an aggregate offering price of up to $6.3 million (the “ATM Shares”) with Ladenburg acting as an agent for sales. Sales of the ATM Shares may be made by any method permitted by law deemed to be an “at the market offering” as defined in Rule 415(a)(4) of the Securities Act of 1933, as amended, including, without limitation, sales made directly on or through the NASDAQ Capital Market. No shares were issued under the Sales Agreement during the nine months ended September 30, 2022. During the nine months ended September 30, 2021, the Company issued approximately 128,569 shares under the Sales Agreement for gross proceeds of $6.7 million.

On March 8, 2021, the Company completed a public offering of approximately 672,269 shares of its common stock at a price to the public of $34.2125 per share. Total gross proceeds from the offering were approximately $23.0 million prior to deducting underwriting discounts and commissions and offering expenses payable by the Company.

Warrants Exercised for Cash
The Company has five-year warrants outstanding that were issued in February 2020 and subsequently modified in December 2020 in connection with the issuance of additional inducement warrants. The warrants are exercisable at a price per share of $28.75. The inducement warrants expire on June 11, 2026 and are exercisable at a price per share of $29.55. The Company has 5.5 year warrants outstanding that were issued in April 2022, with an exercise price of $8.4975 per share. The warrants will be exercisable six months following the issuance date and will expire five and one-half years from the issuance date.
During the nine months ended September 30, 2022, no warrants were exercised. During the nine months ended September 30, 2021, the Company issued approximately 51,942 common shares as a result of warrant exercises, and received cash proceeds of approximately $1.5 million. As of September 30, 2022, approximately 590,087 warrants remain outstanding, excluding Flex Warrants and Wedbush Warrants.
NOTE 8. EQUITY-BASED COMPENSATION
Equity Incentive Plans
The Company has granted options to employees, directors, and consultants under the 2015 Equity Incentive Plan (the "2015 Plan"). The 2015 Plan provides for the grant of incentive stock options ("ISOs"), nonstatutory stock options, restricted stock awards, restricted stock units, stock appreciation rights, performance-based stock awards and other stock-based awards. Additionally, the 2015 Plan provides for the grant of performance-based cash awards. ISOs may be granted only to the Company's employees. All other awards may be granted to the Company's employees, including officers, and to non-employee directors and consultants. As of September 30,

2022, there were approximately 45,468 shares remaining available for the grant of option awards under the 2015 Plan.
During the nine-month periods ended September 30, 2022 and 2021, the Company awarded 51,360 and 3,160 stock options, respectively, to its employees and directors, pursuant to the plan described above. Stock options generally vest over one to four years and have a contractual term of ten years. Stock options are valued using the Black-Scholes option pricing model and compensation cost is recognized based on the resulting value over the service period. Expected volatilities utilized in the model are based on implied volatilities from traded stocks of peer companies. Similarly, the dividend yield is based on historical experience and the estimate of future dividend yields. The risk-free interest rate is derived from the U.S. Treasury yield curve in effect at the time of grant. The expected term of the options is based on the average period the stock options are expected to remain outstanding. The fair value of the option grants awarded during each of the nine-months periods ended September 30, 2022 and 2021 was $0.5 million and $0.1 million, respectively, which has been estimated with the following assumptions on the grant date.

	Nine Months Ended September 30
	2022	2021
Risk-free interest rate	1.62%-1.70%	0.93% - 1%
Volatility	125.19% 126.42%	130.44% 133.35%
Expected life (years)	5.00-6.00	6.00
Expected dividend yield	0%	0%

The following table summarizes stock option activity for employees and non-employees for the nine months ended September 30, 2022 and 2021:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2020	62,559	$69.50	9.47	$175,770
Granted	3,160	$32.50
Exercised	—
Forfeited	(1,800)	—
Expired	—
Outstanding at September 30, 2021	63,919	$68.75	8.75	$271,540
Exercisable at September 30, 2021	6,261	$231.75	7.74	$34,440

Outstanding at December 31, 2021	63,919	$68.75	8.50	$—
Granted	51,360	$11.75
Exercised	—
Forfeited	(5,015)
Expired	(1,375)
Outstanding at September 30, 2022	108,889	$23.75	8.53	$—
Exercisable at September 30, 2022	36,301	$35.50	7.88	$—

As of both September 30, 2022 and 2021, there was approximately $1.0 million of total unrecognized compensation cost related to unvested stock options. Total unrecognized compensation cost will be adjusted for future changes in employee and non-employee forfeitures, if any. The Company expects to recognize that cost over a remaining weighted-average period of 2.4 years.

NOTE 9 GOODWILL
The recent decline in the Company’s market capitalization, along with other qualitative considerations was determined to be a triggering event for potential goodwill impairment and accordingly, the Company performed the goodwill impairment analysis for the third quarter ended September 30, 2022. In determining the fair value utilized in the goodwill impairment assessment, the Company considers qualitative factors such as changes in strategy, cash flows, the regulatory environment, overall market conditions, as well as the market capitalization of the Company’s publicly traded common stock. The Company operates as a single reporting unit and estimates the fair value of its single reporting unit using the Company’s market capitalization plus an estimated control premium. Market capitalization is determined by multiplying the shares outstanding on the assessment date by the market price of the Company’s common stock. As a result of the impairment assessment during the three months ended September 30, 2022, the Company recorded an impairment charge to write off the entire balance of the goodwill of $8.9 million. The impairment charge was recorded in the consolidated statement of operations and comprehensive loss.

NOTE 10 SUBSEQUENT EVENTS
The Company’s management reviewed all material events through the date that the financial statements were issued for subsequent event disclosure consideration. Please refer to Recent Developments in NOTE 1.

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
We have no products approved for commercial sale and have not generated any revenue from product sales. We have never been profitable and have incurred operating losses in each year since inception. We had an accumulated deficit of $57.4 million as of September 30, 2022. Substantially all of our operating losses resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations. As of September 30, 2022, we had cash and cash equivalents of $16.8 million.
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
Recent Developments

On October 14, 2022, we filed a Certificate of Amendment to our restated certificate of incorporation (as amended, the "Certificate of Amendment"), with the Secretary of State of Delaware, to effect a one-for-25 reverse stock split of our issued and outstanding shares of common stock at 5:00 p.m. Eastern Time on that date. Beginning with the opening of trading on October 17. 2022, our common stock was traded on Nasdaq Capital Market on a split-adjustment basis under a new CUSIP number 79400X305.
On October 18, 2022, we voluntarily paused new patient enrollment in our Phase 1/2 trial of seclidemstat as a treatment for Ewing sarcoma and FET-rearranged sarcomas per protocol design. The pause in new patient enrollment is due to a metastatic FET-rearranged sarcoma patient death that was classified as a suspected unexpected serious adverse reaction (SUSAR). Upon review of the SUSAR and available information by our independent Safety Review Committee for the clinical trial, patients currently receiving seclidemstat treatment may continue treatment after consulting with their physician. During a conference call with the U.S. Food and Drug Administration on November 1, 2022 the FDA informed us that the agency agreed with the voluntary enrollment pause and, as an administrative action, the FDA provided verbal notification that the Ewing sarcoma and FET-rearranged sarcoma trial was on partial clinical hold. While on partial clinical hold, FDA informed us that the pause in patient enrollment shall remain in place and patients currently receiving seclidemstat treatment may continue treatment after consulting with their physician. FDA’s clinical hold procedures provide us with an administrative process to work with the FDA to analyze the available data, adjust clinical protocols, and make other changes that may be needed in order to restart patient enrollment.
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

SP-3164 – Targeted Protein Degradation
SP-3164 is a next-generation cereblon-binding molecular glue. Molecular glues are small molecules that commandeer the body’s normal protein degradation processes by causing proteins to stick to one another thereby inducing selective degradation of cancer-causing proteins. Derived from avadomide, SP-3164 is engineered using DECS (deuterium-enabled chiral switching), a process that replaces hydrogen atoms with deuterium to stabilize the molecule’s active enantiomer, resulting in a novel molecular entity with the potential for increased efficacy and improved safety compared to the 1st generation compound. SP-3164 degrades transcription factors IKZF1 and IKZF3, along with other proteins, resulting in both direct anti-cancer activity and immune-modulating properties. SP-3164 has potential to treat both hematologic and solid tumors and is currently in IND-enabling studies. We have completed the pre-IND meeting process and plan to submit an IND application to the FDA in the first half of 2023

Our goal is to develop SP-2577 and SP-3164 for treatment of cancers while attempting to maximize return for investors. To achieve this goal, our strategy consists of a two-pronged approach: 1) speed-to-market by developing SP-2577 and SP-3164 in high unmet need indications and 2) expansion of the market by developing SP-2577 and SP-3164 in larger market indications.
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

Results of Operations
Three months ended September 30, 2022 Compared to the Three months ended September 30, 2021
The following table sets forth the condensed consolidated results of our operations for the three months ended September 30, 2022 compared to September 30, 2021.

	Three months ended September 30,		$ Change
	2022	2021
Grant revenue	$—	$—	$—
Research and development expenses	3,790,123	2,015,930	1,774,193
General and administrative expenses	1,832,032	1,730,730	101,302
Loss on Impairment of Goodwill	8,865,909	—	8,865,909
Change in fair value of warrant liability	335	9,073	(8,738)
Interest income(expense), net	78,272	487	77,785
Net loss	$(14,409,457)	$(3,737,100)	$(10,672,357)

Grant Revenue

Grant revenue, which was derived solely from the CPRIT grant, was $0 for the three months ended September 30, 2022 resulting from the completion of CPRIT available funding under the grant during the second quarter of 2021. We have reached the maximum amount of the eligible spending that can be reimbursed from CPRIT.

As of September 30, 2022, we continue to expect to receive $1.6 million from the grant.

Research and Development Expenses
Research and development expenses increased during the three months ended September 30, 2022 compared to the same periods in 2021 primarily due to spending on SP-3164, which was acquired in January 2022. Overall costs associated with SP-2577 decreased by approximately $0.3 million compared to the same period in the prior year mainly driven by lower manufacturing cost.

	SP-2577		SP-3164
Research and development costs by candidates and by categories:	Three months ended September 30,
	2022	2021	2022	2021
Outsourced research and development costs	$1,047,906	$1,128,499	982,646	$—
Employee-related costs	510,877	420,195	48,049	—
Manufacturing and laboratory costs	136,751	467,236	1,063,894	—
Total research and development costs	$1,695,534	$2,015,930	$2,094,589	$—
General and Administrative Expenses
General and administrative expenses increased slightly to $1.8 million during the three months ended September 30, 2022 from $1.7 million for the three months ended September 30, 2021.
Loss on Impairment of Goodwill
During the current quarter, we recorded a non cash impairment charge of $8.9 million. There was no impairment charge during the three months ended September 30, 2021.
Nine Months Ended September 30, 2022 Compared to the Nine Months Ended September 30, 2021
The following table sets forth the condensed consolidated results of our operations for the nine months ended September 30, 2022 compared to September 30, 2021.

	Nine months ended September 30,		$ Change
	2022	2021
Grant revenue	$—	$1,840,216	$(1,840,216)
Research and development expenses	11,151,170	5,852,887	5,298,283
General and administrative expenses	5,346,181	4,655,404	690,777
Loss on Impairment of Goodwill	8,865,909	—	8,865,909
Change in fair value of warrant liability	12,570	5,205	7,365
Interest income(expense), net	113,670	(495)	114,165
Net loss	$(25,237,020)	$(8,663,365)	$(16,573,655)

Grant Revenue

Grant revenue, which was derived solely from the CPRIT grant, was $0 for nine months ended September 30, 2022 resulting from the completion of CPRIT available funding under the grant during the second quarter of 2021. We have reached the maximum amount of the eligible spending that can be reimbursed from CPRIT.
Research and Development Expenses
Research and development expenses increased during the nine months ended September 30, 2022 compared to the same periods in 2021 resulting primarily from the purchase of SP-3164 as an in-process research and development technology and continued spending on SP-3164 drug development. Cost associated with SP-2577 is slightly higher compared to the prior year, mainly driven by higher outsourced research and development costs, personnel costs and clinical trial costs, offset by lower manufacturing cost.

	SP-2577		SP-3164
Research and development costs by candidates and by categories:	Nine months ended September 30,
	2022	2021	2022	2021
Outsourced research and development costs	$3,698,339	$3,225,900	$1,441,875	$—
Employee-related costs	1,648,713	1,138,833	136,815	—
Manufacturing and laboratory costs	717,045	1,488,154	1,520,483	—
In process research and development costs	—	—	1,987,900	—
Total research and development costs	$6,064,097	$5,852,887	$5,087,073	$—
General and Administrative Expenses
General and administrative expenses increased to $5.3 million during the nine months ended September 30, 2022 from $4.7 million for the nine months ended September 30, 2021 due to higher personnel costs, legal cost and public company cost offset by lower professional services related cost.
Liquidity and Capital Resources
Overview
Since inception, we have incurred operating losses and we anticipate that we will continue to incur losses for the foreseeable future.
As of September 30, 2022, we had $14.9 million of working capital and our cash and cash equivalents totaled $16.8 million, which were held in bank deposit accounts and a money market account. Our cash and cash equivalents balance decreased during the nine months ended September 30, 2022, primarily due to cash used in operating and investing activities, offsetting by the cash received from financing activities. We believe that our $16.8 million in cash and cash equivalents on hand as of September 30, 2022, is sufficient to fund our anticipated operations into the second half of 2023.
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

Cash Flows

	Nine months ended September 30,
	2022	2021
Net cash (used in) provided by in:
Operating activities	$(12,881,535)	$(7,479,594)
Investing activities	(1,500,000)	—
Financing activities	1,987,375	28,264,707
Net (decrease) increase in cash and cash equivalents	$(12,394,160)	$20,785,113

Operating Activities
Net cash used in operating activities was $12.9 million in the current period, an increase of approximately $5.4 million from the same period a year ago. The increase is primarily due to higher research and development cost incurred in current year.

Investing Activities
Net cash used in investing activities was $1.5 million in the current period for the cash portion of the purchase price for the acquisition of in-process research and development technology SP-3164. There was no such transaction during the same period in 2021.
Financing Activities
Net cash provided by financing activities for the nine months ended September 30, 2022 was $2.0 million, compared to $28.3 million for the same period of the year 2021. This is due to the Company's completion of common stock sales during the nine months ended September 30, 2021 with total net proceeds of approximately $27.0 million, and the receipt of approximately $1.5 million from the exercise of warrants during the nine months ended 2021.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of September 30, 2022. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2022, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting

During the three months ended September 30, 2022, there was no significant change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

It may take considerable time and expense to resolve the partial clinical hold that has been placed on our Phase 1/2 trial of seclidemstat as a treatment for Ewing sarcoma and FET-rearranged sarcomas by the FDA, and no assurance can be given that the FDA will remove the partial clinical hold, in which case our business and prospects will likely suffer material adverse consequences.

On October 18, 2022, we announced that per protocol design, we voluntarily paused new patient enrollment in our Phase 1/2 trial of seclidemstat as a treatment for Ewing sarcoma and FET-rearranged sarcomas. The pause in new patient enrollment was due to a metastatic FET-rearranged sarcoma patient death that was classified as a suspected unexpected serious adverse reaction (SUSAR). At the time, we also announced that our independent Safety Review Committee for the clinical trial determined that patients currently receiving seclidemstat treatment could continue treatment after consulting with their physician.

During a conference call with the US Food and Drug Administration (FDA) on Tuesday, November 1, 2022, the FDA informed us that the agency agreed with the voluntary enrollment pause and, as an administrative action, the FDA provided verbal notification that the Ewing sarcoma and FET-rearranged sarcoma trial was on partial clinical hold. While on partial clinical hold, FDA informed us that the pause in patient enrollment shall remain in place and patients currently receiving seclidemstat treatment may continue treatment after consulting with their physician. FDA’s clinical hold procedures provide us with an administrative process to work with the FDA to analyze the available data, adjust clinical protocols, and make other changes that may be needed in order to restart patient enrollment.

It may take a considerable period of time, the length of which is not certain at this time, and expense for us to fully analyze the available data and address the FDA’s concerns. Even if we are able to fully respond to the FDA’s concerns, the FDA may subsequently make additional requests that we would need to fulfill prior to the lifting of the partial clinical hold. It is possible that we will be unable to fully address the FDA’s concerns and as a result the partial clinical hold may never be lifted and we may never be able to enroll new patients in the clinical trial.

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
We will continue to require substantial additional capital to fund our clinical activities and operations and the impact of the COVID-19 coronavirus on the financial markets will likely negatively impact our ability to raise additional financing.
We are a clinical development-stage biopharmaceutical company with a limited operating history. We have no products approved for commercial sale and have not generated any revenue from product sales. We have never been profitable and have incurred operating losses in each year since inception. Our net losses were $12.8 million for the year ended December 31, 2021, and we have incurred a net loss of $14.4 million and $25.2 million for the three months ended September 30, 2022 and nine months ended September 30, 2022, respectively. We have prepared our financial statements on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts of liabilities that might be necessary should we be unable to continue in existence.
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

During the course of the development of our product candidate, we have been funded through the sale of equity and the funding we received from the CPRIT grant. The CPRIT agreement was awarded in June 2016 and originally provided for a three-year grant award of up to $18.7 million, further modified to $16.1 million, to fund the development of the LSD-1 inhibitor. We have received $14.5 million since inception of the grant. The term of the CPRIT agreement was extended through November 30, 2022. We currently have a $1.6 million receivable due from CPRIT on our September 30, 2022 balance sheet. If CPRIT terminates our agreement prior to the expiration due to an event of default or if we terminate the agreement, CPRIT may require us to repay some or all of the disbursed grant. Although we may apply for government contracts and grants in the future, we may not be successful in obtaining additional grants for any product candidates or programs.

Item 6.	Exhibits

Exhibit number	Description of Document

3.1	Amended and Restated Certificate Amended and Restated Certificate of Incorporation
3.2	Certificate of Amendment to Certificate of Incorporation filed with the Secretary of State of Delaware on July 18, 2019
3.3	Certificate of Amendment to Certificate of Incorporation filed with the Secretary of State of Delaware on October 14, 2022
3.4	Amended and Restated Bylaws, effective July 19, 2019
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.
32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(b) or 15d-14(b) of the Exchange Act and 18 U.S.C. Section 1350.
101.0
The following materials from Salarius Pharmaceuticals, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, formatted in XBRL (eXtensible Business Reporting Language):(i) Unaudited Condensed Consolidated Balance Sheets, (ii) Unaudited Condensed Consolidated Statements of Operations (iii) Unaudited Condensed Consolidated Statements of Stockholders' Equity (Deficit), (iv) Unaudited Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Unaudited Consolidated Financial Statements.

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

SALARIUS PHARMACEUTICALS, INC.

		By:	/s/ David J. Arthur
David J. Arthur President and Chief Executive Officer (Principal Executive Officer)

		By:	/s/ Mark J. Rosenblum
Mark J. Rosenblum Chief Financial Officer and Executive Vice President of Finance (Principal Financial Officer and Principal Accounting Officer)

Date:	November 10, 2022