Form 10-K
period 2022-12-31
Salarius Pharmaceuticals, Inc.
filed 2023-03-27
CIK 1615219

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
———————–––––—————————
FORM 10-K
————————————

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐ No ☒
As of June 30, 2022 (the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of the common stock of the registrant held by non-affiliates of the registrant was $11,654,060 based on the last reported sale price of the registrant's common stock on the Nasdaq Capital Market on June 30, 2022.
As of March 20, 2023, there were 2,468,032 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the registrant’s definitive proxy statement for its 2023 Annual Meeting of Stockholders, which will be filed with the United States Securities and Exchange Commission within 120 days of December 31, 2022, are incorporated by reference into Part III of this Annual Report on Form 10-K.

SALARIUS PHARMACEUTICALS, INC.
On October 14, 2022, the Company filed a Certificate of Amendment to the Company’s restated certificate of incorporation with the Secretary of State of the State of Delaware to effect a 1-for-25 reverse stock split of the Company’s issued and outstanding shares of common stock, par value $0.0001 per share (the “Reverse Stock Split”), which became effective on October 14, 2022. All historical share and per share amounts reflected throughout this report have been adjusted to reflect the Reverse Stock Split.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Various statements made in this Annual Report on Form 10-K are forward-looking and involve risks and uncertainties. All statements that address activities, events or developments that we intend, expect or believe may occur in the future are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements give our current expectations or forecasts of future events and are not statements of historical or current facts. These statements include, among others, statements about:
•the Company's ability to continue as a going concern;
•the Company's planned strategy;
•the Company's clinical trials, including expected costs, goals, timing and other expectations related thereto;
•the potential advantages of its lead compound, seclidemstat or SP-2577, as a treatment for Ewing sarcoma, and other cancers and its ability to improve the life of patients;
•the potential for seclidemstat to target the epigenetic dysregulation underlying Ewing sarcoma;
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
•the Company's liquidity position, the expected sufficiency of such position for anticipated operating and capital requirements; and
•the ability of the Company to access additional financing under the Cancer Research Grant Contract with Cancer Prevention and Research Institute of Texas (CPRIT).

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

•Our ability to raise additional capital;
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

We cannot guarantee that the results and other expectations expressed, anticipated or implied in any forward-looking statement will be realized. The risks set forth under Item 1A of this Annual Report on Form 10-K describe major risks to our business, and you should read and interpret any forward-looking statements together with these risks. A variety of factors, including these risks, could cause our actual results and other expectations to differ materially from the anticipated results or other expectations expressed, anticipated or implied in our forward-looking statements. Should known or unknown risks materialize, or should underlying assumptions prove inaccurate, actual results could differ materially from past results and those anticipated, estimated or projected in the forward-looking statements. You should bear this in mind as you consider any forward-looking statements.

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

SUMMARY OF SELECTED RISKS ASSOCIATED WITH OUR BUSINESS
Our business is subject to numerous risks and uncertainties, including those discussed at length in the section titled “Risk Factors.” These risks include, among others, the following:

Risks Related to our Ability to Continue as a Going Concern
•We have incurred significant losses since our inception and anticipate that we will continue to incur losses for the foreseeable future which, together with our limited working capital and lack of revenue from product sales, raises substantial doubt about our financial viability and as to whether we will be able to continue as a going concern.

Risks Related to the Development of our Product Candidates
•Our ability to resume enrollment in the Phase 1/2 trial of seclidemstat following our review of the available data surrounding the SUSAR, including the partial clinical hold on November 1, 2022.
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
Risks Related to our Financial Condition and Capital Requirements
•We have never generated any revenue from product sales and may never generate revenue or be profitable.
•Raising additional capital may cause dilution to our stockholders, restrict our operations or require us to relinquish rights.
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
Overview
Salarius Pharmaceuticals, Inc. is a clinical-stage biopharmaceutical company focused on developing effective treatments for cancers with high, unmet medical need. Specifically, we are developing treatments for cancers caused by dysregulated gene expression, i.e., genes which are incorrectly turned on or off. We are developing two classes of drugs that address gene dysregulation: protein inhibitors and targeted protein degraders. Our technologies have the potential to work in both liquid and solid tumors. Our current pipeline consists of two primary compounds: 1) SP-3164, a small molecule protein degrader, and 2) seclidemstat (SP-2577), a small molecule inhibitor. Secondary compounds are in early stages of development.
Recent Events
Partial Clinical Hold
On October 18, 2022, the Company voluntarily paused new patient enrollment in its Phase 1/2 trial of seclidemstat as a treatment for Ewing sarcoma and FET-rearranged sarcomas per protocol design. The pause in new patient enrollment was due to a metastatic FET-rearranged sarcoma patient death that was classified as a suspected unexpected serious adverse reaction (SUSAR). Upon review of the SUSAR and available information by the Company’s independent Safety Review Committee for the clinical trial, patients currently receiving seclidemstat treatment may continue treatment after consulting with their physician. During a conference call with the U.S. Food and Drug Administration (FDA) on November 1, 2022, the FDA informed the Company that the agency agreed with the voluntary enrollment pause and, as an administrative action, the FDA provided verbal notification that the Ewing sarcoma and FET-rearranged sarcoma trial was on partial clinical hold. While on partial clinical hold, the FDA informed the Company that the pause in patient enrollment shall remain in place and patients currently receiving seclidemstat treatment may continue treatment after consulting with their physician. FDA’s clinical hold procedures provide the Company with an administrative process to work with the FDA to analyze the available data, adjust clinical protocols, and make other changes that may be needed in order to restart patient enrollment.
Payments from Cancer Prevention and Research Institute of Texas
On February 15, 2023, the Company received $1.5 million from the Cancer Prevention and Research Institute of Texas. The payment is part of a non-dilutive grant of approximately $16.1 million awarded to support operations and development of the Company's drug candidate seclidemstat for the treatment of Ewing sarcoma. The $1.5 million payment brings the Company's cumulative disbursement from CPRIT to approximately $16.0 million. As of March 24, 2023, grant receivable from CPRIT is approximately $0.1million.
At the Market Offering
From January 27, 2023 through March 24, 2023, the Company sold 142,499 shares of its common shares with gross proceeds of approximately $0.4 million.
SP-3204 - Targeted Protein Degrader
On January 5, 2023 we announced the issuance of U.S. Patent No. 11,535,603, which covers our novel cereblon-binding protein degrader, SP-3204. SP-3204 is a GSPT1 protein degrader and has potential in hematological cancers.
Focused Programs
SP-3164 - A novel targeted protein degrader

The field of Targeted Protein Degradation (TPD) is rapidly growing and attracting a lot of interest from the biggest pharmaceutical companies. The two most common types of protein degraders are molecular glues (MGs) and proteolysis-targeting chimeras (PROTACs). SP-3164 is a next-generation cereblon-binding MG. The first generation MGs, lenalidomide (Revlimid®) and pomalidomide (Pomylast®), have had great success in treating hematological malignancies.
MGs are small molecules that commandeer the body’s normal protein degradation processes by causing proteins to stick to one another thereby inducing selective degradation of cancer-causing proteins. Derived from avadomide, SP-3164 is engineered using DECS (deuterium-enabled chiral switching), a process that replaces hydrogen atoms with deuterium to stabilize the molecule’s active enantiomer, resulting in a novel molecular entity with the potential for increased efficacy and improved safety compared to the 1st generation compound. SP-3164 degrades transcription factors IKZF1 (Ikaros) and IKZF3 (Aiolos), along with other proteins, resulting in both direct anti-cancer activity and immune-modulating properties. SP-3164 has potential in both hematologic and solid tumors and is currently in IND-enabling studies. In preclincial studies, SP-3164 demonstrated more efficient and robust degradation of Ikaros/Aiolos compared to lenalidomide and pomalidomide. Additionally, in animal models of lymphoma and multiple myeloma, treatment with SP-3164 resulted in significant tumor growth inhibition compared to control animals. When SP-3164 was combined with standard of care agents, the result was even more pronounced and in some cases resulted in complete regression of the tumors.
SP-2577
SP-2577 is a small-molecule LSD1 inhibitor with a novel scaffold. The molecule was discovered using structure-based computational screening coupled with chemical screening and further optimization with structure-activity relationship studies.
We believe that SP-2577 is different from the four other LSD1 inhibitors that have active clinical development programs because in addition to inhibiting LSD1’s enzymatic activity, we also believe it more comprehensively inhibits LSD1’s scaffolding properties. To our knowledge, SP-2577 is one of two reversible LSD1 inhibitors in clinical development. The three other LSD1 inhibitors in clinical development are irreversible inhibitors. SP-2577 has differentiated properties that may allow it to be developed in a broader range of cancer indications and in different combination regimens compared to the other LSD1 inhibitors in clinical development. Pharmacokinetic data indicates that SP-2577 can be given at dose levels that achieve drug exposure levels in patients above where activity was demonstrated in preclinical studies. We believe that SP-2577’s profile will allow for more flexible dosing strategies by potentially having a wide therapeutic window. This is being studied and developed in our ongoing clinical program.
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
Program Development
Our goal is to develop SP-3164 and SP-2577 for treatment of cancers while attempting to maximize return for investors. To achieve this goal, our strategy consists of a two-pronged approach: 1) speed-to-market by developing SP-3164 and SP-2577 in high unmet need indications and 2) expand the market by developing SP-3164 and SP-2577 in larger market indications.
SP-3164 Development
Our plan is to develop SP-3164 in high unmet need hematological indications and solid tumors. Our goal is to file an Investigational New Drug (“IND”) application with the U.S. Food and Drug Administration ("FDA") for SP-3164 in the first half of 2023, and begin a Phase 1/2 clinical trial in the second half of 2023. SP-3164's development in hematological indications leverages clinical safety and efficacy data demonstrated by avadomide in hematological malignancies (e.g., Diffuse Large B cell Lymphoma, Follicular Lymphoma) across several clinical trials. SP-3164 is the stabilized, active S-enantiomer of avadomide, which exists as a 1:1 ratio of the S and R enantiomers. However, only the S-enantiomer is the active, anti-cancer species. Therefore, because SP-3164 is the stabilized S-

enantiomer, it has the potential to show improved therapy and safety over avadomide. SP-3164's potential has been demonstrated in in vitro studies and in preclinical mouse models of lymphoma and multiple myeloma. SP-3164 treatment showed robust anticancer activity in cells and tumored mouse models. Encouragingly, in lymphoma preclinical mouse models, treatment with SP-3164 combined with a standard of care agent resulted in complete tumor regressions.
Development of SP-2577 in Ewing Sarcoma Patients
Ewing sarcoma is a rare pediatric cancer with a lack of treatment options. FDA has put in place several different types of incentives for companies pursuing therapeutic treatments for such conditions. We have benefited from several of these incentives, including SP-2577’s orphan designation and status designation as a potential treatment for a “rare pediatric disease.” This means that if proven efficacious with a benefit-risk profile that the FDA judges to be positive and supportive of approval, SP-2577 could qualify for priority review and to receive a priority review voucher ("PRV"), although there can be no assurance that we will be able to do so. If received, we would have the ability to sell the PRV to other qualifying pharmaceutical companies. Additionally, in December 2019 we announced that SP-2577 had been granted Fast Track Designation by the FDA for the treatment of relapsed/refractory Ewing sarcoma patients. Fast Track is a process designed by the FDA to expedite the development and review of new drugs with the potential to treat serious or life-threatening conditions and fill unmet medical needs. The aim is to streamline the drug development and review process by allowing for more frequent communications with the agency to assure that questions and issues are resolved quickly, which often leads to earlier drug approval and access by patients. We initiated a Phase 1/2 clinical trial in the third quarter of 2018 and in the first quarter of 2021 we announced that the recommended Phase 2 dose (RP2D) had been established and the dose expansion phase of the trial would begin. We also announced that we will be combining SP-2577 with a commonly administered 2nd and 3rd line regimen, topotecan and cyclophosphamide in Ewing sarcoma. We hope that this modification will allow us to treat patients earlier in the continuum of care, increase the potential addressable patient population, and facilitate patient access to SP-2577. Additional clinical trials of SP-2577 will be necessary to receive FDA approval.

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

In addition to solid tumors, SP-2577 has shown promising preclinical activity in hematologic cancers. In 2021 we announced the initiation of an MD Anderson Cancer Center sponsored Investigator Initiated Trial studying SP-2577 in combination with azacitidine for the treatment of patients with myelodysplastic syndromes (MDS) or chronic myelomonocytic leukemia (CMML). Myelodysplastic syndromes can progress into Acute Myeloid Leukemia (AML) and data from our ongoing trial could inform development of SP-2577 in hematologic cancers (also referred to as “liquid tumors" or "blood cancer”), including AML. The American Cancer Society estimates there were almost 20,000 new cases of AML in the US alone in 2020.

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

The following figure lists our programs and their respective stages of development:

Clinical Trials
Ewing Sarcoma
We are conducting a multi-site, open-label Phase 1/2 trial of SP-2577 for treatment of patients with relapsed/refractory Ewing sarcoma. Patients must have histologic confirmation of Ewing sarcoma that is refractory or recurrent and must have received one prior course of therapy for the disease. Among other inclusion criteria, patients must be 12 years or older and have a life expectancy of greater than 4 months.
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
We have sixteen sites across the United States in our Phase 1/2 trial of SP-2577 for treatment of Ewing sarcoma.

In October 2022, the Company voluntarily paused new patient enrollment in its Phase 1/2 trial of seclidemstat as a treatment for Ewing sarcoma and FET-rearranged sarcomas per protocol design. The pause in new patient enrollment was due to a metastatic FET-rearranged sarcoma patient death, not an Ewing sarcoma patient death, that was classified as a suspected unexpected serious adverse reaction (SUSAR). Upon review of the SUSAR and available information by the Company’s independent Safety Review Committee for the clinical trial, patients currently receiving seclidemstat treatment may continue treatment after consulting with their physician. During a conference call with the U.S. Food and Drug Administration (FDA) on November 1, 2022, the FDA informed the Company that the agency agreed with the voluntary enrollment pause and, as an administrative action, the FDA provided verbal notification that the Ewing sarcoma and FET-rearranged sarcoma trial was on partial clinical hold. While on partial clinical hold, FDA informed the Company that the pause in patient enrollment shall remain in place and patients currently receiving seclidemstat treatment may continue treatment after consulting with their physician. FDA’s clinical hold procedures provide the Company with an administrative process to work with the FDA to analyze the available data, adjust clinical protocols, and make other changes that may be needed in order to restart patient enrollment.

Hematological Cancers

In June 2021 we announced the initiation of an Investigator Initiated Trial studying SP-2577 in combination with azacitidine for the treatment of patients with myelodysplastic syndromes (MDS) or chronic myelomonocytic leukemia (CMML). The Phase 1/2 trial is being led by Dr. Guillermo Montalban-Bravo from the Department of Leukemia at The University of Texas MD Anderson Cancer Center. The dose-escalation stage of the Phase 1/2 trial will enroll patients aged 18 and older with MDS or CMML. Patients will receive 75 mg/m2 of azacitidine, administered intravenously (IV) or subcutaneously (SC), on days one through seven of each 28-day cycle in combination with an escalating, twice-daily dose of seclidemstat administered as an oral tablet. Once the MTD of the combination is determined by the Safety Review Committee, the dose-expansion stage is planned that will include additional patients to confirm the safety and tolerability profile for seclidemstat in combination with azacitidine and capture efficacy data regarding overall response rate, duration of response, leukemia-free survival, relapse-free survival, and overall survival.
In October, 2022, in response to the Company voluntarily pausing the Phase 1/2 trial of seclidemstat as a treatment in Ewing sarcoma and FET-rearranged sarcomas, MD Anderson also voluntarily paused new patient enrollment. The FDA informed MD Anderson that the agency agreed with the voluntary enrollment pause and, as an administrative action, the FDA provided notification that the MDS and CMML trial was on partial clinical hold. While on partial clinical hold, FDA informed MD Anderson that the pause in patient enrollment shall remain in place and patients currently receiving seclidemstat treatment may continue treatment after consulting with their physician. FDA’s clinical hold procedures provide the Company with an administrative process to work with the FDA to analyze the available data, adjust clinical protocols, and make other changes that may be needed in order to restart patient enrollment.
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
Cancer Prevention and Research Institute of Texas
In June 2016, we entered into a Cancer Research Grant Contract with Cancer Prevention and Research Institute of Texas (“CPRIT”). The grant contract was for an amount up to $18.7 million to fund the development of LSD-1 inhibitor. The grant was subsequently amended to remove $2.6 million related to a discontinued prostate cancer program. This is a 3-year grant award which originally expired on May 31, 2019. The grant now expires on May 31, 2023. The Company has applied for extension until November 30, 2023. As of March 24, 2023 grant receivable balance from CPRIT is approximately $0.1 million.
Upon commercialization of SP-2577, and if our revenue is above a specified dollar threshold, we will be required to pay up to 3%-5% of such revenue during the revenue term until CPRIT receives an amount equal to a single digit multiple of the total grant award. The revenue term is determined on a country by country basis as revenue during the period beginning on the date of the first commercial sale of a product or service until there no longer exists any exclusivity for a commercial product or service in such country, which may be as late as 2037. In the event CPRIT receives such specified percentage of the total grant award from us during the revenue term, we will continue to pay CPRIT a reduced revenue sharing percentage during the remainder of the revenue term. Additionally, if we are required to obtain a license under the intellectual property rights of one or more third parties in order to sell commercial products in any given country, then the revenue sharing percentages may be reduced.
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
DeuteRx, LLC
On January 12, 2022, we entered into the ASCA with DeuteRx, LLC, pursuant to which we acquired targeted protein development portfolio.
The portfolio was purchased for an aggregate purchase price of $1,500,000 and the delivery of 40,000 shares of our common stock. We also agreed to pay to Seller (i) milestone payments upon the occurrence of certain events and (ii) royalty payments. All cost related to the transaction were immediately expensed in 2022 as acquired in-process research and development expenses since SP-3164 has not yet achieved regulatory approval and, absent obtaining such approval, has no alternative future use. A member of the Company’s Board of Directors also serves as a consultant to the Seller and is employed by an affiliate of the Seller.
Simultaneously with our entry into the ASCA, we and DeuteRx entered into the R&D Services Agreement, which sets forth the terms and conditions upon which DeuteRx will provide services to us, including the implementation and performance of a Non-Clinical and Clinical Development Scope of Work.
Manufacturing, Sales and Marketing
The Company currently has no manufacturing facilities, nor does it have a sales and marketing organization because our product candidates are still in preclinical or early-stage clinical development.
Intellectual Property
As of December 31, 2022, we had a SP-2577 worldwide portfolio of 71 patents and patent applications of which 64 were issued or allowed and 7 are pending applications. This portfolio includes (i) composition of matter and methods of use patents on our lead candidate, SP-2577. Transaction have claims that cover the composition of matter of SP-3164 with a patent term expiration of January 14, 2034. The patents and patent applications related to SP-2577 are owned by the University of Utah Research Foundation and are exclusively licensed to us.
In the United States, our anticipated first target market, we have two composition of matter patents (US#8,987,335 and US#9,266,838) and two methods of use patents (US#9,642,857, US#9,555,024) protecting SP-2577 and related compounds which will expire in 2032.
As of December 31, 2022 the targeted degradation patent portfolio consisted of 5 patent families with 13 granted patents and 4 pending applications acquired in the DeuteRx Transaction.

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
Competition
SP-3164: Targeted Protein Degradation and Competitive Differentiation
The field of Targeted Protein Degradation (TPD) is rapidly growing and attracting a lot of interest from the biggest pharmaceutical companies. The two most common types of protein degraders are molecular glues (MGs) and proteolysis-targeting chimeras (PROTACs). SP-3164 is a next-generation CRBN-binding MG. There are several MGs in clinical development (see table below for select MGs in development) and additional compounds in IND-enabling studies.

Compound Name	Company	Main Protein Targets	Indications (Phase of development)
Iberdomide (CC-220)	Bristol Myers Squibb (BMS)	Ikaros/Aiolos (I/A)	MM (Phase 3), NHL (Phase 1/2)
Mezigdomide (CC-92480)	BMS	I/A	R/R MM and ND MM (Phase 3)
CC-99282	BMS	I/A	NHL (Phase 1b), CLL (Phase 1b)
CFT7455	C4 Therapeutics	I/A	NHL and MM (Phase 1)
BTX-1188	BioTheryX	GSPT1, I/A	AST, NHL and AML (Phase 1)

To the best of our knowledge, SP-3164 will be the first, deuterium- stabilized cereblon-binding drug to enter the clinic. Based on preclinical studies, SP-3164 may have advantageous pharmacokinetic properties that could increase tolerability. Compared to MGs currently on the market including Revlimid® and Pomalyst®, SP-3164 showed more robust degradation of Ikaros and Aiolos and resulted in improved tumor growth inhibition in mouse models. In addition, although SP-3164 is currently in IND-enabling studies, there is extensive clinical data generated by the first-generation compound, avadomide, that SP-3164 can build upon. This includes development of a precision medicine approach to select for patients who may be more sensitive to SP-3164.
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
We believe that SP-2577 is differentiated in its ability to effectively inhibit LSD1’s scaffolding properties in addition to LSD1’s demethylation activity. Compared to irreversible LSD1 inhibitors, our molecule has a novel binding mechanism (reversible as opposed to irreversible) and binding location (closer to substrate binding site as opposed to the FAD cofactor of LSD1). This was demonstrated in a study conducted by A. Sehrawat, et al. in “LSD1 activates a Lethal Prostate Cancer Gene Network Independently of its Demethylase Function” with SP-2509, an analogue of SP-2577. Compared to LSD1 inhibitors in clinical development, SP-2577 binds to LSD1 in a different manner, which we hypothesizes may grant it therapeutic advantages over the competition. To further justify this hypothesis, we compared the affect of SP-2577, GSK-LSD1 (analogue to GSK's former clinical candidate), CC-90011 (Celgene's reversible, enzymatic inhibiting clinical candidate), and ORY-1001 (Oryzon's irreversible, enzymatic-inhibiting clinical candidate)  on cell viability in vitro. SP-2577 was able to better inhibit cell growth across 32 cancer cell types compared to GSK-LSD1, 20 cell types compared to CC-90011, and 40 cell lines compared to ORY-1001.
Government Regulation and Product Approvals
United States Government Regulation
In the United States, pharmaceutical products are subject to extensive regulation by the FDA. The Federal Food, Drug, and Cosmetic Act, the FDA’s implementing regulations, and other federal and state statutes and regulations, govern, among other things, the research, development, testing, manufacture, quality control, safety, effectiveness, storage, recordkeeping, approval, labeling, promotion and marketing, distribution, post-approval monitoring and reporting, sampling and import and export of pharmaceutical products. We cannot market a drug product candidate in the United States until the drug has received FDA approval.
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
An approval letter authorizes commercial marketing of the drug with specific prescribing information for specific indications. Even if the FDA approves a product, it may limit the approved indications for use of the product, require that contraindications, warnings or precautions be included in the product labeling, require that post- approval studies, including Phase 4 clinical trials, be conducted to further assess a drug’s safety after approval, require testing and surveillance programs to monitor the product after commercialization, or impose other conditions, including distribution and use restrictions or other risk management mechanisms under a REMS to ensure that the benefits of the drug outweigh the potential risks. The requirement for a REMS can materially affect the potential market and profitability of the drug. The FDA may prevent or limit further marketing of a product based on the results of post-marketing studies or surveillance programs. Once granted, product approvals may be withdrawn if compliance with regulatory standards is not maintained, FDA determines the risk outweighs the benefits of the product or other problems are identified following initial marketing.
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
Additionally, a product may be eligible for accelerated approval under subpart H if it treats a serious or life-threatening disease or condition, provides meaningful advantage over existing treatments, and demonstrates an effect on a surrogate endpoint that is reasonably likely to predict a clinical benefit or on an intermediate clinical endpoint. If a product qualifies for accelerated approval, the product may be approved based on an effect on a surrogate endpoint or intermediate clinical endpoint that is reasonably likely to predict the drug’s clinical benefit. As a condition of accelerated approval, the FDA will require that a sponsor of a drug product subject to accelerated approval perform an adequate and well-controlled post-marketing clinical trial to confirm clinical benefit. If a sponsor fails to conduct any required post-approval trial with “due diligence” FDA may withdraw the drug from the market. In addition, the FDA currently requires as a condition for accelerated approval that promotional materials be submitted in advance of initial dissemination, which could adversely impact the timing of the commercial launch of the product.
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

Post-Approval Requirements
Once an NDA is approved, a product is subject to extensive continuing post-approval requirements. Any drug products manufactured or distributed by us pursuant to FDA approvals are subject to continuing regulation by the FDA, including, among other things, record-keeping requirements, reporting of adverse experiences with the drug, providing the FDA with updated safety and efficacy information, drug sampling and distribution requirements, complying with certain electronic records and signature requirements, and complying with FDA promotion and advertising requirements. For example, as a condition of approval of the NDA , the FDA may require post-marketing testing and surveillance to monitor the product’s safety or efficacy.
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
Some countries outside of the United States have a similar process that requires the submission of a clinical trial application (“CTA”), much like the IND prior to the commencement of human clinical trials. In Europe, for example, a CTA must be submitted to a single EU portal for harmonized assessment at EU level with additional ethics review on each country’s national level, much like the FDA and an IRB, respectively. Once the CTA is approved in accordance with a country’s requirements, a clinical trial may proceed in that country. To obtain regulatory approval to commercialize a new drug under European Union regulatory systems, we must submit a marketing authorization application (“MAA”). The MAA is similar to the NDA, with the exception of, among other things, country-specific document requirements.
Other Healthcare Laws

Although we currently do not have any products on the market, our current and future business operations may be subject to additional healthcare regulation and enforcement by the federal government and by authorities in the states and foreign jurisdictions in which we conduct our business. Such laws include, without limitation, state and federal anti-kickback, fraud and abuse, false claims, privacy and security, price reporting and physician sunshine laws. Some of our pre-commercial activities are subject to some of these laws.
The federal Anti-Kickback Statute makes it illegal for any person or entity, including a prescription drug manufacturer or a party acting on its behalf to knowingly and willfully, directly or indirectly, solicit, receive, offer, or pay any remuneration in cash or in kind that is intended to induce or reward the referral of business, including the purchase, order, or lease of any, item or service for which payment may be made under a federal healthcare program, such as Medicare or Medicaid. The term “remuneration” has been broadly interpreted to include anything of value. The Anti-Kickback Statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on one hand and prescribers, purchasers, formulary managers and beneficiaries on the other.
Although there are a number of statutory exceptions and regulatory safe harbors protecting some common activities from prosecution, the exceptions and safe harbors are drawn narrowly. Practices that involve remuneration that may be alleged to be intended to induce prescribing, purchases or recommendations may be subject to scrutiny if they do not qualify for an exception or safe harbor. Failure to meet all of the requirements of a particular applicable statutory exception or regulatory safe harbor does not make the conduct per se illegal under the Anti-Kickback Statute. Instead, the legality of the arrangement will be evaluated on a case-by-case basis based on a cumulative review of all its facts and circumstances. Several courts have found that the Anti-Kickback Statute may be violated if any one purpose of an arrangement involving remuneration is to induce referrals of federal healthcare program business. In addition, liability may be established without actual knowledge of the statute or specific intent to violate it. Violations of this law are punishable by up to ten years in prison, and can also result in criminal fines, civil money penalties and exclusion from participation in federal healthcare programs.
Moreover, a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal civil False Claims Act.
The federal civil False Claims Act, prohibits, among other things, individuals or entities from knowingly presenting, or causing to be presented, a false or fraudulent claim for payment of government funds or knowingly making, using or causing to be made or used, a false record or statement material to an obligation to pay money to the government or knowingly concealing or knowingly and improperly avoiding, decreasing or concealing an obligation to pay money to the federal government. Persons and entities can be held liable under these laws if they are deemed to “cause” the submission of false or fraudulent claims by, for example, providing inaccurate billing or coding information to customers or promoting a product off-label. Many pharmaceutical and other healthcare companies have been investigated and have reached substantial financial settlements with the federal government under the civil False Claims Act for a variety of alleged improper marketing activities, including: providing free product to customers with the expectation that the customers would bill federal programs for the product; providing sham consulting fees, grants, free travel and other benefits to physicians to induce them to prescribe the company’s products; and inflating prices reported to private price publication services, which are used to set drug payment rates under government healthcare programs. Penalties for federal civil False Claims Act violations may include up to three times the actual damages sustained by the government, plus mandatory civil penalties of between $13,508 and $27,018 for each separate false claim, the potential for exclusion from participation in federal healthcare programs, and, although the federal False Claims Act is a civil statute, False Claims Act violations may also implicate various federal criminal statutes.
The healthcare fraud provisions of the Health Insurance Portability and Accountability Act (“HIPAA”) prohibit knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program, including private third- party payors, knowingly and willfully embezzling or stealing from a healthcare benefit program, willfully obstructing a criminal investigation of a healthcare offense, and knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services. Like the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation.
Also, many states have analogous laws and regulations, such as state anti-kickback and false claims laws, which may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers; laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government or otherwise restrict payments that may be made to certain healthcare providers; laws that require drug manufacturers to report information related to clinical trials, or information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures; state laws that restrict the ability of manufacturers to offer co-pay support to patients for certain prescription drugs; and state laws and local ordinances that require identification or licensing of sales representatives.
HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act (“HITECH”), and their implementing regulations, including the final omnibus rule published on January 25, 2013, mandates, among other things, the adoption of uniform standards for the electronic exchange of information in common healthcare transactions, as well as standards relating to the privacy and security of individually identifiable health information, which require the adoption of administrative, physical and technical safeguards to protect such information. Among other things, HITECH makes HIPAA’s security standards directly applicable to business associates, defined as certain persons or entities that create, receive, maintain or transmit protected health information in connection with providing a specified service for or on behalf of a covered entity. HITECH also increased the civil and criminal penalties that may be imposed against covered entities and business associates, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorney’s fees and costs associated with pursuing federal civil actions. Although we are not directly subject to HIPAA, we may obtain health information from third parties that are subject to privacy and security requirements under HIPAA, and other privacy and data security and consumer protection laws, and we could potentially be subject to criminal penalties if we, our affiliates, or our agents knowingly receive individually identifiable health information maintained by a HIPAA-covered entity in a manner that is not authorized or permitted by HIPAA, and subject to other civil and/or criminal penalties if we obtain, use, or disclose information in a manner not permitted by other privacy and data security and consumer protection laws. In addition, certain state laws govern the privacy and security of health information in certain circumstances, some of which are more stringent than HIPAA and many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts. Failure to comply with these laws, where applicable, can result in the imposition of significant civil and/or criminal penalties.
The U.S. federal Physician Payment Sunshine Act, implemented as the Open Payments Program, requires manufacturers of drugs, devices, biologics, and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to CMS information related to direct or indirect payments and other transfers of value to physicians and teaching hospitals (and certain other practitioners as of 2022), as well as ownership and investment interests held in the company by physicians and their immediate family members.
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
In addition, other legislative changes have been proposed and adopted since the ACA was enacted. In August 2011, President Obama signed into law the Budget Control Act of 2011, which, among other things, created the Joint Select Committee on Deficit Reduction to recommend to Congress proposals in spending reductions. The Joint Select Committee did not achieve a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, triggering the legislation’s automatic reduction to several government programs. These included reductions to Medicare payments to providers of, on average, 2% per fiscal year, which went into effect on April 1, 2013 and, due to subsequent legislative amendments to the statute, will stay in effect through 2031. Sequestration is currently set at 2% and will increase to 2.25% for the first half of fiscal year 2030, to 3% for the second half of fiscal year 2030, and to 4% for the remainder of the sequestration period that lasts through the first six months of fiscal year 2031.
Additionally, in January 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to types of several providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.
Moreover, the Drug Supply Chain Security Act, enacted in 2013, imposes new obligations on manufacturers of pharmaceutical products, among others, related to product tracking and tracing, which will be phased in over several years beginning in 2016. Among the requirements of this legislation, manufacturers will be required to provide certain information regarding the drug product to individuals and entities to which product ownership is transferred, label drug product with a product identifier, and keep certain records regarding the drug product. The transfer of information to subsequent product owners by manufacturers will eventually be required to be done electronically. Manufacturers will also be required to verify that purchasers of the manufacturers’ products are appropriately licensed. Further, under this new legislation, manufacturers will have drug product investigation, quarantine, disposition, and notification responsibilities related to counterfeit, diverted, stolen, and intentionally adulterated products, as well as products that are the subject of fraudulent transactions or which are otherwise unfit for distribution such that they would be reasonably likely to result in serious health consequences or death.
Further, on August 16, 2022, President Biden signed the Inflation Reduction Act of 2022, or IRA, into law. The IRA introduces several changes to the Medicare Part D benefit, including a limit on annual out-of-pocket costs and a change in manufacturer liability under the program. The IRA sunsets the current Part D coverage gap discount program starting in 2025 and replaces it with a new manufacturer discount program. Failure to pay a discount under this new program will be subject to a civil monetary penalty. In addition, the IRA establishes a Medicare Part B inflation rebate scheme effective January 2023 and a Medicare Part D inflation rebate scheme effective October 2022, under which, generally speaking, manufacturers will owe rebates if the price of a Part B or Part D drug increases faster than the pace of inflation. Failure to timely pay a Part B or D inflation rebate is subject to a civil monetary penalty. The IRA also creates a drug price negotiation program under which the prices for Medicare units of certain high Medicare spend drugs and biologicals without generic or biosimilar competition will be capped by reference to, among other things, a specified non-federal average manufacturer price starting in 2026. Failure to comply with requirements under the drug price negotiation program is subject to an excise tax and/or a civil monetary penalty. Congress continues to examine various policy proposals that may result in pressure on the prices of prescription drugs with respect to the government health benefit programs and otherwise. The IRA or other legislative changes could impact the market conditions for our product candidates.
It is possible that the ACA, as currently enacted or as may be amended in the future, as well as other healthcare reform measures, may result in more rigorous coverage criteria and less favorable payment methodologies, or other downward pressure on the price that we may receive for any approved product. Any reduction in reimbursement from Medicare, Medicaid, or other government programs may result in a similar reduction or restriction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenues, attain profitability, or successfully commercialize our products.

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
Employees and Human Capital Resources
As of March 8, 2023, we had 12 full-time employees. We have never had a work stoppage, and none of our employees are represented by a labor organization or under any collective bargaining arrangements. We consider our employee relations to be good.
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
Risks Related to our Ability to Continue as a Going Concern
We have incurred losses since our inception, have a limited operating history on which to assess our business, and anticipate that we will continue to incur significant losses for the foreseeable future which together with our limited working capital, and lack of revenue from product sales, raises substantial doubt about our financial viability and as to whether we will be able to continue as a going concern.
Our auditor’s report on our financial statements for the year ended December 31, 2022, includes an explanatory paragraph related to the existence of substantial doubt about our ability to continue as a going concern. We are a clinical development-stage biopharmaceutical company with a limited operating history. We have no products approved for commercial sale and have not generated any revenue from product sales. To date, we have primarily financed our operations through equity financings and a grant from CPRIT. We have never been profitable and have incurred operating losses in each year since inception. Our net losses were $31.6 million and $12.8 million for each of the years ended December 31, 2022 and December 31, 2021.
We will continue to require substantial additional capital to continue our clinical development and potential commercialization activities. Accordingly, we will need to raise substantial additional capital to continue to fund our operations. We cannot be certain that additional funding will be available on acceptable terms, or at all, for a number of reasons, including market conditions, and the pace and results of our clinical development efforts. Failure to raise capital as and when needed, on favorable terms or at all, would have a negative impact on our financial condition and our ability to continue operations. Further, if we are unable to raise additional capital in sufficient amounts, when required or on acceptable terms, we also could be required to (i) delay, limit, reduce or terminate the drug development of our current or future product candidates, or seek collaborators for one or more of our current or future product candidates at an earlier stage than otherwise would be desirable or on terms that are less favorable than might otherwise be available; or (ii) significantly curtail our operations, liquidate our assets or seek bankruptcy. The aforementioned factors, which are largely outside of our control, raise substantial doubt about our ability to continue as a going concern within one year from the date of filing of this annual report. We have prepared our financial statements on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts of liabilities that might be necessary should we be unable to continue in existence.
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
Risks Related to the Development of our Product Candidates
It may take considerable time and expense to resolve the partial clinical hold that has been placed on our Phase 1/2 trial of seclidemstat as a treatment for Ewing sarcoma and FET-rearranged sarcomas by the FDA, and no assurance can be given that the FDA will remove the partial clinical hold, in which case our business and prospects will likely suffer material adverse consequences.

On October 18, 2022, we announced that per protocol design, we voluntarily paused new patient enrollment in our Phase 1/2 trial of seclidemstat as a treatment for Ewing sarcoma and FET-rearranged sarcomas. The pause in new patient enrollment was due to a metastatic FET-rearranged sarcoma patient death, not an Ewing sarcoma patient death that was classified as a suspected unexpected serious adverse reaction (SUSAR). At the time, we also announced that our independent Safety Review Committee for the clinical trial determined that patients currently receiving seclidemstat treatment could continue treatment after consulting with their physician.

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

It may take a considerable period of time, the length of which is not certain at this time, and expense for us to fully analyze the available data and address the FDA’s concerns. Even if we are able to fully respond to the FDA’s concerns, the FDA may subsequently make additional requests that we would need to fulfill prior to the lifting of the partial clinical hold. It is possible that we will be unable to fully address the FDA’s concerns and as a result the partial clinical hold may never be lifted and we may never be able to enroll new patients in the clinical trial, , which could have a material adverse effect on our business and prospects.

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
If we or others identify undesirable side effects caused by our product candidates either before or after receipt of marketing approval, a number of potentially significant negative consequences could result, including but not limited to:

•our clinical trials may be put on hold, such as the partial clinical hold that has been placed on our Phase 1/2 trial of seclidemstat as a treatment for Ewing sarcoma and FET-rearranged sarcomas;

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
We currently have one product candidate, seclidemstat, in Phase 1/2 clinical trials for Ewing sarcoma and FET-rearranged sarcomas. There can be no assurance that the data that we develop for our product candidates in our planned indications will be sufficient to obtain regulatory approval.
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
•willingness or availability of patients to participate in our clinical trials;
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
We received substantial funding during the year ended December 31, 2022 including reimbursement from CPRIT. Other than the CPRIT funding, these raises caused significant dilution to stockholders who owned our shares of Common Stock prior to these capital raises. To the extent that we raise additional capital through the sale of equity, convertible debt or other securities convertible into equity the ownership interest of our stockholders will be diluted, and the terms of these new securities may include liquidation or other preferences that adversely affect rights of our equity holders. Debt financing, if available at all, would likely involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, making additional product acquisitions, or declaring dividends. If we raise additional funds through strategic collaborations or licensing arrangements with third parties, we may have to relinquish valuable rights to our product candidates or future revenue streams or grant licenses on terms that are not favorable to us. We cannot be assured that we will be able to obtain additional funding when necessary to fund our entire portfolio of product candidates to meet our projected plans. If we are unable to obtain funding on a timely basis, we may be required to delay or discontinue one or more of our development programs or the commercialization of any product candidates or be unable to expand our operations or otherwise capitalize on potential business opportunities, which could materially harm our business, financial condition, and results of operations.
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
•The FDA or a comparable regulatory authority outside the United States may require us to conduct additional pre-clinical and clinical testing, which may delay or prevent approval and our commercialization plans or cause us to abandon the development program. Further, any approval we receive may be for fewer or more limited indications than we request, may not include labeling claims necessary for successful commercialization of the product candidate, or may be contingent upon our conducting costly post-marketing clinical trials. Any of these scenarios could materially harm the commercial prospects of a product candidate, and our operations will be adversely affected.
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
The IRA, which was enacted into law on August 16, 2022, introduces several changes to the Medicare Part D benefit, including a limit on annual out-of-pocket costs and a change in manufacturer liability under the program. The IRA sunsets the current Part D coverage gap discount program starting in 2025 and replaces it with a new manufacturer discount program. Failure to pay a discount under this new program will be subject to a civil monetary penalty. In addition, the IRA establishes a Medicare Part B inflation rebate scheme effective January 2023 and a Medicare Part D inflation rebate scheme effective October 2022, under which, generally speaking, manufacturers will owe rebates if the price of a Part B or Part D drug increases faster than the pace of inflation. Failure to timely pay a Part B or D inflation rebate is subject to a civil monetary penalty. The IRA also creates a drug price negotiation program under which the prices for Medicare units of certain high Medicare spend drugs and biologicals without generic or biosimilar competition will be capped by reference to, among other things, a specified non-federal average manufacturer price starting in 2026. Failure to comply with requirements under the drug price negotiation program is subject to an excise tax and/or a civil monetary penalty. Congress continues to examine various policy proposals that may result in pressure on the prices of prescription drugs with respect to the government health benefit programs and otherwise. The IRA or other legislative changes could impact the market conditions for our product candidates.
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
If we obtain FDA approval for any of our product candidates and begin commercializing those products in the United States, our operations may be subject to various federal and state fraud and abuse laws, including, without limitation, the federal Anti-Kickback Statute, the federal False Claims Act, and federal and state transparency laws and regulations. These laws may impact, among other things, our proposed sales, marketing, and education programs. In addition, we may be subject to patient privacy regulation by both the federal government and the states in which we conduct our business. These laws, which are described in further detail in Government Regulation and Product Approvals – Other Healthcare Laws include:
•the federal Anti-Kickback Statute, which prohibits, among other things, persons from knowingly and willfully soliciting, receiving, offering or paying remuneration, directly or indirectly, to induce, or in return for, the purchase or recommendation of an item or service reimbursable under a federal healthcare program, such as the Medicare and Medicaid programs;
•federal civil False Claims Act, which prohibits, among other things, individuals or entities from knowingly presenting, or causing to be presented, a false or fraudulent claim for payment of government funds, or knowingly making, using or causing to be made or used, a false record or statement material to an obligation to pay money to the government or knowingly concealing or knowingly and improperly avoiding, decreasing or concealing an obligation to pay money to the federal government;
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
•the U.S. federal Physician Payment Sunshine Act, which requires manufacturers of drugs, devices, biologics, and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to CMS information related to direct or indirect payments and other transfers of value to physicians and teaching hospitals (and certain other practitioners as of 2022), as well as ownership and investment interests held in the company by physicians and their immediate family members; and
•state law equivalents of each of the above federal laws, such as anti-kickback and false claims laws that may apply to items or services reimbursed by any third-party payor, including governmental and private payors, laws that require manufacturers to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government, or otherwise restrict payments that may be made to healthcare providers and other potential referral sources, state laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures, and state laws governing the privacy and security of health information in specified circumstances, many of which differ from each other in significant ways and may not have the same scope or application, thus complicating compliance efforts.
Efforts to ensure that our collaborations with third parties, and our business generally, will comply with applicable United States and healthcare laws and regulations will involve substantial costs. It is possible that governmental authorities will conclude that our business practices may not comply with current or future statutes, regulations or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our operations are found to be in violation of any of these laws or any other governmental laws and regulations that may apply to us, we may be subject to significant civil, criminal and administrative penalties, damages, fines, imprisonment, exclusion of products from government funded healthcare programs, contractual damages, reputational harm, disgorgement, curtailment or restricting of our operations, any of which could substantially disrupt our operations and diminish our profits and future earnings. If any of the physicians or other providers or entities with whom we expect to do business is found not to be in compliance with applicable laws, they may be subject to criminal, civil or administrative sanctions, including exclusions from government funded healthcare programs. The risk of our being found in violation of these laws is increased by the fact that many of them have not been fully interpreted by the regulatory authorities or the courts, and their provisions are open to a variety of interpretations.
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

Depending on the timing, duration, and conditions of FDA marketing approval of our product candidates, one or more of our United States patents may be eligible for patent term extension under the Hatch-Waxman Act. Patent term extensions under the Hatch-Waxman Act in the United States and under supplementary protection certificates in Europe may be available to extend the patent or data exclusivity terms of our product candidates. We will likely rely on patent term extensions, and we cannot provide any assurances that any such patent term extensions will be obtained and, if so, for how long. However, we may not receive an extension if we fail to apply within applicable deadlines, fail to apply prior to expiration of relevant patents or otherwise fail to satisfy applicable requirements. Moreover, the length of the extension could be less than we request. If we are unable to obtain patent term extension or the term of any such extension is less than we request, the period during which we can enforce our patent rights for that product may not extend beyond the current patent expiration dates and competitors may obtain approval to market competing products sooner. As a result, we may not be able to maintain exclusivity for our product candidates for an extended period after regulatory approval, if any, which would negatively impact our business, financial condition, results of operations and prospects. If we do not have sufficient patent terms or regulatory exclusivity to protect our product candidates, our business and results of operations will be adversely affected.
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
We are a small company with a limited number of employees performing multiple tasks each. We are highly dependent on David J. Arthur, our president and chief executive officer, and Mark J. Rosenblum, our executive vice president of finance and chief financial officer, the loss of service from either may adversely impact the achievement of our objectives. Although Mr. Arthur's employment agreement contains a non-compete provision for a period of one year following the termination of his employment agreement, he could leave our employment at any time, as he is an “at will” employee. Recruiting and retaining other qualified employees, consultants, and advisors for our business, including scientific and technical personnel, will also be critical to our success. There is currently a shortage of highly qualified personnel in our industry, which is likely to continue. Additionally, this shortage of highly qualified personnel is particularly acute in the area where we are located. As a result, competition for personnel is intense and the turnover rate can be high. We may not be able to attract and retain personnel on acceptable terms given the competition among numerous pharmaceutical and biotechnology companies for individuals with similar skill sets. In addition, failure to succeed in development and commercialization of our product candidates may make it more challenging to recruit and retain qualified personnel. The inability to recruit and retain qualified personnel, or the loss of the services of Mr. Arthur or Mr. Rosenblum may impede the progress of our research, development, and commercialization objectives and would negatively impact our ability to succeed in our product development strategy.
We will need to expand our organization and we may experience difficulties in managing this growth, which could disrupt our operations.
As of March 8, 2023, we had 12 full-time employees. As our development and commercialization plans and strategies develop, we expect to need additional managerial, operational, sales, marketing, financial, legal, and other resources. Our management may need to divert a disproportionate amount of its attention away from its day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, operational mistakes, loss of business opportunities, loss of employees, and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of additional product candidates. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate and/or grow revenue could be reduced and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize product candidates and compete effectively will depend, in part, on our ability to effectively manage any future growth.
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
[As of March 20, 2023, we had approximately 151 record holders of our common stock. Because many of our shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of individual stockholders represented by these record holders.
Equity Compensation Plan Information
Information required by Item 5 of Form 10-K regarding our equity compensation plans is incorporated herein by reference from Item 12 of Part III of this Annual Report on Form 10-K.
Recent Sales of Unregistered Securities
Other than as previously disclosed on our Current Reports on Form 8-K or Quarterly Reports on Form 10-Q filed with the SEC, we did not issue any unregistered equity securities during the twelve months ended December 31, 2022.

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
Overview

We are a clinical-stage biotechnology company focused on developing effective targeted cancer treatments for indications with high unmet medical need. Our technologies correct the dysregulated gene expression of diseased cells and thereby inhibit cancer progression. In certain cancers, the proteins that regulate gene expression become dysregulated and incorrectly turn genes “on” or “off,” which can lead to disease development and progression. We are developing two classes of drugs that address gene dysregulation: epigenetic drugs and targeted protein degraders. Our lead epigenetic enzyme technology was licensed from the University of Utah Research Foundation in 2011. In January 2022 we acquired our lead targeted protein degrader from DeuteRx.
Epigenetics refers to the system that regulates gene expression through conformational changes to the chromatin rather than changes to the DNA sequence itself. Seclidemstat (“SP-2577”), is a small molecule that inhibits the epigenetic enzyme lysine specific demethylase 1 (“LSD1”). LSD1 is an enzyme that removes mono- and di-methyl marks on histones (core protein of chromatin) to alter gene expression. LSD1’s enzymatic activity can cause genes to turn on or off and thereby affect the cell’s gene expression and overall activity. In addition, LSD1 can act via its scaffolding properties, independently of its enzymatic function, to alter gene expression and modulate cell fate. In healthy cells, LSD1 is necessary for stem cell maintenance and cell development processes. However, in several cancers LSD1 is highly expressed and acts aberrantly to incorrectly silence or activate transcription of genes leading to disease progression. High levels of LSD1 expression are often associated with aggressive cancer phenotypes and poor patient prognosis. Hence, development of targeted LSD1 inhibitors is of interest for the treatment of various cancers. SP-2577 uses a novel, reversible mechanism to effectively inhibit LSD1’s enzymatic and scaffolding properties and thereby treat and prevent cancer progression.
On October 18, 2022, the Company voluntarily paused new patient enrollment in its Phase 1/2 trial of seclidemstat as a treatment for Ewing sarcoma and FET-rearranged sarcomas per protocol design. The pause in new patient enrollment was due to a metastatic FET-rearranged sarcoma patient death that was classified as a suspected unexpected serious adverse reaction (SUSAR). Upon review of the SUSAR and available information by the Company’s independent Safety Review Committee for the clinical trial, patients currently receiving seclidemstat treatment may continue treatment after consulting with their physician. During a conference call with the U.S. Food and Drug Administration (FDA) on November 1, 2022, the FDA informed the Company that the agency agreed with the voluntary enrollment pause and, as an administrative action, the FDA provided verbal notification that the Ewing sarcoma and FET-rearranged sarcoma trial was on partial clinical hold. While on partial clinical hold, the FDA informed the Company that the pause in patient enrollment shall remain in place and patients currently receiving seclidemstat treatment may continue treatment after consulting with their physician. FDA’s clinical hold procedures provide the Company with an administrative process to work with the FDA to analyze the available data, adjust clinical protocols, and make other changes that may be needed in order to restart patient enrollment.
Our first indication of interest for SP-2577 is a devastating bone and soft-tissue cancer called Ewing sarcoma. Ewing sarcoma mostly afflicts adolescents and young adults, with the median age of diagnosis being approximately 15 years of age. The most commonly expressed fusion oncoprotein in Ewing sarcoma is the EWS-FLI fusion protein, which is present in approximately 85% of Ewing sarcoma cases. The LSD1 enzyme associates with EWS-FLI (and other E26 Transformation-Specific (“ETS”) fusion proteins) and is thought to promote tumorigenesis. We believe the SP-2577 molecule helps inhibit EWS-FLI activity by disrupting EWS-FLI from associating with coregulators (including LSD1) that are necessary for its cancer promoting activity. Therefore, we believe that SP-2577 can potentially reverse the aberrant gene expression and thereby possibly prevent Ewing sarcoma cell proliferation and even promote cell death. Preclinical studies of SP-2577 in certain Ewing sarcoma animal models show a significant tumor reduction as well as a significant survival benefit compared to untreated animals. Our ongoing Phase 1/2 clinical trial is designed as a single agent dose escalation followed by a dose expansion study. The trial can enroll up to 50 relapsed or refractory Ewing sarcoma patients. The primary objectives of the study are to assess the safety and tolerability of SP-2577. Secondary objectives include assessing preliminary efficacy of SP-2577.
As LSD1 can associate with over 60 regulatory proteins other than EWS-FLI, we believe that LSD1 may also play a critical role in progression of various other cancer types. These include both solid tumors and hematologic malignancies. In the second quarter of 2019, we initiated a second company-sponsored Phase 1 trial to study SP-2577 in Advanced Solid Tumors and in the first quarter of 2022 the study was completed. The Advanced Solid Tumor (“AST”) trial was a single agent dose escalation, dose expansion study enrolling patients with advanced malignancies, excluding Ewing sarcoma or central nervous system tumors.
In addition, data from “LSD1 Ablation Stimulates Anti-tumor Immunity and Enables Checkpoint Blockade” by W. Sheng, et al. and “Inhibition of Histone Lysine-specific Demethylase 1 Elicits Breast Tumor Immunity and Enhances

Antitumor Efficacy of Immune Checkpoint Blockade” by Y. Qin, et al. suggests that LSD1 plays a role in tumor immune activity and can sensitize tumors to checkpoint inhibitors. These recent works have sparked interest in combining LSD1 inhibitors with checkpoint inhibitors.
Targeted Protein Degradation (TPD) is rapidly growing and attracting a lot of interest from the biggest pharmaceutical companies. SP-3164 is a novel, differentiated targeted protein degrader. Our plan is to develop SP-3164 in high unmet need hematological and solid tumor indications. SP-3164's development in hematological indications leverages the clinical safety and efficacy data demonstrated by avadomide in hematological malignancies (e.g., Diffuse Large B cell Lymphoma, Follicular Lymphoma) across several clinical trials. SP-3164 is the stabilized, active S-enantiomer of avadomide, which exists as a 1:1 ratio of the S and R enantiomers. However, only the S-enantiomer is the active, anticancer species. Therefore, since SP-3164 is the stabilized S-enantiomer, it has the potential to show improved therapy and safety over avadomide. SP-3164's potential has been demonstrated in in vitro studies and in preclinical mouse models of lymphoma and multiple myeloma. SP-3164 treatment showed robust anticancer activity in cells and tumored mouse models. Encouragingly, in lymphoma preclinical mouse models, treatment with SP-3164 combined with a standard of care agent resulted in complete tumor regressions.
We have no products approved for commercial sale and have not generated any revenue from product sales. We have never been profitable and have incurred operating losses in each year since inception. We had an accumulated deficit of $63.8 million as of December 31, 2022. Substantially all of our operating losses resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations.
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
As of December 31, 2022, we had cash and cash equivalents of $12.1 million. We have received $16.0 million since inception of the grant. To date, our funding source have been limited to a CPRIT grant and the sale of equity securities. We believe that as of December 31, 2022, CPRIT fund matching requirements had been fully met. Additionally, during the twelve months ended December 31, 2022, we received $2.0 million cash from equity offerings.
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
Results of Operations
The following table sets forth the consolidated results of our operations for the year ended December 31, 2022 compared to the year ended December 31, 2021.

	Year ended December 31		Change
	2022	2021	$
Grant revenue	$—	$1,840,216	$(1,840,216)
Research and development expenses	15,836,828	8,548,520	7,288,308
General and administrative expenses	7,138,403	6,104,627	1,033,776
Change in fair value of warrant liability	14,454	44,693	(30,239)
Interest income (expense), net	218,730	—	218,730
Loss on impairment of goodwill	8,865,909	—	8,865,909
Net loss	$(31,607,956)	$(12,768,238)	$(18,839,718)
Grant Revenue
Grant revenue, which was derived solely from the CPRIT grant, was $0 during the year ended December 31, 2022 compared to $1.8 million during the year ended December 31, 2021. We reached the maximum amount of the eligible spending that can be reimbursed from CPRIT in 2021. In February 2023, we received $1.5 million from CPRIT, a collection of an outstanding receivable at December 31, 2022.
Research and Development Expenses
Research and development expenses were $15.8 million during the year ended December 31, 2022 compared to $8.5 million during the year ended December 31, 2021. This increase of $7.3 million principally resulted from the purchase of the DeuteRx assets in January 2022, and the development of those assets (the most advanced of which is known as SP-3164) during 2022, that was partially offset by lower cost related to SP-2577.

	SP - 3164		SP- 2577
Research and development costs by candidates and by categories:	2022	2021	2022	2021
Outsourced research and development costs	$3,832,805	$—	$4,797,053	$4,980,444
Employee-related costs	182,109	—	2,157,338	1,604,505
Manufacturing and laboratory costs	2,170,682	—	708,941	1,963,571
Purchased in process research and development costs	1,987,900	—	—	—
Total research and development costs	$8,173,496	$—	$7,663,332	$8,548,520
General and Administrative Expense
General and administrative expenses were $7.1 million for the year ended December 31, 2022 compared to $6.1 million for the year ended December 31, 2021, the increase is mainly driven by higher legal cost, public company cost and personnel costs.
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
As of December 31, 2022, we had $10.3 million of working capital and our cash and cash equivalents totaled $12.1 million, which were held in bank accounts and money market account. Our cash and cash equivalents balance decreased during the year ended December 31, 2022, primarily due to the cash used in operating and investing activities, partially offset by capital received from financing activities. We believe that our cash and cash equivalents on hand as of December 31, 2022 is sufficient to fund our anticipated operations through the third quarter of 2023.

Liquidity

	Year Ended December 31
	2022	2021
Net cash (used in) provided by:
Operating activities	$(17,595,321)	$(10,200,197)
Investing activities	(1,500,000)	—
Financing activities	1,987,376	28,295,963
Net increase (decrease) in cash and cash equivalents	$(17,107,945)	$18,095,766

	Year Ended December 31
	2022	2021
Net proceeds from issuance of equity securities	1,987,376	27,287,638
Payments on note payable	—	(477,028)
Net proceeds from warrants exercised for cash	—	1,485,353
Net cash provided by financing activities	$1,987,376	$28,295,963
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
Our future capital requirements are difficult to forecast and will depend on many factors, including but not limited to:
•our ability to have the partial clinical hold that has been placed on our Phase 1/2 trial of seclidemstat as a treatment for Ewing sarcoma and FET-rearranged sarcomas lifted and the timing thereof;

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
Our significant accounting policies are described in Note 2 to our audited consolidated financial statements for the year ended December 31, 2022 in this Annual Report on Form 10-K. We believe that our accounting policies relating to revenue recognition, research and development expenses, stock-based compensation and fair value of financial instruments are the most critical to understanding and evaluating our reported financial results. We have identified these policies as critical because they both are important to the presentation of our financial condition and results of operations and require us to make judgments and estimates on matters that are inherently uncertain and may change in future periods. For more information regarding these policies, you should refer to Note 2 of our audited consolidated financial statements included in this Annual Report on Form 10-K.
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

Item 8. Financial Statements and Supplementary Data
SALARIUS PHARMACEUTICALS, INC.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Salarius Pharmaceuticals, Inc.
Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Salarius Pharmaceuticals, Inc. (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for each of the two years in the period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

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

Accrued Research and Development Expenses
Description of the Matter	During 2022, the Company recognized $15.8 million of research and development expenses and recorded accrued clinical trial expenses of $0.4 million as of December 31, 2022. As described in Note 2 to the consolidated financial statements, the Company records accruals for estimated costs of research and development activities that include contract services for clinical trials. Clinical trial activities performed by third parties are accrued and expensed based upon management’s assessment of the status of each clinical trial and the work completed per patient.
Auditing the Company’s accounting for accrued third-party clinical trial research and development expenses is especially challenging because of the judgment applied by management to determine the progress or stage of completion of the activities under the Company’s research and development agreements and the cost and extent of work performed during the reporting period for services not yet billed by contracted third-party vendors.
How We Addressed the Matter in Our Audit	Our audit procedures included, among others, testing the accuracy and completeness of the underlying inputs used in management’s analysis to determine costs incurred, inspecting invoices received from third parties, and clerically testing the accrual calculation. To test the significant inputs, we corroborated the patient enrollment, length of treatment, trial timeline and progress of research and development activities through discussion with the Company’s research and development personnel that oversee the research and development projects, inspected the terms and conditions of the Company’s contracts with third parties, and obtained external confirmation of key inputs to the accrual calculation, such as amounts invoiced and the number and timing of patients enrolled in clinical studies. We also reviewed subsequent disbursements for payments made to third parties after the balance sheet date to evaluate the completeness of the research and development expenses recognized.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2019.
Houston, Texas
March 27, 2023

SALARIUS PHARMACEUTICALS, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2022	2021

Assets
Current assets:
Cash and cash equivalents	$12,106,435	$29,214,380
Grants receivable from CPRIT	1,610,490	—
Prepaid expenses and other current assets	803,373	949,215
Total current assets	14,520,298	30,163,595
Grants receivable from CPRIT	—	1,610,490
Goodwill	—	8,865,909
Other assets	130,501	193,874
Total assets	$14,650,799	$40,833,868
Liabilities and stockholders' equity (deficit)
Current liabilities:
Accounts payable	$2,858,330	$1,543,096
Accrued expenses and other current liabilities	1,407,861	567,787
Total liabilities	$4,266,191	$2,110,883

Commitments and contingencies (NOTE 5)

Stockholders' equity (deficit):
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized; 2,255,899 and 1,809,593 shares issued and outstanding at December 31, 2022 and December 31, 2021, respectively	225	181
Additional paid-in capital	74,189,531	70,919,996
Accumulated deficit	(63,805,148)	(32,197,192)
Total stockholders' equity	10,384,608	38,722,985
Total liabilities and stockholders' equity	$14,650,799	$40,833,868

See accompanying notes to consolidated financial statements.

SALARIUS PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Twelve Months Ended December 31
	2022	2021
Revenue:
Grant revenue	$—	$1,840,216
Operating expenses:
Research and development	15,836,828	8,548,520
General and administrative	7,138,403	6,104,627
Loss on impairment of goodwill	8,865,909	—
Total operating expenses	31,841,140	14,653,147
Loss before other income (expense)	(31,841,140)	(12,812,931)
Change in fair value of warrant liability	14,454	44,693
Interest income	218,730
Net loss	$(31,607,956)	$(12,768,238)

Loss attributable to common stockholders	$(31,607,956)	$(12,768,238)

Loss per common share — basic and diluted	$(14.88)	$(7.72)
Total net loss per share	$(14.88)	$(7.72)
Weighted-average number of common shares outstanding — basic and diluted	2,124,511	1,654,638

See accompanying notes to consolidated financial statements.

SALARIUS PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Twelve Months Ended December 31
	2022	2021
Operating activities
Net loss	$(31,607,956)	$(12,768,238)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, amortization and impairment	6,677	19,183
Loss on Impairment of goodwill	8,865,909	—
Equity-based compensation expense	796,803	559,044
Change in fair value of warrant liability	(14,454)	(44,693)
In-process research and development technology	1,987,900	—
Changes in operating assets and liabilities:
Grants receivable	—	2,245,506
Prepaid expenses and other current assets	202,538	(70,470)
Accounts payable	1,312,735	(310,660)
Accrued expenses and other current liabilities	854,527	170,131
Net cash (used in) operating activities	(17,595,321)	(10,200,197)

Investing activities
Purchase in-process research and development technology	(1,500,000)	—
Net cash used in investing activities	(1,500,000)	—

Financing activities
Proceeds from issuance of equity securities	1,987,376	27,287,638
Proceeds from warrants exercised for cash	—	1,485,353
Payments on note payable	—	(477,028)
Net cash provided by financing activities	1,987,376	28,295,963
Net (decrease) increase in cash, cash equivalents and restricted cash	(17,107,945)	18,095,766
Cash, cash equivalents and restricted cash at beginning of period	29,214,380	11,118,614
Cash, cash equivalents and restricted cash at end of period	$12,106,435	$29,214,380

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$1,468
Non-cash investing and financing activities:
Common stock issued for in-process research and development technology	$487,900	$—
Accrued cost for shares issued for cash	$2,500

See accompanying notes to consolidated financial statements.

SALARIUS PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity (Deficit)
	Shares	Amount
Balance at December 31, 2020	952,341	$95	$41,588,047	$(19,428,954)	$22,159,188

Issuance of equity securities, net	802,182	81	27,287,557	—	27,287,638
Warrants exercised for cash	51,943	5	1,485,348	—	1,485,353
Equity-based compensation expense	2,958	—	559,044	—	559,044
Issuance of equity securities for services	169	—	—	—	—
Net loss	—	—	—	(12,768,238)	(12,768,238)
Balance at December 31, 2021	1,809,593	$181	$70,919,996	$(32,197,192)	$38,722,985

Common Stock issued for in-process research and development technology	40,000	4	487,896	—	487,900
Issuance of equity securities, net	373,577	37	1,984,839	—	1,984,876
Equity-based compensation expense	27,927	3	768,252	—	768,255
Issuance of equity securities for services	4,802	—	28,548	—	28,548
Net loss	—	—	—	(31,607,956)	(31,607,956)
Balance at December 31, 2022	2,255,899	$225	$74,189,531	$(63,805,148)	$10,384,608
See accompanying notes to consolidated financial statements.

SALARIUS PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. ORGANIZATION AND OPERATIONS
Nature of Business
Salarius Pharmaceuticals, Inc. (“Salarius” or the “Company”), together with its subsidiaries, Salarius Pharmaceuticals, LLC, Flex Innovation Group LLC, and TK Pharma, Inc., is a clinical-stage biopharmaceutical company focused on developing effective treatments for cancers with high, unmet medical need. Specifically, the Company is developing treatments for cancers caused by dysregulated gene expression, i.e., genes that are incorrectly turned on or off. The Company is developing two classes of drugs that address gene dysregulation: targeted protein inhibitors and targeted protein degraders. The Company's technologies have the potential to work in both liquid and solid tumors. The Company's current pipeline consists of two small molecule drugs: 1) SP-3164, a targeted protein degrader, and 2) seclidemstat (SP-2577), a targeted protein inhibitor. The Company is located in Houston, Texas. In addition, the company has early stage development in both protein inhibition and protein degradation.
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
The Company considered its going concern disclosure requirements in accordance with ASC 205-40-50.The Company has performed an analysis and concluded substantial doubt exists with respect to the Company being able to continue as a going concern through one year from the date of issuance of the consolidated financial statements for the year ended December 31, 2022.

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
Impairment of Long-Lived Assets
Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that their carrying value may not be recoverable. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. There were no impairment charges related to long-lived assets during the twelve months ended December 31, 2022 and 2021.
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
Impairment is the condition that exists when the carrying amount of goodwill exceeds its implied fair value. The Company utilizes the option to perform a qualitative assessment for its reporting unit and if the Company concludes it is more likely than not that the fair value of the reporting unit is less than its carrying amount, then the Company utilizes the two-step quantitative assessment. The Company’s qualitative assessment is sensitive to assumptions related to potential adverse events and circumstances, including current market trends in control premiums and involves judgement in determining comparable peer companies to include in the control premium evaluation. The Company recorded goodwill impairment loss of $8.9 million and $0 million during the twelve months ended December 31, 2022 and 2021, respectively .
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
The number of anti-dilutive shares, consisting of common shares underlying (i) common stock options, (ii) stock purchase warrants, (iii) unvested restricted stock and (iv) rights entitling holders to receive warrants to purchase the Company's common shares, which have been excluded from the computation of diluted loss per share, was 704,640 and 381,248 shares as of December 31, 2022 and 2021, respectively.
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
The Company accounts for uncertain tax positions in accordance with the provisions of ASC 740. When uncertain tax positions exist, the Company recognizes the tax benefit of tax positions to the extent that the benefit will more likely than not be realized. The determination as to whether the tax benefit will more likely than not be realized is based upon the technical merits of the tax position as well as consideration of the available facts and circumstances. As of December 31, 2022 and 2021, the Company did not have any significant uncertain tax positions and no interest or penalties have been charged. The Company's practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company is subject to routine audits by taxing jurisdictions.
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

NOTE 3. GRANTS RECEIVABLE
Grants receivable represents qualifying costs incurred where there is reasonable assurance that conditions of the grant have been met but the corresponding funds have not been received as of the reporting date. Grants receivable balances were $1.6 million as of December 31, 2022 and December 31, 2021, respectively. Grant receivables are classified as current or non-current receivables based on the Company’s best estimate of whether or not the amounts will be collected within one year of the balance sheet date. The Company received $1.5 million from the Cancer Prevention and Research Institute of Texas on February 15, 2023.

NOTE 4. PREPAID EXPENSES AND OTHER CURRENT ASSETS
Prepaid expenses and other current assets at December 31, 2022 and 2021 consisted of the following:

	December 31,
	2022	2021
Prepaid clinical trial expenses	$11,185	$97,557
Prepaid insurance	624,612	678,672
Other prepaid and current assets	167,576	172,986
Total prepaid expenses and other current assets	$803,373	$949,215
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
Cancer Prevention and Research Institute of Texas
In June 2016, the Company entered into a Cancer Research Grant Contract with CPRIT. Pursuant to the contract, CPRIT awarded the Company a grant up to $18.7 million, further modified to $16.1 million to fund development of LSD 1 inhibitor. This is a 3-year grant award originally expired on May 31, 2019. The grant now expires on May 31, 2023. The Company applied for a no cost extension through November 30, 2023.
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

7. STOCKHOLDERS' EQUITY
Preferred Stock and Common Stock
On October 14, 2022, the Company filed a Certificate of Amendment to the Company’s restated certificate of incorporation with the Secretary of State of the State of Delaware to effect a 1-for-25 reverse stock split of the Company’s issued and outstanding shares of common stock, par value $0.0001 per share (the “Reverse Stock Split”), which became effective on October 14, 2022. All historical share and per share amounts reflected throughout this report have been adjusted to reflect the Reverse Stock Split.
Common Stock Issuances
On January 12, 2022, the Company issued 40,000 shares of the Company's common stock, valued at $0.5 million to purchase in-process research and development technology SP-3164, please refer to NOTE 1 for further discussion.
On April 22, 2022, the Company entered into a securities purchase agreement with certain institutional and accredited investors for the sale by the Company of approximately 373,577 shares of the Company’s common stock, par value $0.0001 per share (the “Common Stock”) at a purchase price of $6.25 per share. Concurrently, the Company also sold unregistered warrants exercisable for an aggregate of approximately 280,183 shares of Common Stock, which represents 75% of the shares of Common Stock sold, with an exercise price of $ 8.4975 per share. The transaction closed on April 26, 2022 with gross proceeds of $2.3 million before deducting certain fees due to the placement agent and other estimated transaction expenses.
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

On March 8, 2021, the Company completed a public offering of 672,269 shares of its common stock at a price to the public of $34.21 per share. Total gross proceeds from the offering were approximately $23.0 million prior to deducting underwriting discounts and commissions and offering expenses payable by the Company.

Warrants Exercised for Cash
The Company has five-year warrants outstanding that were issued in February 2020 and subsequently modified in December 2020 in connection with the issuance of additional inducement warrants. The warrants are exercisable at a price per share of $28.75. The inducement warrants expire on June 11, 2026 and are exercisable at a price per share of $29.55. The Company has 5.5 year warrants issued on April 2022, with an exercise price of $8.4975 per share. The warrants will be exercisable six months following the issuance date and will expire five and one-half years from the issuance date.
During the twelve months ended December 31, 2022, no warrants were exercised. During the twelve months ended December 31, 2021, the Company issued approximately 51,943 common shares as a result of warrant exercises, and received cash proceeds of approximately $1.5 million, respectively.
The Company has 597,512 and 317,329 warrants outstanding at year ended December 31, 2022 and 2021, respectively.
8. EQUITY-BASED COMPENSATION
Equity Incentive Plans
The Company has granted options to employees, directors, and consultants under the 2015 Equity Incentive Plan (the "2015 Plan"). The 2015 Plan provides for the grant of incentive stock options ("ISOs"), nonstatutory stock options, restricted stock awards, restricted stock units, stock appreciation rights, performance-based stock awards and other stock-based awards. Additionally, the 2015 Plan provides for the grant of performance-based cash awards. ISOs may be granted only to the Company's employees. All other awards may be granted to the Company's employees, including officers, and to non-employee directors and consultants. As of December 31, 2022 and 2021, there were 47,228 and 41,068 shares, respectively, remaining available for the grant of stock option under the 2015 Plan.
During the twelve months ended December 31, 2022 and 2021, the Company awarded 51,360 and 3,160, respectively, stock options to its employees and directors, pursuant to the plan described above. Stock options generally vest over one to four years and have a contractual term of ten years. Stock options are valued using the Black-Scholes option pricing model and compensation cost is recognized based on the resulting value over the service period. Expected volatilities utilized in the model are based on implied volatilities from traded stocks of peer companies. Similarly, the dividend yield is based on historical experience and the estimate of future dividend yields. The risk-free interest rate is derived from the U.S. Treasury yield curve in effect at the time of grant. The expected term of the options is based on the average period the stock options are expected to remain outstanding. The fair value of the option grants of $0.5 million and $0.1 million respectively, has been estimated with the following assumptions for the year ended December 31, 2022 and 2021:

	2022	2021
Risk-free interest rate	1.62%-1.70%	0.93%-1.09%
Volatility	125.19% - 126.42%	130.44%-133.35%
Expected life (years)	5 -6 years	6 years
Expected dividend yield	0.00%	0.00%

The following table summarizes stock option activity for employees and non-employees for the twelve months ended December 31, 2022 and 2021:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2020	62,559	$69.50	4.87	$175,770
Granted	3,160	32.50
Exercised	—	—
Forfeited	(1,800)	—
Expired	—	—
Outstanding at December 31, 2021	63,919	$68.75	8.50	$—
Exercisable at December 31, 2021	27,334	$121.25	8.21	$—

Granted	51,360	$10.95
Exercised	—
Forfeited	(6,776)
Expired	(1,375)
Outstanding at December 31, 2022	107,128	$23.67	8.29	$—
Exercisable at December 31, 2022	38,100	$35.85	7.63	$—

As of December 31, 2022 and 2021, there was approximately $0.8 million and $0.9 million of total unrecognized compensation cost, respectively, related to unvested stock options. Total unrecognized compensation cost will be adjusted for future changes in employee and non-employee forfeitures, if any. The Company expects to recognize that cost over a remaining weighted-average period of 2.13 years.
During the year ended December 31, 2021, the Company granted 3,160 stock options, in the aggregate, to certain employees. These awards vest monthly over 4 years as continuous services are provided, and expense is being recognized over this period. Total compensation cost related to stock options was $0.5 million for the year ended December 31, 2021.
During the year ended December 31, 2022, the Company granted 51,360 stock options, in the aggregate, to certain employees and directors. These awards vest over 1 year to 4 years as continuous services are provided, and expense is being recognized over this period. Total compensation cost related to stock options was $0.5 million for the year ended December 31, 2022
During the year ended December 31, 2022 and 2021, the Company granted 9,712 and 2,958 shares of common stock to its Employee Stock Purchase Plan ("ESPP") participants. Fair value of the grants are valued using the Black-Scholes option pricing model and compensation cost is recognized based on the resulting value over the derived service period.

9. INCOME TAX
The Company has no current or deferred tax expense due to its current year loss and its overall net operating loss position. A reconciliation of the federal statutory tax rate and the effective tax rates for the year ended December 31, 2022 and 2021 is as follows:

	December 31
	2022	2021
Federal Tax at Statutory Rate	21.00%	21.00%
Permanent	(6.25)%	(0.69)%
Change in Valuation Allowance	(21.73)%	(26.13)%
True Ups	(0.06)%	—%
R&D Credit	7.04%	5.82%

Effective Tax Rate	—%	—%
The tax effects of temporary differences that give rise to significant portions of the deferred tax assets were as follows:

	December 31
	2022	2021
Capitalized R&D Expenses	$5,199,721	$3,002,819
Other Deferred Items	145,935	121,152
Stock Compensation	484,205	50,650
Net Operating Loss - US	3,919,323	1,931,959
R&D Credits	3,293,572	1,068,451
Net deferred tax assets	13,042,756	6,175,031

Valuation Allowance	(13,042,756)	(6,175,031)
Net deferred tax assets (liabilities)	$—	$—
The valuation allowance recorded by the Company as of December 31, 2022 and December 31, 2021 resulted from the uncertainties of the future utilization of deferred tax assets relating from NOL carry forwards for federal and state income tax purposes. Realization of the NOL carry forwards is contingent on future taxable earnings. The deferred tax asset was reviewed for expected utilization using a “more likely than not” approach by assessing the available positive and negative evidence surrounding its recoverability. Accordingly, a full valuation allowance continues to be recorded against the Company’s deferred tax asset, as it was determined based upon past and projected future losses that it was “more likely than not” that the Company’s deferred tax assets would not be realized. In future years, if the deferred tax assets are determined by management to be “more likely than not” to be realized, the recognized tax benefits relating to the reversal of the valuation allowance will be recorded. The Company will continue to assess and evaluate strategies that will enable the deferred tax asset, or portion thereof, to be utilized, and will reduce the valuation allowance appropriately as such time when it is determined that the “more likely than not” criteria is satisfied.
The federal net operating loss carryforwards of $18.6 million have an indefinite life, but the R&D credits of $3.2 million begin to expire in 2039. Due to the change in ownership provisions of the Internal Revenue Code, the availability of the Company’s net operating loss carry forwards could be subject to annual limitations against taxable income in future periods, which could substantially limit the eventual utilization of such carry forwards. The Company has not analyzed the historical or potential impact of its equity financings on beneficial ownership and therefore no determination has been made whether the net operating loss carry forward is subject to any Internal Revenue Code Section 382 limitation. To the extent there is a limitation, there could be a reduction in the deferred tax asset with an offsetting reduction in the valuation allowance.
Tax positions taken or expected to be taken in the course of preparing the Company’s tax returns are required to be evaluated to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet a more-likely-than-not threshold, as well as accrued interest and penalties, if any, would be recorded as an interest and penalties expense in the current year. There were no uncertain tax positions that require accrual or disclosure to the financial statements as of December 31, 2022.

The Tax Cuts and Jobs Act of 2017 (TCJA) has modified the IRC 174 expenses related to research and development for the tax years beginning after December 31, 2021. Under the TCJA, the Company must now capitalize the expenditures related to research and development activities and amortize over five years for U.S. activities and 15 years for non-U.S. activities using a mid-year convention. Since this has been the Company's policy since 2019, the current year capitalization of research and development costs in accordance with IRC 174 was $13.4 million for a total accumulated gross amount of $24.7 million as of December 31, 2022.

10. SUBSEQUENT EVENTS
On February 15, 2023, the Company received $1.5 million from the Cancer Prevention and Research Institute of Texas. The payment is part of a non-dilutive grant of approximately $16.1 million awarded to support operations and development of the Company's drug candidate seclidemstat for the treatment of Ewing sarcoma. The $1.5 million payment brings the Company's cumulative disbursement from CPRIT to approximately $16.0 million.
From January 27, 2023 through March 24, 2023, the Company sold 142,499 shares of its common shares with gross proceeds of approximately $0.4 million pursuant to its at the-market equity offering program.

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
As of December 31, 2022, our management, including our principal executive officer and principal financial officer, had evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) pursuant to Rule 13a-15(b) under the Exchange Act. Based upon and as of the date of the evaluation, our principal executive officer and principal financial officer concluded that information required to be disclosed is recorded, processed, summarized and reported within the specified periods and is accumulated and communicated to management, including our principal executive officer and principal financial officer, to allow for timely decisions regarding required disclosure of material information required to be included in our periodic SEC reports. Based on the foregoing, our management determined that our disclosure controls and procedures were effective as of December 31, 2022.

Changes in Internal Control over Financial Reporting
No change in our company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended December 31, 2022, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Management's Annual Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2022 based on the framework in Internal Control—Integrated Framework 2013 issued by the

Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2022.

Item 9B. Other Information
None

PART III

Certain information required by Part III is omitted from this Annual Report on Form 10-K and is incorporated herein by reference from our definitive proxy statement relating to our 2023 annual meeting of stockholders, pursuant to Regulation 14A of the Exchange Act of 1934, also referred to in this Annual Report on Form 10-K as our 2023 Proxy Statement, which we expect to file with the SEC no later than May 1, 2023.
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
Other Information
The other information required to be disclosed in Item 10 is hereby incorporated by reference to our 2023 Proxy Statement.

Item 11. Executive Compensation
The information required to be disclosed in Item 11 is hereby incorporated by reference to our 2023 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required to be disclosed in Item 12 is hereby incorporated by reference to our 2023 Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required to be disclosed in Item 13 is hereby incorporated by reference to our 2023 Proxy Statement.

Item 14. Principle Accounting Fees and Services

The information required to be disclosed in Item 14 is hereby incorporated by reference to our 2023 Proxy Statement.

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
(a)(3) Exhibits.

Exhibit Number	Exhibit Title	Filed with this Form 10-K	Incorporated by Reference
			Form	File No.	Date Filed
3.1	Amended and Restated Certificate Amended and Restated Certificate of Incorporation of the Registrant Incorporation of the Registrant		8-K	001-36812 Exhibit 3.1	02/09/2015
3.2	Certificate of Amendment of Certificate of Incorporation of the Registrant filed with the Secretary of State of Delaware on July 18, 2019		8-K	001-36812 Exhibit 3.1	07/22/2019
3.3	Certificate of Amendment of Certificate of Incorporation of the Registrant filed with the Secretary of State of Delaware on October 14, 2022		8-K	001-36812 Exhibit 3.2	07/22/2019
3.4	Amended and Restated Bylaws of the Registrant, effective July 19, 2019		8-K	001-36812 Exhibit 3.2	07/22/2019
3.5	Amendment to Amended and Restated Bylaws of the Registrant, effective April 1, 2022		8-K	001-36813 Exhibit 3.1	04/01/2022
4.1	Form of Common Stock Certificate of Registrant		S-1	333-201276 Exhibit 4.1	12/29/2014
4.2	Form of Common Stock Purchase Form of Common Stock Purchase Warrant		S-1/A	333-235879 Exhibit 4.8	02/06/2020
4.3	Common Stock Purchase Warrant dated February 11, 2020		8-K	001-36812 Exhibit 4.1	02/12/2020
4.4	Form of Inducement Warrant dated December 11, 2020		8-K/A	001-36812 Exhibit 4.1	12/11/2020
4.5	Form of 2021 Flex Warrants		8-K	001-36812 Exhibit 4.1	07/01/2021
4.6	Form of Common Stock Purchase Warrant dated April 26, 2022		8-K	001-36812 Exhibit 4.1	04/22/2022
4.7	Description of Registrant's Securities		10-K	001-36812 Exhibit 4.11	03/18/2021
10.1+	Form of Indemnification Agreement between the Registrant and its directors and officers		8-K	001-36812 Exhibit 10.1	07/22/2019
10.2*	Exclusive License Agreement, dated August 3, 2011, between the University of Utah Research Foundation and Salarius Pharmaceuticals, LLC		S-4	333-229666 Exhibit 10.1	02/14/2019

10.3*	Cancer Research Grant Contract, dated June 1, 2016, between the Cancer Prevention and Research Institute of Texas and Salarius Pharmaceuticals, LLC		S-4	333-229666 Exhibit 10.3	02/14/2019
10.4+	Amended and Restated Executive Employment Agreement, dated February 5, 2019, between David J. Arthur and Salarius Pharmaceuticals, LLC		S-4	333-229666 Exhibit 10.5	02/14/2019
10.5+	Amendment to Amended and Restated Executive Employment Agreement dated September 10, 2019, among David J. Arthur, the Registrant and Salarius Pharmaceuticals, LLC		8-K	001-36812 Exhibit 10.5	09/16/2019
10.6+	Employment Agreement between Mark J. Rosenblum and Salarius Pharmaceutical, Inc., dated April 24, 2020		8-K	001-36812 Exhibit 10.1	4/29/2020
10.7+	Salarius Pharmaceuticals, Inc., 2015 Equity Incentive Plan, as amended		8-K	001-36812 Exhibit 10.1	06/19/2020
10.8+	Forms of Stock Option Agreement, Notice of Exercise and Stock Option Grant Notice under the Flex Pharma, Inc. 2015 Equity Plan		10-K	001-36812 Exhibit 10.4	03/24/2015
10.9+	Salarius Pharmaceuticals, Inc., 2015 Employee Stock Purchase Plan, as amended		8-K	001-36812 Exhibit 10.2	06/19/2020
10.10	At the Market Offering Agreement, dated February 5, 2021, between Salarius Pharmaceuticals, Inc. and Ladenburg Thalmann & Co. Inc.		8-K	001-36812 Exhibit 1.1	02/05/2021
10.11	Securities Purchase Agreement, dated April 22, 2022		8-K	001-36812 Exhibit 10.1	04/22/2022
21.1	Subsidiaries of the Registrant		S-1	333-235879 Exhibit 21	01/10/2020
23.1	Consent of Ernst & Young LLP	X
24.1	Power of attorney (included on Signature Page)	X
31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Principal Financial and Accounting Officer Pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Schema Document	X
101.CAL	XBRL Calculation Linkbase Document	X
101.DEF	XBRL Definition Linkbase Document	X
101.LAB	XBRL Label Linkbase Document	X
101.PRE	XBRL Presentation Linkbase Document	X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
*	Portions of this exhibit have been omitted and provided separately to the SEC pursuant to a request for confidential treatment.
+	Management contract or compensatory plans or arrangements.

Item 16. Form 10-K Summary
Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

March 27, 2023    SALARIUS PHARMACEUTICALS, INC.

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

SIGNATURE	TITLE	DATE
/s/ William K. McVicar William K. McVicar	Chairman of the Board	March 27, 2023
/s/ David J. Arthur David J. Arthur	Director, President & Chief Executive Officer (Principal Executive Officer)	March 27, 2023
/s/ Mark J. Rosenblum Mark J. Rosenblum	Executive Vice President of Finance and Chief Financial Officer	March 27, 2023
/s/ Tess Burleson Tess Burleson	Director	March 27, 2023
/s/ Arnold Hanish Arnold Hanish	Director	March 27, 2023
/s/ Paul Lammers Paul Lammers	Director	March 27, 2023
/s/ Jon Lieber Jon Lieber	Director	March 27, 2023
/s/ Bruce McCreedy Bruce McCreedy	Director	March 27, 2023