Form 10-Q
period 2023-03-31
Salarius Pharmaceuticals, Inc.
filed 2023-05-11
CIK 1615219

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
OR
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

(832)804-9144
Registrant's telephone number, including area code

(Former name, former address and former fiscal year, If changed since last report)

Securities registered pursuant to Section 12(b) of the Act

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value	SLRX	The Nasdaq Stock Market LLC

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

As of May 5, 2023, there were 2,491,428 shares of common stock outstanding.

SALARIUS PHARMACEUTICALS, INC.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
Various statements made in this Quarterly Report on Form 10-Q are forward-looking and involve risks and uncertainties. All statements that address activities, events or developments that we intend, expect or believe may occur in the future are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements give our current expectations or forecasts of future events and are not statements of historical or current facts. These statements include, among others, statements about:
•the Company's ability to continue as a going concern and its ability to obtain additional capital to support its operations beyond the fourth quarter of 2023;
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
•the future of the company’s Phase 1/2 trial of seclidemstat as a treatment for Ewing sarcoma and FET-rearranged sarcomas following the FDA's conclusion that the clinical trial may be resumed;
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
•the Company's liquidity position, the expected sufficiency of such position to support anticipated operating and capital requirements; and
•the ability of the Company to access additional financing under the Cancer Research Grant Contract with Cancer Prevention and Research Institute of Texas ("CPRIT").
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
•our ability to resume enrollment in the Phase 1/2 trial of seclidemstat following the clinical trial hold is removed;
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

We cannot guarantee that the results and other expectations expressed, anticipated or implied in any forward-looking statement will be realized. The risks set forth under Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, describe major risks to our business, and you should read and interpret any forward-looking statements together with these risks. A variety of factors, including these risks, could cause our actual results and other expectations to differ materially from the anticipated results or other expectations expressed, anticipated or implied in our forward-looking statements. Should known or unknown risks materialize, or should underlying assumptions prove inaccurate, actual results could differ materially from past results and those anticipated, estimated or projected in the forward-looking statements. You should bear this in mind as you consider any forward-looking statements.
Our forward-looking statements speak only as of the dates on which they are made. We do not undertake any obligation to publicly update or revise our forward-looking statements even if experience or future changes makes it clear that any projected results expressed or implied in such statements will not be realized.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

SALARIUS PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	3/31/2023	12/31/2022
	(Unaudited)	(Audited)
Assets
Current assets:
Cash and cash equivalents	$9,273,682	$12,106,435
Grants receivable from CPRIT	130,000	1,610,490
Prepaid expenses and other current assets	536,625	803,373
Total current assets	9,940,307	14,520,298
Other assets	114,852	130,501
Total assets	$10,055,159	$14,650,799
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$3,510,905	$2,858,330
Accrued expenses and other current liabilities	985,393	1,407,861
Total liabilities	4,496,298	4,266,191

Commitments and contingencies (Note 5)

Stockholders' equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; 0 issued and outstanding	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized; 2,468,297 and 2,255,899 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	246	225
Additional paid-in capital	74,704,536	74,189,531
Accumulated deficit	(69,145,921)	(63,805,148)
Total stockholders' equity	5,558,861	10,384,608
Total liabilities and stockholders' equity	$10,055,159	$14,650,799

See accompanying notes to condensed consolidated financial statements.

SALARIUS PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31
	2023	2022
Revenue:
Grant revenue	$—	$—
Operating expenses:
Research and development	3,725,588	4,439,475
General and administrative	1,695,075	1,677,754
Total operating expenses	5,420,663	6,117,229
Loss before other income (expense)	(5,420,663)	(6,117,229)
Interest income, net and other	79,890	8,004
Loss from continuing operations	(5,340,773)	(6,109,225)
Net loss	$(5,340,773)	$(6,109,225)

Loss per common share — basic and diluted	$(2.23)	$(3.30)
Weighted-average number of common shares outstanding — basic and diluted	2,391,964	1,850,208

See accompanying notes to condensed consolidated financial statements.

SALARIUS PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31
	2023	2022
Operating activities
Net loss	$(5,340,773)	$(6,109,225)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,669	4,797
Equity-based compensation expense	203,345	313,903
In-process research and development technology	—	1,987,900
Changes in operating assets and liabilities:
Grants receivable	1,480,490	—
Prepaid expenses and other current assets	280,728	300,342
Accounts payable	627,576	150,302
Accrued expenses and other current liabilities	(422,470)	(168,845)
Net cash used in operating activities	(3,169,435)	(3,520,826)

Investing activities
Purchase in-process research and development technology	—	(1,500,000)
Net cash used in investing activities	—	(1,500,000)

Financing activities
Proceeds from issuance of equity securities, net	336,682	—
Net cash provided by financing activities	336,682	—

Net decrease in cash, cash equivalents and restricted cash	(2,832,753)	(5,020,826)
Cash, cash equivalents and restricted cash at beginning of period	12,106,435	29,214,380
Cash, cash equivalents and restricted cash at end of period	$9,273,682	$24,193,554

Supplemental disclosure of cash flow information:
Non-cash investing and financing activities:
Common stock issued for in-process research and development technology	$—	$487,900
Accrued issuance costs for public offering	$25,000	$—

See accompanying notes to condensed consolidated financial statements.

SALARIUS PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity (Deficit)
	Shares	Amount
Balance at December 31, 2021	1,809,593	$181	$70,919,996	$(32,197,192)	$38,722,985
Common stock issued for in-process research and development technology	40,000	4	487,896	—	487,900
Equity-based compensation expense	18,215	2	313,901	—	313,903
Net loss	—	—	—	(6,109,225)	(6,109,225)
Balance at March 31, 2022	1,867,808	$187	$71,721,793	$(38,306,417)	$33,415,563

Balance at December 31, 2022	2,255,899	$225	$74,189,531	$(63,805,148)	$10,384,608
Issuance of equity securities, net	142,499	14	311,667	—	311,681
Equity-based compensation expense	69,899	7	203,338	—	203,345
Net loss	—	—	—	(5,340,773)	(5,340,773)
Balance at March 31, 2023	2,468,297	$246	$74,704,536	$(69,145,921)	$5,558,861

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
Going Concern
Salarius has no products approved for commercial sale, has not generated any revenue from product sales to date and has suffered recurring losses from operations since its inception. The lack of revenue from product sales to date and recurring losses from operations since its inception raise substantial doubt as to the Company's ability to continue as a going concern. The accompanying financial statements are prepared using accounting principles generally accepted in the United States applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities should the Company be unable to continue as a going concern. Salarius will require substantial additional capital to fund its research and development expenses related to its pipeline including SP-3164 and seclidemstat. Based on Salarius’ expected cash requirements, Salarius believes that there is substantial doubt that its existing cash and cash equivalents, will be sufficient to fund its operations through one year from the financial statements' issuance date. The Company intends to obtain additional capital through the sale of equity securities in one or more offerings or through issuances of debt instruments, and may also consider new collaborations or selectively partnering its technology. However, the Company cannot provide any assurance that it will be successful in accomplishing any of its plans.
Recent Developments
Partial Clinical Hold Lifted
On October 19, 2022, the Company voluntarily paused new patient enrollment in its Phase 1/2 trial of seclidemstat as a treatment for Ewing sarcoma and FET-rearranged sarcomas per protocol design. The pause in new patient enrollment was due to a metastatic FET-rearranged sarcoma patient death that was classified as a suspected unexpected serious adverse reaction (SUSAR). Upon review of the SUSAR and available information by the Company’s independent Safety Review Committee for the clinical trial, patients currently receiving seclidemstat treatment may continue treatment after consulting with their physician. During a conference call with the U.S. Food and Drug Administration (FDA) on November 1, 2022, the FDA informed the Company that the agency agreed with the voluntary enrollment pause and, as an administrative action, the FDA provided verbal notification that the Ewing sarcoma and FET-rearranged sarcoma trial was on partial clinical hold. While on partial clinical hold, FDA informed the Company that the pause in patient enrollment shall remain in place and patients currently receiving seclidemstat treatment may continue treatment after consulting with their physician. FDA’s clinical hold procedures provide the Company with an administrative process to work with the FDA to analyze the available data, adjust clinical protocols, and make other changes that may be needed in order to restart patient enrollment. The Company adhered to this administrative process and submitted its findings during early April, 2023. On May 5, 2023, the Company was notified by FDA that they have completed the review of our submission and have concluded that the clinical trial may be resumed.
Common Stock Issued Under At the Market Offering Agreement

On February 5, 2021, the Company entered into an At the Market Offering Agreement (the “Sales Agreement”) with Ladenburg Thalmann & Co. Inc. (“Ladenburg”). Under the Sales Agreement the Company was able to issue and sell, from time to time, shares of its common stock (the “ATM Shares”) with Ladenburg acting as an agent for sales. Sales of the ATM Shares may be made by any method permitted by law deemed to be an “at the market offering” as defined in Rule 415(a)(4) of the Securities Act of 1933, as amended, including, without limitation, sales made directly on or through the Nasdaq Capital Market. From April 4, 2023 to May 11, 2023, the Company sold 527,672 ATM shares of its common shares with gross proceeds of approximately $1.3 million under the Sales Agreement.

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
Unaudited Interim Financial Information
The accompanying interim financial statements are unaudited. These unaudited interim financial statements have been prepared in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. These unaudited interim financial statements should be read in conjunction with the audited financial statements and accompanying notes for the year ended December 31, 2022 included elsewhere in the Company's Annual Report on Form 10-K filed with the SEC on March 27, 2023. In the opinion of management, the unaudited interim financial statements reflect all the adjustments (consisting of normal recurring adjustments) necessary to state fairly the Company’s financial position as of March 31, 2023 and the results of operations for the three months ended March 31, 2023 and 2022. The interim results of operations are not necessarily indicative of the results that may occur for the full fiscal year. The December 31, 2022 balance sheet included herein was derived from the audited financial statements, but does not include all disclosures, including notes, required by GAAP for complete financial statements.

Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America as defined by the FASB ASC requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Cash and Cash Equivalents

Salarius considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that their carrying value may not be recoverable. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. There were no impairment charges related to long-lived assets for the three months ended March 31, 2023 and 2022.

Financial Instruments and Credit Risks

Financial instruments that potentially subject the Company to credit risk include cash and cash equivalents and restricted cash. Cash is deposited in demand accounts in federally insured domestic institutions to minimize risk. Insurance is provided through the Federal Deposit Insurance Corporation. Although the balances in these accounts exceed the federally insured limit from time to time, the Company has not incurred losses related to these deposits.

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

Clinical Trial Accruals
The Company’s preclinical and clinical trials are performed by third party contract research organizations ("CROs") and/or clinical investigators, and clinical supplies are manufactured by contract manufacturing organizations ("CMOs"). Invoicing from these third parties may be monthly based upon services performed or based upon milestones achieved. The Company accrues these expenses based upon its assessment of the status of each clinical trial and the work completed, and upon information obtained from the CROs and CMOs. The Company’s estimates are dependent upon the timeliness and accuracy of data provided by the CROs and CMOs regarding the status and cost of the studies, and may not match the actual services performed by the organizations. This could result in adjustments to the Company’s research and development expenses in future periods. To date the Company has had no significant adjustments.
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

Costs incurred in obtaining in-process research and development ("IPRD") that has no alternative future use are charged to research and development expense as acquired, and presented as investing activity cash outflows on the Statement of Cash Flow.

Equity-Based Compensation

Salarius measures equity-based compensation based on the grant date fair value of the awards and recognizes the associated expense in the financial statements over the requisite service period of the award, which is generally the vesting period.

The Company uses the Black-Scholes option valuation model to estimate the fair value of stock options granted to employees and directors. Assumptions utilized in these models including expected volatility calculated based on implied volatility from traded stocks of peer companies, dividend yield and risk-free interest rate. Additionally, forfeitures are accounted for in compensation cost as they occur. Restricted stock and restricted stock units granted to employees and directors are measured at fair value based upon the closing price of the Company's common stock on the grant date.

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

The number of anti-dilutive shares, consisting of common shares underlying (i) common stock options, (ii) stock purchase warrants, (iii) rights entitling holders to receive warrants to purchase the Company's common shares, and (iv) restricted stock units which have been excluded from the computation of diluted loss per share, was approximately 716,840 and 431,407 shares as of March 31, 2023 and 2022, respectively.

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
The Company accounts for uncertain tax positions in accordance with the provisions of ASC 740. When uncertain tax positions exist, the Company recognizes the tax benefit of tax positions to the extent that the benefit will more likely than not be realized. The determination as to whether the tax benefit will more likely than not be realized is based upon the technical merits of the tax position as well as consideration of the available facts and circumstances. As of March 31, 2023 and December 31, 2022, the Company did not have any significant uncertain tax positions and no interest or penalties have been charged. The Company's practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company is subject to routine audits by taxing jurisdictions.
Acquisition and Strategic Collaboration Agreement

On January 12, 2022, the Company entered into an Acquisition and Strategic Collaboration Agreement (the “ASCA”), with DeuteRx, LLC, a Delaware limited liability company (the “DeuteRx”), pursuant to which DeuteRx agreed to sell, and the Company agreed to purchase and assume from DeuteRx, all of DeuteRx’s rights, title, and interest in and to certain assets of DeuteRx, including SP-3164, DeuteRx’s intellectual property, information and data related to SP-3164, tangible materials or reagents related to SP-3164, goodwill, rights and claims, other than certain excluded assets (collectively, the “Purchased Assets”), all as more specifically set forth in the ASCA, and assume certain assumed liabilities, upon the terms and subject to the conditions set forth in the ASCA. The Aggregate purchase price paid under the ASCA was $2.0 million consisting of $1.5 million cash payment and the delivery of 40,000 shares of the Company's common stock, valued at $0.5 million. Total cost incurred in obtaining IPRD that has no alternative future use are charged to research and development expense as acquired, and presented as investing activity cash outflow on the Statement of Cash Flow. In addition, the Company agreed to pay to DeuteRx potential future milestone payments upon the occurrence of an applicable Milestone Event (as defined in the ASCA) and potential future royalty payments. A member of the Company’s Board of Directors also serves as a consultant to DeuteRx and is employed by an affiliate of DeuteRx.
Recently Adopted Accounting Standard
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires the measurement of all expected credit losses for financial assets including trade receivables held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Subsequent to the issuance of ASU 2016-13, the FASB issued ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments - Credit Losses. This ASU does not change the core principle of the guidance in ASU 2016-13, instead these amendments are intended to clarify and improve operability of certain topics included within the credit losses guidance. The FASB also subsequently issued ASU No. 2019-04, Codification Improvements to Topic 326, Financial Instruments—Credit Losses, Derivatives and Hedging (Topic 815), and Financial Instruments (Topic 825), which did not change the core principle of the guidance in ASU 2016-13 but clarified that expected recoveries of amounts previously written off and expected to be written off should be included in the valuation account and should not exceed amounts previously written off and expected to be written off. The guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2019 for public business entities, excluding smaller reporting companies. Early adoption is permitted. As a smaller reporting company, the guidance was effective for the Company on January 1, 2023. The adoption of this standard did not have a material impact to this Company's consolidated financial statements.

NOTE 3. GRANT RECEIVABLE FROM CPRIT
Grants receivable represents qualifying costs incurred where there is reasonable assurance that conditions of the grant have been met but the corresponding funds have not been received as of the reporting date. Grants receivable balances are $0.1 million and $1.6 million at both March 31, 2023 and December 31, 2022. During the three months ended March 31, 2023, the Company received $1.5 million from CPRIT.

NOTE 4. PREPAID EXPENSES AND OTHER CURRENT ASSETS
Prepaid expenses and other current assets at March 31, 2023 and December 31, 2022 consisted of the following:

	March 31, 2023	December 31, 2022
Prepaid clinical trial expenses	$11,185	$11,185
Prepaid insurance	368,931	624,612
Other prepaid and current assets	156,509	167,576
Total prepaid expenses and other current assets	$536,625	$803,373

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

Cancer Prevention and Research Institute of Texas

In June 2016, the Company entered into a Cancer Research Grant Contract with CPRIT. Pursuant to the contract, CPRIT awarded the Company a grant up to $18.7 million further modified to $16.1 million to fund development of LSD 1 inhibitor. This is a 3-year grant award originally expired on May 31, 2019. The Company applied for a no cost extension through November 30, 2023.
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

Lease Agreement
The Company presently leases office space under operating lease agreements on a month-to-month basis.

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

NOTE 7. STOCKHOLDERS' EQUITY

Common Stock Issuances
During the three months ended March 31, 2023, the Company sold 142,499 ATM shares under the Sales Agreement, with gross proceeds of $0.3 million.
On January 12, 2022, the Company issued 40,000 shares of the Company's common stock, valued at $0.5 million to purchase in-process research and development technology SP-3164, please refer to NOTE 2 for further discussion.
Warrants Exercised for Cash
The Company has five-year warrants outstanding that were issued in February 2020 and subsequently modified in December 2020 in connection with the issuance of additional inducement warrants. The warrants are exercisable at a price per share of $28.75. The inducement warrants expire on June 11, 2026, and are exercisable at a price per share of $29.55. The Company has 5.5 year warrants outstanding that were issued in April 2022, with an exercise price of $8.4975 per share. The warrants will be exercisable six months following the issuance date and will expire five and one-half years from the issuance date.
As of March 31, 2023 and 2022, approximately 597,512 and 317,329 warrants remain outstanding.
NOTE 8. EQUITY-BASED COMPENSATION
Equity Incentive Plans
The Company has granted options to employees, directors, and consultants under the 2015 Equity Incentive Plan (the "2015 Plan"). The 2015 Plan provides for the grant of incentive stock options ("ISOs"), nonstatutory stock options, restricted stock awards, restricted stock units, stock appreciation rights, performance-based stock awards and other stock-based awards. Additionally, the 2015 Plan provides for the grant of performance-based cash awards. ISOs may be granted only to the Company's employees. All other awards may be granted to the Company's employees, including officers, and to non-employee directors and consultants. As of March 31, 2023, there were approximately 55,365 shares remaining available for the grant of option awards under the 2015 Plan.
During the three months ended March 31, 2023, the Company awarded 12,220 restricted stock units to its employees and 36,640 restricted stock awards to its officers and directors, pursuant to the plan described above. Both the restricted stock units and restricted stock awards are valued at the closing price $1.57 of the Company's common stock on the grant date, and generally vest over one to four years. Total fair value of the restricted stock awards and restricted stock units awarded during the three months periods ended March 31, 2023 is $76,679.
During the three-month periods ended March 31, 2023 and 2022, the Company awarded 0 and 50,160 stock options, to its employees and directors, pursuant to the plan described above. Stock options generally vest over one to four years and have a contractual term of ten years. Stock options are valued using the Black-Scholes option pricing model and compensation cost is recognized based on the resulting value over the service period. Expected volatilities utilized in the model are based on implied volatilities from traded stocks of peer companies. Similarly, the dividend yield is based on historical experience and the estimate of future dividend yields. The risk-free interest rate is derived from the U.S. Treasury yield curve in effect at the time of grant. The expected term of the options is based on the average period the stock options are expected to remain outstanding. The fair value of the option grants awarded during the three months periods ended March 31, 2022 was $0.5 million, which has been estimated with the following assumptions on the grant date.

Three Months Ended March 31
2022
Risk-free interest rate	1.62%-1.70%
Volatility	125.19% 126.42%
Expected life (years)	5.00-6.00
Expected dividend yield	0%

The following table summarizes stock option activity for employees and non-employees for the three months ended March 31, 2023 and 2022:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2021	63,919	$68.75	8.50	$—
Granted	50,160	$12.00
Exercised	—
Forfeited	—
Expired	—
Outstanding at March 31, 2022	114,079	$43.75	8.94	$—
Exercisable at March 31, 2022	30,756	$111.50	8.01	$—

Outstanding at December 31, 2022	107,128	$23.67	8.29	$—
Granted	—
Exercised	—
Forfeited	—
Expired	—
Outstanding at March 31, 2023	107,128	$23.67	8.04	$—
Exercisable at March 31, 2023	59,870	$28.30	7.83	$—

As of both March 31, 2023 and 2022, there was approximately $0.7 and $1.0 million of total unrecognized compensation cost related to unvested stock options,. Total unrecognized compensation cost will be adjusted for future changes in employee and non-employee forfeitures, if any. The Company expects to recognize that cost over a remaining weighted-average period of 1.9 years.

NOTE 10 SUBSEQUENT EVENTS
On May 5, 2023, the Company was notified by FDA that they have completed the review of the Company's submission and have concluded that the clinical trial may be resumed. See Recent Developments for further discussion.
From April 4, 2023 to May 11, 2023, the Company sold 527,672 ATM shares of its common shares with gross proceeds of approximately $1.3 million under the Sales Agreement.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with the unaudited financial information and the notes thereto included herein, as well as our audited financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 27, 2023. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results and the timing of selected events could differ materially from those anticipated in these forward-looking statements as a result of several factors, including those set forth under "Part I - Item 1A - Risk Factors" discussed in our Annual Report on Form 10-K for the year ended December 31, 2022, in other subsequent filings with the SEC, and elsewhere in this Quarterly Report on Form 10-Q. These statements, like all statements in this report, speak only as of the date of this Quarterly Report on Form 10-Q (unless another date is indicated), and we undertake no obligation to update or revise these statements in light of future developments.
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
We have no products approved for commercial sale and have not generated any revenue from product sales. We have never been profitable and have incurred operating losses in each year since inception. We had an accumulated deficit of $69.1 million as of March 31, 2023. Substantially all of our operating losses resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations. As of March 31, 2023, we had cash and cash equivalents of $9.3 million.
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
The lack of revenue from product sales to date and recurring losses from operations since our inception raise substantial doubt as to our ability to continue as a going concern. We will continue to require substantial additional capital to continue our clinical development activities will likely need such additional capital sooner than 12 months and will need to raise substantial additional capital in the future to continue to fund our operations. The amount and timing of our future funding requirements will depend on many factors, including the pace and results of our development, regulatory approvals and authorizations, commercialization efforts and market conditions. Failure to raise capital as and when needed, on favorable terms or at all, would have a negative impact on our financial condition and our ability to develop and commercialize our product candidates.
We intend to obtain additional capital through the sale of equity securities in one or more offerings or through issuances of debt instruments, which will likely cause significant dilution to our existing shareholders. We may also consider new collaborations or selectively partnering our technology. However, we cannot provide any assurance that we will be successful in accomplishing any of our plans to obtain additional capital or be able to do so on terms acceptable to us.
Program Development

Our goal is to develop SP-3164 and SP-2577 for treatment of cancers while attempting to maximize return for investors. To achieve this goal, our strategy consists of a two-pronged approach: 1) speed-to-market by developing SP-3164 and SP-2577 in high unmet need indications and 2) expand the market by developing SP-3164 and SP-2577 in larger market indications.
SP-3164 – Targeted Protein Degradation
SP-3164 is a next-generation cereblon-binding molecular glue. Molecular glues are small molecules that commandeer the body’s normal protein degradation processes by causing proteins to stick to one another thereby inducing selective degradation of cancer-causing proteins. Derived from avadomide, SP-3164 is engineered using DECS (deuterium-enabled chiral switching), a process that replaces hydrogen atoms with deuterium to stabilize the molecule’s active enantiomer, resulting in a novel molecular entity with the potential for increased efficacy and improved safety compared to the 1st generation compound. SP-3164 degrades transcription factors Ikaros (IKZF1) and Aiolos (IKZF3), resulting in both direct anti-cancer activity and immune-modulating properties. SP-3164 has potential to treat both hematologic and solid tumors and is currently in IND-enabling studies. We have presented preclinical data of SP-3164 in hematological cancers at several scientific conferences. Last year, we completed the pre-IND meeting process with the FDA and plan to submit an IND application in the first half of 2023.
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

SP-2577 is being developed for both solid and liquid tumors. Our lead indication for SP-2577 is a devastating bone and soft-tissue cancer called Ewing sarcoma, which has a median age of diagnosis of 15. We are currently in a Phase 1/2 trial to treat relapsed/refractory Ewing sarcoma patients in combination with topotecan and cyclophosphamide. In addition, as part of our market expansion strategy, in 2021 an Investigator Initiated Trial with the MD Anderson Cancer Center was initiated to study SP-2577 in combination with azacitidine for the treatment of patients with myelodysplastic syndromes (MDS) or chronic myelomonocytic leukemia (CMML). MDS and CMML can progress into Acute Myeloid Leukemia (AML), which the American Cancer Society estimates there were almost 20,000 new cases of AML in the US alone in 2020.

Results of Operations
Three months ended March 31, 2023 Compared to the Three months ended March 31, 2022
The following table sets forth the condensed consolidated results of our operations for the three months ended March 31, 2023 compared to March 31, 2022.

	Three months ended March 31,		$ Change
	2023	2022
Research and development expenses	3,725,588	4,439,475	(713,887)
General and administrative expenses	1,695,075	1,677,754	17,321
Interest income, net and other	79,890	8,004	71,886
Net loss	$(5,340,773)	$(6,109,225)	$768,452

Research and Development Expenses
Research and development expenses decreased during the three months ended March 31, 2023 compared to the same period in 2022 primarily due to lower spending on SP-2577.

	SP-2577		SP-3164
Research and development costs by candidates and by categories:	Three months ended March 31,
	2023	2022	2023	2022
Outsourced research and development costs	$712,825	$1,270,309	1,770,124	$117,603
Employee-related costs	540,376	605,818	50,974	44,059
Manufacturing and laboratory costs	90,822	390,419	560,467	22,367
In process research and development costs	—	—	—	1,987,900
Total research and development costs	$1,344,023	$2,266,546	$2,381,565	$2,171,929
General and Administrative Expenses
General and administrative expenses is $1.7 million during the three months ended March 31, 2023, consistent with the three months ended March 31, 2022, resulting from higher legal and business development cost offsetting by lower proxy service expense and overall compensation and benefit costs.
Liquidity and Capital Resources
Overview
Since inception, we have incurred operating losses and we anticipate that we will continue to incur losses for the foreseeable future.
As of March 31, 2023, we had $5.4 million of working capital and our cash and cash equivalents totaled $9.3 million, which were held in bank deposit accounts and a money market account. Our cash and cash equivalents balance decreased during the three months ended March 31, 2023, primarily due to cash used in operating activities, partially offset by the cash received from financing activities. We believe that our $9.3 million in cash and cash equivalents on hand as of March 31, 2023, is sufficient to fund our anticipated operations through the third quarter of 2023.
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

Cash Flows

	Three months ended March 31,
	2023	2022
Net cash (used in) provided by in:
Operating activities	$(3,169,435)	$(3,520,826)
Investing activities	—	(1,500,000)
Financing activities	336,682	—
Net decrease in cash and cash equivalents	$(2,832,753)	$(5,020,826)

Operating Activities
Net cash used in operating activities was $3.2 million in the current period, a decrease of approximately $0.4 million from the same period a year ago. The decrease is primarily due to lower research and development cost incurred in current year and $1.5 million cash received from CPRIT.

Investing Activities
Net cash used in investing activities was $1.5 million in the prior period, for the cash portion of the purchase price for the acquisition of in-process research and development technology SP-3164. There was no such transaction during the same period in 2023.
Financing Activities
Net cash provided by financing activities for the three months ended March 31, 2023 was $0.3 million, compared to $0.0 million for the same period of the year 2022. This is due to the Company's sale of 142,499 common shares under is ATM offering during the three months ended March 31, 2023.

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

There have been no material changes to our critical accounting policies from those described in "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in our Annual Report on Form 10-K filed with SEC on March 27, 2023.

Readers should refer to our Annual Report on Form10-K filed with SEC on March 27, 2023, Note 2, Basis of Presentation and Significant Accounting Policies to the accompanying financial statements for descriptions of these policies and estimates.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended, and are not required to provide the information under this item.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of March 31, 2023. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2023, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting

During the three months ended March 31, 2023, there was no significant change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

We are not a party to any material legal proceedings on the date of this report. We may from time to time become involved in legal proceedings arising in the ordinary course of business, and the resolution of any such claims could be material.

Item 1A.	Risk Factors

For a discussion of certain factors that could materially affect our business, financial condition, and operating results, you should carefully review and consider the information under “Part I, Item 1A- Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 27, 2023

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
101.0
The following materials from Salarius Pharmaceuticals, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, formatted in XBRL (eXtensible Business Reporting Language):(i) Unaudited Condensed Consolidated Balance Sheets, (ii) Unaudited Condensed Consolidated Statements of Operations (iii) Unaudited Condensed Consolidated Statements of Stockholders' Equity (Deficit), (iv) Unaudited Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Unaudited Consolidated Financial Statements.

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

SALARIUS PHARMACEUTICALS, INC.

		By:	/s/ David J. Arthur
David J. Arthur President and Chief Executive Officer (Principal Executive Officer)

		By:	/s/ Mark J. Rosenblum
Mark J. Rosenblum Chief Financial Officer and Executive Vice President of Finance (Principal Financial Officer and Principal Accounting Officer)

Date:	May 11, 2023