Form 10-Q
period 2023-09-30
Salarius Pharmaceuticals, Inc.
filed 2023-11-09
CIK 1615219

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
OR
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

As of November 6, 2023, there were 3,938,433 shares of common stock outstanding.

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
•the Company's ongoing strategy, including reducing its expenditures on research and development activities and taking other cost savings measures in connection with the Company's ongoing review of strategic alternatives;
•the Company's ongoing comprehensive review of strategic alternatives;
•the Company's ability to continue as a going concern and its ability to obtain additional capital to support its operations through the first quarter of 2024;
•estimated costs associated with the Company’s cost savings plan;
•the Company’s ability to preserve capital while it continues to assess potential strategic alternatives;
•the expected timing for incurring costs associated with the cost savings plan;
•the Company's clinical trials, including expected costs, goals, timing and other expectations related thereto;
•the Company's plan to submit an amendment to the Ewing sarcoma clinical trial protocol;
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
•potential adverse impacts resulting from our announcement regarding our board of directors’ review of potential strategic alternatives for the Company;
•the impact of the workforce reduction on the Company’s business;
•the risk that the Company’s cost saving initiatives may not be successful;

•unanticipated difficulties with preserving capital;
•unanticipated charges not currently contemplated that may occur as a result of the Company’s cost savings plan;
•uncertainties about the paths of our programs and our ability to evaluate and identify a path forward for those programs, particularly given the constraints we have as a small company with limited financial, personnel and other operating resources;
• the risk that we could be delisted from Nasdaq, which would seriously harm the liquidity of our stock and our ability to raise capital;
•our ability to raise additional capital;
•the risk that if we do not successfully complete a strategic transaction or obtain financing in the near term, our board of directors may decide to pursue a dissolution and liquidation of our Company;
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

We cannot guarantee that the results and other expectations expressed, anticipated or implied in any forward-looking statement will be realized. The risks set forth under Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, as supplemented by Part II, Item 1A of this Quarterly Report on Form 10-Q, describe major risks to our business, and you should read and interpret any forward-looking statements together with these risks. A variety of factors, including these risks, could cause our actual results and other expectations to differ materially from the anticipated results or other expectations expressed, anticipated or implied in our forward-looking statements. Should known or unknown risks materialize, or should underlying assumptions prove inaccurate, actual results could differ materially from past results and those anticipated, estimated or projected in the forward-looking statements. You should bear this in mind as you consider any forward-looking statements.

Our forward-looking statements speak only as of the dates on which they are made. We do not undertake any obligation to publicly update or revise our forward-looking statements even if experience or future changes makes it clear that any projected results expressed or implied in such statements will not be realized.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

SALARIUS PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	9/30/2023	12/31/2022
	(Unaudited)	(Audited)
Assets
Current assets:
Cash and cash equivalents	$7,580,588	$12,106,435
Grants receivable from CPRIT	—	1,610,490
Prepaid expenses and other current assets	743,196	803,373
Total current assets	8,323,784	14,520,298
Other assets	80,444	130,501
Total assets	$8,404,228	$14,650,799
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$1,088,640	$2,858,330
Accrued expenses and other current liabilities	772,794	1,407,861
Notes payable	459,091	—
Total liabilities	2,320,525	4,266,191

Commitments and contingencies (Note 5)

Stockholders' equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; 0 issued and outstanding	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized; 3,938,433 and 2,255,899 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	394	225
Additional paid-in capital	81,549,354	74,189,531
Accumulated deficit	(75,466,045)	(63,805,148)
Total stockholders' equity	6,083,703	10,384,608
Total liabilities and stockholders' equity	$8,404,228	$14,650,799

See accompanying notes to condensed consolidated financial statements.

SALARIUS PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2023	2022	2023	2022
Operating expenses:
Research and development	$1,036,354	$3,790,123	$7,113,794	$11,151,170
General and administrative	1,495,831	1,832,032	4,810,449	5,346,181
Loss on Impairment of Goodwill	—	8,865,909	—	8,865,909
Total operating expenses	2,532,185	14,488,064	11,924,243	25,363,260
Loss before other income (expense)	(2,532,185)	(14,488,064)	(11,924,243)	(25,363,260)
Interest income, net and other	89,369	78,607	263,346	126,240
Loss from continuing operations	(2,442,816)	(14,409,457)	(11,660,897)	(25,237,020)
Net loss	$(2,442,816)	$(14,409,457)	$(11,660,897)	$(25,237,020)

Loss per common share — basic and diluted	$(0.65)	$(6.41)	$(3.84)	$(12.13)
Weighted-average number of common shares outstanding — basic and diluted	3,754,028	2,247,753	3,037,547	2,081,023

See accompanying notes to condensed consolidated financial statements.

SALARIUS PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30
	2023	2022
Operating activities
Net loss	$(11,660,897)	$(25,237,020)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	8,946	5,008
Equity-based compensation expense	439,462	651,296
Loss on impairment of goodwill	—	8,865,909
In-process research and development technology	—	1,987,900
Grant receivable write-off	130,000	—
Changes in operating assets and liabilities:
Grants receivable	1,480,490	—
Prepaid expenses and other current assets	671,848	(154,192)
Accounts payable	(1,769,690)	173,486
Accrued expenses and other current liabilities	(635,067)	826,078
Net cash used in operating activities	(11,334,908)	(12,881,535)

Investing activities
Purchase in-process research and development technology	—	(1,500,000)
Net cash used in investing activities	—	(1,500,000)

Financing activities
Proceeds from issuance of equity securities, net	6,920,530	1,987,375
Payments on note payable	(111,469)	—
Net cash provided by financing activities	6,809,061	1,987,375

Net decrease in cash, cash equivalents and restricted cash	(4,525,847)	(12,394,160)
Cash, cash equivalents and restricted cash at beginning of period	12,106,435	29,214,380
Cash, cash equivalents and restricted cash at end of period	$7,580,588	$16,820,220

Supplemental disclosure of cash flow information:
Non-cash investing and financing activities:
Cash paid for interest	$6,799
Common stock issued for in-process research and development technology	$—	$487,900
Insurance premium financed by note payable	$570,560	$—

See accompanying notes to condensed consolidated financial statements.

SALARIUS PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity (Deficit)
	Shares	Amount
Balance at December 31, 2021	1,809,593	$181	$70,919,996	$(32,197,192)	$38,722,985
Common stock issued for in-process research and development technology	40,000	4	487,896	—	487,900
Equity-based compensation expense	18,215	2	313,901	—	313,903
Net loss	—	—	—	(6,109,225)	(6,109,225)
Balance at March 31, 2022	1,867,808	$187	$71,721,793	$(38,306,417)	$33,415,563
Issuance of equity securities, net	373,577	37	1,987,339	—	1,987,376
Equity-based compensation expense	3,184	—	174,528	—	174,528
Issuance of equity securities for services	—	—	25,000	—	25,000
Net loss	—	—	—	(4,718,338)	(4,718,338)
Balance at June 30, 2022	2,244,569	224	73,908,660	(43,024,755)	30,884,129
Equity-based compensation expense	—	—	134,316	—	134,316
Issuance of equity securities for services	4,802	—	3,548	—	3,548
Net loss	—	—	—	(14,409,457)	(14,409,457)
Balance at September 30, 2022	2,249,371	224	74,046,524	(57,434,212)	16,612,536
Balance at December 31, 2022	2,255,899	$225	$74,189,531	$(63,805,148)	$10,384,608
Issuance of equity securities, net	142,499	14	311,667	—	311,681
Equity-based compensation expense	69,899	7	203,338	—	203,345
Net loss	—	—	—	(5,340,773)	(5,340,773)
Balance at March 31, 2023	2,468,297	$246	$74,704,536	$(69,145,921)	$5,558,861
Issuance of equity securities, net	883,772	89	6,608,701	—	6,608,790
Equity-based compensation expense	—	—	123,459	—	123,459
Net loss	—	—	—	(3,877,308)	(3,877,308)
Balance at June 30, 2023	3,352,069	$335	$81,436,696	$(73,023,229)	$8,413,802
Issuance of equity securities, net	586,364	59	—	—	59
Equity-based compensation expense	—	—	112,658	—	112,658
Net loss	—	—	—	(2,442,816)	(2,442,816)
Balance at September 30, 2023	3,938,433	394	81,549,354	(75,466,045)	6,083,703
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
Although the Company is currently exploring various strategic alternatives, these strategic alternatives may not be successful in the next several months prior to its cash position getting to the point that it will need to pursue the winding down and dissolution of the Company. If the Company does not raise capital or successfully engage a strategic partner in the next several months, it will be forced to cease operations, liquidate assets and possibly seek bankruptcy protection or engage in a similar process.
Recent Developments
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
In connection with the evaluation of strategic alternatives and in order to extend its resources, Salarius implemented a cost-savings plan that includes a reduction in workforce by over 50% of its positions, with remaining employees focusing primarily on limited drug development activities, completing the US Food and Drug Administration (the "FDA") process to determine the clinical trial registration requirements for the seclidemstat Ewing sarcoma program and supporting the exploration of strategic alternatives.

In connection with the cost-savings plan, the Company has recognized approximately $0.3 million separation costs during the third quarter of 2023 of which, $0.1 million is included as accrued expense and other current liabilities on the Company's condensed consolidated balance sheet as of September 30, 2023.
NASDAQ Minimum Bid Compliance

On September 5, 2023, the Company was notified (the “Notice”) by Nasdaq Stock Market, LLC (“Nasdaq”) that on September 1, 2023, the average closing price of the Company’s common stock (the “Common Stock”) over the prior 30 consecutive trading days had fallen below $1.00 per share, which is the minimum average closing price required to maintain listing on Nasdaq under Nasdaq Listing Rule 5550(a)(2) (the “Minimum Bid Requirement”).
The Notice has no immediate effect on the listing or trading of the Company’s common stock. In accordance with Nasdaq Listing Rule 5810(c)(3)(A), the Company has 180 calendar days to regain compliance with the Minimum Bid Requirement. To regain compliance, the closing bid price of the Company’s common stock must be at least $1.00 per share for a minimum of ten consecutive business days before March 4, 2024.
If the Company does not achieve compliance with the Minimum Bid Requirement during the initial 180 calendar day period, the Company may be eligible for an additional 180 calendar day compliance period. To qualify, the Company would be required to meet the continued listing requirement for market value of publicly held shares and all other Nasdaq initial listing standards, with the exception of the Minimum Bid Requirement, and would need to provide written notice of its intention to cure the deficiency during the second compliance period. However, if it appears to Nasdaq staff that the Company will not be able to cure the deficiency, or if the Company does not meet the other listing standards, Nasdaq could provide notice that the Company’s common stock will become subject to delisting. In the event the Company receives notice that its common stock is being delisted, Nasdaq rules permit the Company to appeal any delisting determination by the Nasdaq staff to a Hearings Panel.
There can be no assurance that the Company will be able to regain compliance with the Minimum Bid Requirement or maintain compliance with the other listing requirements.
The Company intends to actively monitor the closing bid price of its common stock and will evaluate available options to regain compliance with the Minimum Bid Requirement.
End of Phase 2 Meeting with FDA

On October 13, 2023 the Company met with the FDA to identify activities necessary to seek US registration of SP-2577 as a treatment for Ewing sarcoma. The Company is in the process of implementing the initial activities that the Company believes it aligned with the FDA during the end of Phase 2 meeting process.

Based on the advice received from the FDA and clinical data shared during the meeting process, the Company is preparing an amendment to the Ewing sarcoma clinical trial protocol and plans to submit that protocol in the forth quarter of 2023.

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
Unaudited Interim Financial Information
The accompanying interim financial statements are unaudited. These unaudited interim financial statements have been prepared in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. These unaudited interim financial statements should be read in conjunction with the audited financial statements and accompanying notes for the year ended December 31, 2022 included elsewhere in the Company's Annual Report on Form 10-K filed with the SEC on March 27, 2023. In the opinion of management, the unaudited interim financial statements reflect all the adjustments (consisting of normal recurring adjustments) necessary to state fairly the Company’s financial position as of September 30, 2023 and the results of operations for the three and nine months ended September 30, 2023 and 2022. The interim results of operations are not necessarily indicative of the results that may occur for the full fiscal year. The December 31, 2022 balance sheet included herein was derived from the audited financial statements, but does not include all disclosures, including notes, required by GAAP for complete financial statements.

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

Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that their carrying value may not be recoverable. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. There were no impairment charges related to long-lived assets during 2022 or for the nine months ended September 30, 2023.

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
Grants Receivable and Revenue

Salarius’ source of revenue has been from a grant received from CPRIT. Grant revenue is recognized when qualifying costs are incurred and there is reasonable assurance that conditions of the grant have been met. Cash received from grants in advance of incurring qualifying costs is recorded as deferred revenue and recognized as revenue when qualifying costs are incurred. Final reimbursement from the grant was received in the first quarter of 2023. The grant receivable balance at September 30, 2023 was zero

Research and Development Costs

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

The number of anti-dilutive shares, consisting of common shares underlying (i) common stock options, (ii) stock purchase warrants, (iii) rights entitling holders to receive warrants to purchase the Company's common shares, and (iv) restricted stock units which have been excluded from the computation of diluted loss per share, was approximately 10,964,113 and 706,400 shares as of September 30, 2023 and 2022, respectively.

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
The Company accounts for uncertain tax positions in accordance with the provisions of ASC 740. When uncertain tax positions exist, the Company recognizes the tax benefit of tax positions to the extent that the benefit will more likely than not be realized. The determination as to whether the tax benefit will more likely than not be realized is based upon the technical merits of the tax position as well as consideration of the available facts and circumstances. As of September 30, 2023 and December 31, 2022, the Company did not have any significant uncertain tax positions and no interest or penalties have been charged. The Company's practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company is subject to routine audits by taxing jurisdictions.
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

NOTE 3. GRANT RECEIVABLE FROM CPRIT
Grants receivable balances are $0.0 million and $1.6 million at September 30, 2023 and December 31, 2022. During the three and nine months ended September 30, 2023, the Company received $0 million and $1.5 million from CPRIT, respectively. Since inception, the Company has received approximately $16 million under the grant. The grant has been closed as of September 30, 2023.

NOTE 4. PREPAID EXPENSES AND OTHER CURRENT ASSETS
Prepaid expenses and other current assets at September 30, 2023 and December 31, 2022 consisted of the following:

	September 30, 2023	December 31, 2022
Prepaid clinical trial expenses	$—	$11,185
Insurance	660,077	624,612
Other prepaid and current assets	83,119	167,576
Total prepaid expenses and other current assets	$743,196	$803,373

Insurance is mainly comprised of prepaid directors' and officers' insurance. In July 2023, the Company financed its directors and officers' insurance premium with a short term note, the principal amount of which is approximately $0.6 million bearing interest at a rate of 7.87%. The note payable balance, which was included within Current Liabilities on the Condensed Consolidated Balance Sheet is $0.5 million at September 30, 2023.

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

NOTE 7. STOCKHOLDERS' EQUITY
Common Stock - Issuances
During the nine months ended September 30, 2023, the Company sold 696,271 shares of common stock in an "at the market offering" ("ATM") under the Purchase Agreement, as defined below with gross proceeds of $1.7 million.
On May 11, 2023, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with an accredited investor (the “Investor”), pursuant to which the Company agreed to issue and sell to the Investor in a private placement (the “Offering”) (i) 330,000 shares (the “Shares”) of the Company’s common stock, par value $0.0001 per share (the “Common Stock”), (ii) pre-funded warrants (the “Pre-Funded Warrants”) to purchase up to 3,306,364 shares of Common Stock, (iii) Series A-1 warrants (the “Series A-1 Warrants”) to purchase up to 3,636,364 shares of Common Stock and (iv) Series A-2 warrants (the “Series A-2 Warrants”) and together with the Series A-1 Warrants, the “Common Stock Warrants,” and together with the Pre-Funded Warrants, the “Warrants”) to purchase up to 3,636,364 shares of Common Stock, at a purchase price of (a) $1.65 per Share and accompanying Common Stock Warrants and (b) $1.6499 per Pre-Funded Warrant and accompanying Common Stock Warrants. The aggregate gross proceeds from the Offering were approximately $6.0 million, exclusive of placement agent fees and expenses and other offering expenses. The Offering closed on May 16, 2023.
During the third     quarter of 2023, the Company issued 586,364 shares of its Common Stock upon the exercise of Pre-Funded Warrants.
On January 12, 2022, the Company issued 40,000 shares of the common stock, valued at $0.5 million to purchase in-process research and development technology related to SP-3164, please refer to NOTE 2 for further discussion.
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
As of September 30, 2023 and 2022, approximately 10,844,785 (2,720,000 are Pre-Funded Warrants) and 590,087 warrants remain outstanding, respectively.
The terms of the outstanding warrants require the Company, upon the consummation of any fundamental transaction to, among other obligations, cause any successor entity resulting from the fundamental transaction to assume the Company's obligations under the warrants and the associated transaction documents. In addition, holders of warrants are entitled to participate in any fundamental transaction on an as-converted or as-exercised basis, which could result in the holders of the Company's common stock receiving a lesser portion of the consideration from a fundamental transaction. The terms of the warrants could also impede the Company's ability to enter into certain transactions or obtain additional financing in the future.
NOTE 8. EQUITY-BASED COMPENSATION
Equity Incentive Plans
The Company has granted options to employees, directors, and consultants under the 2015 Equity Incentive Plan (the "2015 Plan"). The 2015 Plan provides for the grant of incentive stock options ("ISOs"), nonstatutory stock options, restricted stock awards, restricted stock units, stock appreciation rights, performance-based stock awards and other stock-based awards. Additionally, the 2015 Plan provides for the grant of performance-based cash awards. ISOs may be granted only to the Company's employees. All other awards may be granted to the Company's employees, including officers, and to non-employee directors and consultants. As of September 30, 2023, there were approximately 55,365 shares remaining available for grant awards under the 2015 Plan.
During the nine months ended September 30, 2023, the Company awarded 12,220 restricted stock units to its employees and 36,640 restricted stock awards to its officers and directors, pursuant to the plan described above. Both the restricted stock units and restricted stock awards are valued at the closing price $1.57 of the Company's common stock on the grant date, and generally vest over one to four years. Total fair value of the restricted stock awards and restricted stock units awarded during the nine - month period ended September 30, 2023 is $76,679.
During the nine-month periods ended September 30, 2023 and 2022, the Company awarded 0 and 51,360 stock options, to its employees and directors, pursuant to the plan described above. Stock options generally vest over one to four years and have a contractual term of ten years. Stock options are valued using the Black-Scholes option pricing model and compensation cost is recognized based on the resulting value over the service period. Expected volatilities utilized in the model are based on implied volatilities from traded stocks of peer companies. Similarly, the dividend yield is based on historical experience and the estimate of future dividend yields. The risk-free interest rate is derived from the U.S. Treasury yield curve in effect at the time of grant. The expected term of the options is based on the average period the stock options are expected to remain outstanding. The fair value of the option grants awarded during the nine - month period ended September 30, 2022 was $0.5 million, which has been estimated with the following assumptions on the grant date.

Nine Months Ended September 30
2022
Risk-free interest rate	1.62%-1.70%
Volatility	125.19% 126.42%
Expected life (years)	5.00-6.00
Expected dividend yield	0%

The following table summarizes stock option activity for employees and non-employees for the nine months ended September 30, 2023 and 2022:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2021	63,919	$68.75	8.50	$—
Granted	51,360	$12.00
Exercised	—
Forfeited	(5,015)
Expired	(1,375)
Outstanding at September 30, 2022	108,889	$23.75	8.53	$—
Exercisable at September 30, 2022	36,301	$35.50	7.88	$—

Outstanding at December 31, 2022	107,128	$23.67	8.29	$—
Granted	—
Exercised	—
Forfeited	—
Expired	—
Outstanding at September 30, 2023	107,128	$23.67	7.54	$—
Exercisable at September 30, 2023	71,142	$27.52	7.36	$—

As of September 30, 2023 and 2022, there was approximately $0.4 million and $1.0 million, respectively, of total unrecognized compensation cost related to unvested stock options. Total unrecognized compensation cost will be adjusted for future changes in employee and non-employee forfeitures, if any. The Company expects to recognize that cost over a remaining weighted-average period of 1.5 years.

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
In connection with the evaluation of strategic alternatives and in order to extend our resources, we have implemented a cost-savings plan that includes a reduction in workforce by over 50% of our positions, with remaining employees focusing primarily on limited general operating activities, completing the US Food and Drug Administration process to determine the clinical trial registration requirements for the seclidemstat Ewing sarcoma program and supporting the exploration of strategic alternatives
On September 5, 2023, we were notified (the “Notice”) by Nasdaq Stock Market, LLC (“Nasdaq”) that on September 1, 2023, the average closing price of our common stock (the “Common Stock”) over the prior 30 consecutive trading days had fallen below $1.00 per share, which is the minimum average closing price required to maintain listing on Nasdaq under Nasdaq Listing Rule 5550(a)(2) (the “Minimum Bid Requirement”).
The Notice has no immediate effect on the listing or trading of our common stock. In accordance with Nasdaq Listing Rule 5810(c)(3)(A), the Company has 180 calendar days to regain compliance with the Minimum Bid Requirement. To regain compliance, the closing bid price of our common stock must be at least $1.00 per share for a minimum of ten consecutive business days before March 4, 2024.
If we don't achieve compliance with the Minimum Bid Requirement during the initial 180 calendar day period, we have may be eligible for an additional 180 calendar day compliance period. To qualify, we would be required to meet the continued listing requirement for market value of publicly held shares and all other Nasdaq initial listing standards, with the exception of the bid price requirement, and would need to provide written notice of its intention to cure the deficiency during the second compliance period. However, if it appears to Nasdaq staff that we will not be able to cure the deficiency, or if we don't meet the other listing standards, Nasdaq could provide notice that our common stock will become subject to delisting. In the event the Company receives notice that its common stock is being delisted, Nasdaq rules permit us to appeal any delisting determination by the Nasdaq staff to a Hearings Panel.
There can be no assurance that we will be able to regain compliance with the Minimum Bid Requirement or maintain compliance with the other listing requirements.
We intend to actively monitor the closing bid price of its common stock and will evaluate available options to regain compliance with the Minimum Bid Requirement.
On October 13, 2023 we met with the FDA to identify activities necessary to seek US registration of SP-2577 as a treatment for Ewing sarcoma. We are in the process of implementing the initial activities that we believe is aligned with the FDA during the end of Phase 2 meeting process.

Based on the advice received from the FDA and clinical data shared during the meeting process, we are preparing an amendment to the Ewing sarcoma clinical trial protocol and plan to submit that protocol in the fourth quarter of 2023.
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
We have no products approved for commercial sale and have not generated any revenue from product sales. We have never been profitable and have incurred operating losses in each year since inception. We had an accumulated deficit of $75.5 million as of September 30, 2023. Substantially all of our operating losses resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations. As of September 30, 2023, we had cash and cash equivalents of $7.6 million.
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

The lack of revenue from product sales to date and recurring losses from operations since our inception raise substantial doubt as to our ability to continue as a going concern. We will continue to require substantial additional capital to continue our clinical development activities and will need such additional capital within the next several months to continue to fund our operations through the first quarter of 2024. The amount and timing of our future funding requirements will depend on many factors, including the results of our evaluation of strategic alternatives, the pace and results of our development, regulatory requirements and authorizations, and market conditions. Failure to raise capital as and when needed, on favorable terms or at all, would have a material negative impact on our financial condition and our ability to continue as a going concern.
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
Although we are currently exploring various strategic alternatives, these strategic alternatives may not be successful in the next several months prior to our cash position getting to the point that we will need to pursue the winding down and dissolution of the Company. If we do not raise capital or successfully engage a strategic partner in the next several months, we will be forced to cease operations, liquidate our assets and possibly seek bankruptcy protection or engage in a similar process.
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

In addition, as part of our market expansion strategy, in 2021 an Investigator Initiated Trial with the MD Anderson Cancer Center was initiated to study SP-2577 in combination with azacitidine for the treatment of patients with myelodysplastic syndromes (MDS) or chronic myelomonocytic leukemia (CMML). MDS and CMML can progress into Acute Myeloid Leukemia (AML), which the American Cancer Society estimates there were almost 20,000 new cases of AML in the US alone in 2020. In December of 2022 at the 64th American Society of Hematology (ASH) Annual Meeting and Exposition, investigators in the Department of Leukemia at the University of Texas MD Anderson Cancer Center presented clinical data on seclidemstat in patients with MDS and CMML. Data presented in a poster session included that as of October 2022, nine patients were enrolled with a median follow-up time of 3.9 months. Typically, overall survival is four to six months for patients after failing therapy with hypomethylating agents. In addition, of the eight evaluable patients, four (50%) had an objective response.

Results of Operations
Three months ended September 30, 2023 Compared to the Three months ended September 30, 2022
The following table sets forth the condensed consolidated results of our operations for the three months ended September 30, 2023 compared to September 30, 2022.

	Three months ended September 30,		$ Change
	2023	2022
Research and development expenses	$1,036,354	$3,790,123	$(2,753,769)
General and administrative expenses	1,495,831	1,832,032	(336,201)
Loss on Impairment of Goodwill	$—	8,865,909	(8,865,909)
Interest income, net and other	89,369	78,607	10,762
Net loss	$(2,442,816)	$(14,409,457)	$11,966,641

Research and Development Expenses
Research and development expenses decreased during the three months ended September 30, 2023 compared to the same period in 2022 primarily related to the cost-savings plan we implemented during the quarter.

We expect total research and development expenses and research and development expense for each of our research and development projects to decrease in the remainder of 2023 as compared to the prior year and into 2024 as compared to 2023 as we evaluate the development strategy for our product candidates, and explore and evaluate strategic alternatives.

	SP-2577		SP-3164
Research and development costs by candidates and by categories:	Three months ended September 30,
	2023	2022	2023	2022
Outsourced research and development costs	$174,886	$1,047,906	$103,541	$982,646
Employee-related costs	484,247	510,877	104,503	48,049
Manufacturing and laboratory costs	12,575	136,751	156,602	1,063,894
Total research and development costs	$671,708	$1,695,534	$364,646	$2,094,589
General and Administrative Expenses
General and administrative expenses were $1.5 million during the three months ended September 30, 2023, compared to $1.8 million for the three months ended September 30, 2022, mainly resulting from a decreased in overall personnel costs including estimated year-end bonus accruals.
Nine Months Ended September 30, 2023 Compared to the Nine Months Ended September 30, 2022
The following table sets forth the condensed consolidated results of our operations for the nine months ended September 30, 2023 compared to September 30, 2022.

	Nine months ended September 30,		$ Change
	2023	2022
Research and development expenses	$7,113,794	$11,151,170	$(4,037,376)
General and administrative expenses	4,810,449	5,346,181	(535,732)
Loss on Impairment of goodwill	—	8,865,909	(8,865,909)
Interest income, net and other	263,346	126,240	137,106
Net loss	$11,660,897	$25,237,020	$(13,576,123)

Research and Development Expenses
Research and development expenses decreased during the nine months ended September 30, 2023 compared to the same period in 2022 primarily due to lower spending on SP-2577 which was offset by higher spending in SP-3164 in 2023 and we implemented a cost-savings plan during the third quarter of 2023. Our expenses for the nine months ended September 30, 2023 do not fully reflect the cost-savings plan we implemented during the thrid quarter of 2023.

We expect total research and development expenses and research and development expense for each of our research and development projects to decrease in the remainder of 2023 as compared to the prior year and into 2024 as compared to 2023 as we evaluate the development strategy for our product candidates, and explore and evaluate strategic alternatives.

	SP-2577		SP-3164
Research and development costs by candidates and by categories:	Nine months ended September 30,
	2023	2022	2023	2022
Outsourced research and development costs	$1,432,648	$3,698,339	$2,647,128	$1,441,875
Employee-related costs	1,539,865	1,648,713	207,569	136,815
Manufacturing and laboratory costs	118,150	717,045	1,168,434	1,520,483
In-process research and development costs	—	—	—	1,987,900
Total research and development costs	$3,090,663	$6,064,097	$4,023,131	$5,087,073
General and Administrative Expenses
General and administrative expenses were $4.8 million during the nine months ended September 30, 2023, compared to $5.3 million for the nine months ended September 30, 2022, resulting from lower personnel cost including bonus and equity based compensation expenses.
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
As of September 30, 2023, we had $6.0 million of working capital and our cash and cash equivalents totaled $7.6 million, which were held in bank deposit accounts and a money market account. Our cash and cash equivalents balance decreased during the nine months ended September 30, 2023, primarily due to cash used in operating activities, partially offset by the cash received from financing activities. As recently announced, our cost savings plan extends our expected cash runway with a goal to provide us time to evaluate and implement strategic alternatives. We believe that our $$7.6 million in cash and cash equivalents on hand as of September 30, 2023, is sufficient to fund our current and restructured operations through the first quarter of 2024.

To provide the maximum degree of financial flexibility, and subject to our exploration of strategic alternatives, we may consider various potential opportunities to fund future operations and/or modulate liquidity needs, including: (i) seeking various strategic transactions, including a merger, licensing arrangement or sale that provide funding for our programs; (ii) entering into one or more collaborations to offset costs; (iii) reducing our expenditures on all business activities and/or restructuring our operations and reducing staff. If we are unable to execute on these activities, we may be forced to evaluate additional alternatives including a wind down of our operations.
We do not expect to generate any revenue from product sales unless and until we obtain regulatory approval for and commercialize our product candidate. At the same time, in connection with our exploration of strategic alternatives, we expect to continue to incur significant expenses and expect that our operating losses may fluctuate significantly from quarter-to-quarter and year-to-year.

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
Although we are currently exploring various strategic alternatives, these strategic alternatives may not be successful in the next several months prior to our cash position getting to the point that we will need to pursue the winding down and dissolution of the Company. If we do not raise capital or successfully engage a strategic partner in the next several months, we will be forced to cease operations, liquidate our assets and possibly seek bankruptcy protection or engage in a similar process.
Cash Flows

	Nine months ended September 30,
	2023	2022
Net cash (used in) provided by in:
Operating activities	$(11,334,908)	$(12,881,535)
Investing activities	—	(1,500,000)
Financing activities	6,809,061	1,987,375
Net decrease in cash and cash equivalents	$(4,525,847)	$(12,394,160)

Operating Activities
Net cash used in operating activities was $11.3 million in the current period, a decrease of approximately $1.5 million from the same period a year ago. The decrease is primarily due to significantly reduced operating expenses during the current quarter compared to the same period last year.

Investing Activities
Net cash used in investing activities was $1.5 million in the prior period, for the cash portion of the purchase price for the acquisition of in-process research and development technology SP-3164. There was no such transaction during the same period in 2023.
Financing Activities
Net cash provided by financing activities for the nine months ended September 30, 2023 was $6.8 million, compared to $2.0 million for the same period of the year 2022, resulting from the Company's sale of common shares under its ATM offering, common shares and Pre-Funded Warrants in a transaction that closed on May 16, 2023, partially offset by repayments to a note payable related to directors' and officers' insurance. Please refer to Notes 4 and 7 for more information.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of September 30, 2023. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2023, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting

During the three months ended September 30, 2023, there was no significant change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We do not currently have sufficient working capital to fund our planned operations for the next twelve months and may not be able to continue as a going concern. There is uncertainty regarding our ability to maintain liquidity sufficient to operate our business effectively, which raises substantial doubt about our ability to continue as a going concern.

We currently do not have adequate financial resources to fund our forecasted operating costs for at least twelve months from the filing of this Quarterly Report on Form 10-Q. As of September 30, 2023, we had a cash and cash equivalents balance of approximately $7.6 million. As of September 30, 2023, we have incurred a accumulated deficit of $75.5 million. For the nine months ended September 30, 2023, we reported net losses of $11.7 million. As a result, our existing cash resources are not sufficient to meet our anticipated needs past the first quarter of 2024, even after taking into account our significantly reduced operations, and we would need to raise additional capital in the next several months to continue our operations past the end of the first quarter of 2024.

Our operating history and near-term forecast of incurring net losses and negative operating cash flows raise substantial doubt about our ability to continue as a going concern. We believe that our current cash and cash equivalents will be sufficient to fund our current planned operations through the first quarter of 2024 but that we will need to raise additional capital in the next several months in order to avoid a wind down and dissolution of the Company. Our auditors also included an explanatory paragraph in its report on our financial statements as of and for the year ended December 31, 2023 with respect to this uncertainty. Our ability to continue as a going concern is dependent upon our ability to obtain additional equity or debt financing, attain further operating efficiencies, reduce expenditures, and, ultimately, to generate revenue. Since inception, we have incurred net losses and negative cash flows from operations. We may not be successful or needed financing may not be available in the next several weeks. The resulting decline in the trading price of our common stock is further expected to negatively impact our ability to raise capital. Our existing cash and cash equivalents will not be sufficient to enable us to complete the clinical development and commercialization of our product candidates for any indications or to in license any other product candidates and develop them. If are unable to raise capital in the next several months or engage a strategic partner, we may be forced to cease operations and liquidate our assets and possibly seek bankruptcy protection or engage in a similar process. As such, we cannot conclude that such plans will be effectively implemented within one year after the date that the financial statements included in this Quarterly Report on Form 10-Q are filed with the SEC and there is uncertainty regarding our ability to maintain liquidity sufficient to operate our business effectively, which raises substantial doubt about our ability to continue as a going concern.

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

We could be delisted from Nasdaq, which would seriously harm the liquidity of our stock and our ability to raise capital.

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

On September 5, 2023, we were notified (the “Notice”) by Nasdaq Stock Market, LLC (“Nasdaq”) that on September 1, 2023, the average closing price of our common stock over the prior 30 consecutive trading days had fallen below $1.00 per share, which is the minimum average closing price required to maintain listing on Nasdaq under Nasdaq Listing Rule 5550(a)(2) (the “Minimum Bid Requirement”). Nasdaq’s notice had no immediate effect on the listing or trading of our common stock. Pursuant to Nasdaq Listing Rule 5810(c)(3)(A), we are provided an initial compliance period of 180 calendar days to regain compliance with the Minimum Bid Requirement. To regain compliance, the closing bid price of our common stock must meet or exceed $1.00 per share for a minimum of 10 consecutive business days prior to the deadline. If we do not achieve compliance with the Minimum Bid Requirement within 180 calendar days, we may be eligible for an additional 180 calendar days to regain compliance. To qualify, we would be required to meet the continued listing requirement for market value of publicly held shares and all other Nasdaq initial listing standards, with the exception of the Minimum Bid Requirement, and provide written notice of our intention to cure the minimum bid price deficiency during the second compliance period.
If the Nasdaq staff determines that we will not be able to cure the deficiency, or if we are otherwise not eligible for such additional compliance period, Nasdaq will provide notice that our common stock will be subject to delisting. In the event we receive notice that our common stock is being delisted, Nasdaq rules permit us to appeal any delisting determination by the Nasdaq staff. There can be no assurance that the Company will be able to regain compliance with the Minimum Bid Requirement or maintain compliance with the other listing requirements.

If, for any reason, Nasdaq were to delist our securities from trading on its exchange and we are unable to obtain listing on another reputable national securities exchange, a reduction in some or all of the following may occur, each of which could materially adversely affect our stockholders:
•liquidity and marketability of our common stock;
•our ability to obtain financing for the continuation of our operations;
•the number of institutional and general investors that will consider investing in our common stock;
•the number of market makers in our common stock;
•the availability of information concerning the trading prices and volume of our common stock; and
•the number of broker-dealers willing to execute trades in shares of our common stock

In addition, if we cease to be eligible to trade on Nasdaq, we may have to pursue trading on a less recognized or accepted market, such as the over the counter markets, our stock may be traded as a “penny stock” which would make transactions in our stock more difficult and cumbersome, and we may be unable to access capital on favorable terms or at all, as companies trading on alternative markets may be viewed as less attractive investments with higher associated risks, such that existing or prospective institutional investors may be less interested in, or prohibited from, investing in our common stock. This may also cause the market price of our common stock to further decline.

Our cost savings plans and the associated headcount reductions may not result in anticipated savings, could result in total costs and expenses that are greater than expected and could disrupt our business.

On August 5, 2023, we approved a cost savings plan intended to preserve capital while we assess potential strategic alternatives. As of the filing of this Quarterly Report on Form 10-Q, the Company has recognized approximately $0.3 million separation cost during the third quarter of 2023. We may not realize, in full or in part, the anticipated benefits, savings and improvements in our cost structure from our cost savings efforts due to unforeseen difficulties, delays or unexpected costs. For example, we may incur unanticipated charges not currently contemplated as a result of the cost savings plans. If we are unable to realize the expected operational cost savings from the restructuring, our operating results and financial condition would be adversely affected.

Item 5.Other Information.
None.

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
101.0
The following materials from Salarius Pharmaceuticals, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, formatted in XBRL (eXtensible Business Reporting Language):(i) Unaudited Condensed Consolidated Balance Sheets, (ii) Unaudited Condensed Consolidated Statements of Operations (iii) Unaudited Condensed Consolidated Statements of Stockholders' Equity (Deficit), (iv) Unaudited Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Unaudited Consolidated Financial Statements.

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

SALARIUS PHARMACEUTICALS, INC.

		By:	/s/ David J. Arthur
David J. Arthur President and Chief Executive Officer (Principal Executive Officer)

		By:	/s/ Mark J. Rosenblum
Mark J. Rosenblum Chief Financial Officer and Executive Vice President of Finance (Principal Financial Officer and Principal Accounting Officer)

Date:	November 9, 2023