Form 10-K
period 2023-12-31
Salarius Pharmaceuticals, Inc.
filed 2024-03-22
CIK 1615219

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
———————–––––—————————
FORM 10-K
————————————

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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

Registrant's Telephone Number, Including Area Code: (832) 834-9144
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐ No ☒
As of June 30, 2023 (the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of the common stock of the registrant held by non-affiliates of the registrant was $4,920,592 based on the last reported sale price of the registrant's common stock on the Nasdaq Capital Market on June 30, 2023.
As of March 15, 2024, there were 4,314,433 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the registrant’s definitive proxy statement for its 2024 Annual Meeting of Stockholders, which will be filed with the United States Securities and Exchange Commission within 120 days of December 31, 2023, are incorporated by reference into Part III of this Annual Report on Form 10-K.

SALARIUS PHARMACEUTICALS, INC.
October 14, 2022, the Company filed a Certificate of Amendment to the Company’s restated certificate of incorporation with the Secretary of State of the State of Delaware to effect a 1-for-25 reverse stock split of the Company’s issued and outstanding shares of common stock, par value $0.0001 per share (the Reverse Stock Split), which became effective on October 14, 2022. All historical share and per share amounts reflected throughout this report have been adjusted to reflect the Reverse Stock Split.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Various statements made in this Annual Report on Form 10-K are forward-looking and involve risks and uncertainties. All statements that address activities, events or developments that we intend, expect or believe may occur in the future are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements give our current expectations or forecasts of future events and are not statements of historical or current facts. These statements include, among others, statements about:
•the Company's ability to continue as a going concern and its ability to support it operations into the first half of 2025;
•the Company’s expectations regarding the exploration of strategic alternatives;
•the Company's strategy, including significantly reducing its expenditures on operational and research and development activities and taking other cost savings measures in connection with the Company’s ongoing review of strategic alternatives;
•the Company's expectations regarding the benefits of its cost-saving measures;
•the Company’s ability to preserve capital while it continues to await clinical data and assess potential strategic alternatives;
•the expected timing for incurring costs associated with the cost savings measures;
•the Company’s expectations regarding its clinical trials and any investigator-initiated clinical trials, including expected costs, goals, timing and other expectations related thereto;
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
•the Company's liquidity position, the expected sufficiency of such position for anticipated operating and capital requirements into the first half of 2025;
•the Company's ability to remain listed on Nasdaq;

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
The following are some of the factors that could cause actual results to differ materially from the anticipated results or other expectations expressed, anticipated or implied in our forward-looking statements:

•the risk that if we do not successfully complete a strategic transaction or obtain financing in the near term, the company will need to pursue a dissolution and liquidation of our company;
•uncertainties regarding the timing and results of additional clinical data from ongoing clinical trials evaluating seclidemstat;
•uncertainties about the exploration and evaluation of strategic alternatives, including that they may not result in a definitive transaction or enhance stockholder value and may create a distraction or uncertainty that may adversely affect our operating results, business or investor perceptions;

•potential adverse impacts regarding our announcement regarding our implementation of a series of additional cost-savings measures designed to extend our expected cash runway into the first half of 2025, including the cessation of employment of David Arthur, our Chief Executive Officer, who will continue serving in such role as a part-time consulting basis;
•the risk that the Company’s cost saving initiatives and exploration of strategic alternatives are not successful and do not increase stockholder value;
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
•the effectiveness and timeliness of limited ongoing clinical trials, and the usefulness of the data; the adequacy of our capital to support our future operations;
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

SUMMARY OF SELECTED RISKS ASSOCIATED WITH OUR BUSINESS
Our business is subject to numerous risks and uncertainties, including those discussed at length in the section titled “Risk Factors.” These risks include, among others, the following:

Risks Related to our Financial Position and Capital Needs
•We do not currently have sufficient working capital to fund our planned operations for the next twelve months and may not be able to continue as a going concern. There is uncertainty regarding our ability to maintain liquidity sufficient to operate our business effectively, which raises substantial doubt about our ability to continue as a going concern.
•Our activities to evaluate and pursue strategic alternatives has not resulted in and may never result in any definitive transaction or enhance shareholder value, and may create a distraction for our management and uncertainty that may adversely affect our operating results and business.

•If we do not successfully complete a strategic transaction or raise additional capital, we will need to pursue a dissolution and liquidation of our company. In such an event, the amount of cash available for distribution to our stockholders will depend heavily on the timing of such liquidation as well as the amount of cash that will need to be reserved for commitments and contingent liabilities.
•We could be delisted from Nasdaq, which would seriously harm the liquidity of our stock and our ability to raise capital.
•Certain of our warrants to purchase common stock include a right to receive the Black-Scholes value of the unexercised portion of the warrants in the event of a fundamental transaction, which payment could be significant.
•The terms of the warrants could impede our ability to enter into transactions or obtain additional financing.
•Our cost savings plans and the associated headcount reductions may not result in anticipated savings, could result in total costs and expenses that are greater than expected and could disrupt our business.
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

•Difficulty in enrolling patients is a common hurdle faced by early stage biotechnology companies and could, and often does, delay or prevent clinical trials of product candidates.
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
•If we fail to comply with obligations in the agreements under which we license intellectual property and other rights from third parties or otherwise experience disruptions to our business relationships with our licensors, we could lose license rights that are important to our business.
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

Risks Related to our Business Operations

•We are substantially dependent on our remaining employees and consultants to continue our operations and facilitate the consideration and consummation of a potential strategic transaction.
Risks Related to Our Common Stock
•Future sales of a significant number of our shares of common stock in the public markets, or the perception that such sales could occur, could depress the market price of our shares of our common stock.
•We do not currently intend to pay dividends on our common stock

Part I
Item 1. Business
References to “Salarius,” the “Company,” “we,” “us” and “our” refer to Salarius Pharmaceuticals, Inc. and its consolidated subsidiaries following the completion of the Merger and Salarius Pharmaceuticals, LLC prior to the completion of the Merger. References to “Notes” refer to the Notes to Consolidated Financial Statements included herein (refer to Item 8).
Overview
We are a clinical-stage biopharmaceutical company focused on developing treatments for parties with cancers in need of new treatment options. Specifically, we are concentrated on developing treatments for cancers caused by dysregulated gene expression, i.e., genes which are incorrectly turned on or off. We have two primary classes of drugs that address gene dysregulation: protein inhibitors and targeted protein degraders. Our technologies have the potential to work in both liquid and solid tumors. Our current pipeline consists of two primary compounds: 1) SP-3164, a small molecule protein degrader, and 2) seclidemstat (SP-2577), a small molecule inhibitor.
Recent Developments
On July 11, 2023 we announced that the U.S. Food & Drug Administration (FDA) had cleared our investigational new drug (IND) application to treat relapsed/refractory non-Hodgkin lymphoma patients with SP-3164.
On August 8, 2023, we announced that we retained Canaccord Genuity, LLC to lead a comprehensive review of strategic alternatives focusing on maximizing shareholder value, including but not limited to, an acquisition, merger, reverse merger, divestiture of assets, licensing, or other strategic transactions involving our company. In connection with the evaluation of strategic alternatives and in order to extend our resources, we implemented a cost-savings plan that includes a reduction in workforce by over 50% of our positions, with remaining employees focusing primarily on limited general operating activities, completing the FDA process to determine the clinical trial registration requirements for the seclidemstat Ewing sarcoma program and supporting the exploration of strategic alternatives.
On October 13, 2023 we met with the FDA to identify activities necessary to seek US registration of SP-2577 as a treatment for Ewing sarcoma.
On January 3, 2024 we announced that the hematologic cancer Phase 1/2 clinical trial being conducted at MD Anderson cancer Center (MDACC) is listed as active and recruiting on clinical trials.gov – trial NCT04734990. We also announced that an additional Ewing sarcoma patient treated with seclidemstat, topotecan and cyclophosphamide (TC) had achieved a partial response as demonstrated by at least a 30% decrease in the sum of diameters of the patient’s target lesions, bringing the objective response rate (ORR) in Ewing sarcoma first-relapse patients to 60%, with a 60% disease control rate (DCR).
On January 5, 2024 we announced the issuance of U.S. Patent No. 11,535,603, which covers our novel cereblon-binding protein degrader, SP-3204. SP-3204 is a GSPT1 protein degrader and has potential in hematological cancers.
On January 16, 2024, we announced the expansion of our intellectual property portfolio with composition-of-matter protection into 2039 for our novel molecular glue. Our protein degrader patent portfolio now includes 17 issued patents across six patent families.
On February 22, 2024, our Board of Directors implemented a series of additional cost-savings measures designed to extend our expected cash runway into the first half of 2025. These measures will allow us to support the generation of additional clinical data for seclidemstat in the ongoing MDACC investigator-initiated Phase 1/2 clinical trial in hematologic cancers and Salarius’ Phase 1/2 trial in Ewing sarcoma.
In connection with the cost-savings measures, David Arthur, the Company’s President and Chief Executive Officer, ended his full-time employment and transitioned to a part-time consultant role, effective February 20, 2024. He will continue to serve as Chief Executive Officer and support our ongoing activities. The cost-savings measures also included reducing operating expenses and reducing the cash compensation payable to our non-employee directors beginning in the second quarter of 2024.
Focused Programs
SP-3164 - A novel targeted protein degrader
The field of targeted protein degradation (TPD) is rapidly growing. The two most common types of protein degraders are molecular glues (MGs) and proteolysis-targeting chimeras (PROTACs). SP-3164 is a next-generation cereblon-binding MG. The first generation MGs, lenalidomide (Revlimid®) and pomalidomide (Pomylast®), have had great success in treating hematological malignancies.
MGs are small molecules that commandeer the body’s normal protein degradation processes by causing proteins to stick to one another thereby inducing selective degradation of cancer-causing proteins. Derived from avadomide, SP-3164 is engineered using DECS (deuterium-enabled chiral switching), a process that replaces hydrogen atoms with deuterium to stabilize the molecule’s active enantiomer, resulting in a novel molecular entity with the potential for increased efficacy and improved safety compared to the first generation compound. SP-3164 degrades transcription factors IKZF1 (Ikaros) and IKZF3 (Aiolos), along with other proteins, resulting in both direct anti-cancer activity and immune-modulating properties. SP-3164 has potential in both hematologic and solid tumors and is currently in IND-enabling studies. In preclinical studies, SP-3164 demonstrated more efficient and robust degradation of Ikaros/Aiolos compared to lenalidomide and pomalidomide. Additionally, in animal models of lymphoma and multiple myeloma, treatment with SP-3164 resulted in significant tumor growth inhibition compared to control animals. When SP-3164 was combined with standard of care agents, the result was even more pronounced and in some cases resulted in complete regression of the tumors.
On July 11, 2023 we announced that the FDA had cleared our IND application to treat relapsed/refractory non-Hodgkin lymphoma patients with SP-3164. We expect to initiate a Phase 1 clinical trial only if funds were available and therefore any such trial is on hold pending the completion of the strategic alternatives process or a financing that can support such trial.
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
Program Development
Our goal is to develop SP-3164 and SP-2577 for treatment of cancers; however, due to limited financial and operational resources our Board of Directors continues to explore strategic alternatives to maximize return for investors, which strategic alternatives include selling or out licensing SP-3164 and/or SP-2577 to a third party. We have significantly reduced costs in both programs. For SP-2577, we plan to evaluate information from the investigator-initiated trial at MDACC and that data to augment our ongoing work in seeking strategic alternatives.
SP- 3164 Development
Our plan has been to develop SP-3164 in high unmet need hematological indications and solid tumors. Our goal was to file an IND application with the FDA for SP-3164 in the first half of 2023, and begin a Phase 1/2 clinical trial in the second half of 2023, however the lack of funding required us to curtail spending necessary to begin the clinical trial program.

Development of SP-2577 in Ewing Sarcoma Patients

Ewing sarcoma is a devastating pediatric and young adult cancer for which there are no approved targeted therapies. The cause of Ewing sarcoma is a chromosomal translocation involving the Ewing sarcoma breakpoint region 1 (EWSR1) gene and ETS family genes, resulting in expression of a fusion oncoprotein. The resulting oncoprotein has been found to co-localize with LSD1 throughout the genome, making LSD1 an attractive therapeutic target for Ewing sarcoma. Based on data from the National Institute of Health (NIH) and physician collaborators, we believe there are approximately 500 Ewing sarcoma patients diagnosed annually in the United States. Current treatment for Ewing sarcoma consists of an intensive chemotherapy regime, radiation and often disfiguring surgeries. Due to the harshness of current treatment options, children and adolescents often experience long-term side effects such as slowed growth and development, learning problems and an increased risk of developing second cancers. According to published literature, including “Management of recurrent Ewing sarcoma: challenges and approaches” by David Van Mater and Lars Wagner, patients with overt metastasis (20-30% of patients) or recurrent disease (~20%) have poor prognosis, with less than a 30% chance of experiencing disease-free survival, and there is currently not a standardized treatment available for recurrent Ewing sarcoma. These are the patients that we aim to help.

Expand SP-2577 Market by Pursuing Large Market Indications

As LSD1 can interact with over 60 regulatory proteins other than FET-fusion oncoproteins, we believe that LSD1 may also play a critical role in progression of various other cancer types.

In addition to solid tumors, SP-2577 has shown promising preclinical activity in hematologic cancers. In 2021 we announced the initiation of an MD Anderson Cancer Center sponsored Investigator Initiated Trial studying SP-2577 in combination with azacitidine for the treatment of patients with myelodysplastic syndromes (MDS) or chronic myelomonocytic leukemia (CMML). Myelodysplastic syndromes can progress into Acute Myeloid Leukemia (AML) and data from our ongoing trial could inform development of SP-2577 in hematologic cancers (also referred to as liquid tumors or blood cancer), including AML. The American Cancer Society estimates there were almost 20,000 new cases of AML in the US alone in 2020. MDACC is currently active and enrolling new patients in this investigator initiated clinical trial. We plan to evaluate information from the MDACC trial related to hematological cancers and use that data to augment our ongoing work regarding the consideration of strategic alternatives.

The following figure lists our programs and their respective stages of development:

Clinical Trials

Ewing Sarcoma
In June 2018 we started a multi-site, open-label Phase ½ trial of SP-2577 for treatment of patients with relapsed/refractory Ewing “sarcoma. Patients must have histologic confirmation of Ewing sarcoma that is refractory or recurrent and must have received one prior course of therapy for the disease. Among other inclusion criteria, patients must be 12 years or older and have a life expectancy of greater than 4 months.
The primary objectives of this clinical trial were to study the safety and tolerability of SP-2577. Secondary objectives include pharmacokinetic assessment, food effects on drug pharmacokinetics, determination of the maximum tolerated dose (MTD) and assessment of preliminary signs of anti-tumor activity. Additionally, the trial will explore the use of circulating tumor cells (CTC), cell-free DNA (cfDNA), Hemoglobin F and changes in molecular signatures of the tumor as pharmacodynamic markers of disease burden, drug effect and tumor response.
In February 2021, we announced that we reached the recommended Phase 2 dose and would initiate the dose expansion portion of the trial. We also announced that Ewing sarcoma patients would be treated in combination with topotecan/cyclophosphamide.
In October 2022, we voluntarily paused new patient enrollment in its Phase 1/2 trial of seclidemstat as a treatment for Ewing sarcoma and FET-rearranged sarcomas per protocol design. The pause in new patient enrollment was due to a metastatic FET-rearranged sarcoma patient death, not an Ewing sarcoma patient death, that was classified as a suspected unexpected serious adverse reaction (SUSAR). On November 1, 2022, the FDA provided verbal notification that the Ewing sarcoma and FET-rearranged sarcoma trial was on partial clinical hold.
On May 5, 2023, we were notified by FDA that they have completed the review of our submission and have concluded that the clinical trial may be resumed.

On November 7, 2023 we participated in a Type B End-of-Phase 2 (EOP2) meeting with the FDA to receive guidance regarding the development program for seclidemstat to treat Ewing sarcoma. We have received the final meeting minutes and submitted our amended clinical trial protocol in January, 2024 to reflect guidance agreed to with FDA during the EOP2 meeting. We currently have one active clinical trial patient receiving seclidemstat. Of our fourteen Phase ½ clinical trial sites, we have decided to close those sites with the least Ewing sarcoma enrollment and potential for enrollment. Our remaining sites will remain idle until the MDACC hematological cancer information is available for review in the second half of 2024.

On January 3, 2024, we announced that an additional Ewing sarcoma patient treated with seclidemstat and TC had achieved a partial response as demonstrated by at least a 30% decrease in the sum of diameters of the patient’s target lesions, bringing the ORR in Ewing sarcoma first-relapse patients to 60%, with a 60% DCR.

Hematological Cancers Trial at MD Anderson Cancer Center
In June 2021 we announced the initiation of an MD Anderson Cancer Center Investigator Initiated Trial studying SP-2577 in combination with azacitidine for the treatment of patients with myelodysplastic syndromes (MDS) or chronic myelomonocytic leukemia (CMML). The Phase 1/2 trial is being led by Dr. Guillermo Montalban-Bravo from the Department of Leukemia at The University of Texas MD Anderson Cancer Center. The dose-escalation stage of the Phase 1/2 trial will enroll patients aged 18 and older with MDS or CMML. Patients will receive azacitidine, administered intravenously or subcutaneously, on days one through seven of each 28-day cycle in combination with an escalating, twice-daily dose of seclidemstat administered as an oral tablet.
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
In January 2024, Salarius announced that the MDACC Safety Review Committee completed its review and determined that MD Anderson could resume enrollment in the hematological trial, and the trial is currently recruiting.
Currently, the hematologic cancer Phase 1/2 clinical trial being conducted at MD Anderson is now listed as active and recruiting on clinical trials.gov – trial NCT04734990.

Strategic Agreements
Listed below are the strategic agreements that may have an impact on our results of operations:

The University of Utah Research Foundation
On August 3, 2011, we entered into an Exclusive License Agreement with the University of Utah Research Foundation (the University of Utah), for the exclusive license with respect to patent rights protecting SP-2577 and related compounds. The patent rights were for a provisional patent. The term of agreement is until the last-to-expire of the patent rights licensed under the agreement, which is expected to be as late as 2037, unless otherwise terminated by law or by the parties pursuant to the agreement.
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
Cancer Prevention and Research Institute of Texas
In June 2016, we entered into a Cancer Research Grant Contract with Cancer Prevention and Research Institute of Texas (CPRIT). The grant contract was for an amount up to $18.7 million to fund the development of LSD-1 inhibitor. The grant was subsequently amended to remove $2.6 million related to a discontinued prostate cancer program. We received approximately $16 million under the grant. The grant has been closed as of December 31, 2023.

The conditions of the grant include upon commercialization of SP-2577, and if our revenue is above a specified dollar threshold, we will be required to pay up to 3%-5% of such revenue during the revenue term until CPRIT receives an amount equal to a single digit multiple of the total grant award. The revenue term is determined on a country by country basis as revenue during the period beginning on the date of the first commercial sale of a product or service until there no longer exists any exclusivity for a commercial product or service in such country, which may be as late as 2037. In the event CPRIT receives such specified percentage of the total grant award from us during the revenue term, we will continue to pay CPRIT a reduced revenue sharing percentage during the remainder of the revenue term. Additionally, if we are required to obtain a license under the intellectual property rights of one or more third parties in order to sell commercial products in any given country, then the revenue sharing percentages may be reduced.

DeuteRx, LLC
On January 12, 2022, we entered into an acquisition and strategic collaboration agreement ( the ASCA) with DeuteRx, LLC (DeuteRx), pursuant to which we acquired targeted protein development portfolio.
The portfolio was purchased for an aggregate purchase price of $1.5 million and the delivery of 40,000 shares of our common stock. We also agreed to pay to Seller (i) milestone payments upon the occurrence of certain events and (ii) royalty payments. All cost related to the transaction were immediately expensed in 2022 as acquired in-process research and development expenses since SP-3164 has not yet achieved regulatory approval and, absent obtaining such approval, has no alternative future use. A member of the Company’s Board of Directors also serves as a consultant to the Seller and is employed by an affiliate of the Seller.
Simultaneously with our entry into the ASCA, we and DeuteRx entered into the R&D Services Agreement, which sets forth the terms and conditions upon which DeuteRx will provide services to us, including the implementation and performance of a Non-Clinical and Clinical Development Scope of Work. The ASCA remains in place, albeit at lower service levels resulting from company wide cost cutting measures.
Manufacturing, Sales and Marketing
The Company currently has no manufacturing facilities, nor does it have a sales and marketing organization because our product candidates are still in preclinical or early-stage clinical development.
Intellectual Property
As of December 31, 2023, we had a SP-2577 worldwide portfolio of 71 patents and patent applications of which 64 were issued or allowed and 7 are pending applications. This portfolio includes (i) composition of matter and methods of use patents on our lead candidate, SP-2577. Transaction have claims that cover the composition of matter of SP-3164 with a patent term expiration of January 14, 2034. The patents and patent applications related to SP-2577 are owned by the University of Utah Research Foundation and are exclusively licensed to us.
In the United States, our anticipated first target market, we have two composition of matter patents (US#8,987,335 and US#9,266,838) and two methods of use patents (US#9,642,857, US#9,555,024) protecting SP-2577 and related compounds which will expire in 2032.
As of December 31, 2023 the targeted degradation patent portfolio consisted of 6 patent families with 17 granted patents and 4 pending applications acquired in the DeuteRx Transaction.
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

Compound Name	Company	Main Protein Targets	Indications
Iberdomide (CC-220)	Bristol Myers Squibb (BMS)	Ikaros/Aiolos (I/A)	MM , NHL
Mezigdomide (CC-92480)	BMS	I/A	R/R MM and ND MM
CC-99282	BMS	I/A	NHL, CLL
CFT7455	C4 Therapeutics	I/A	NHL and MM
BTX-1188	BioTheryX	GSPT1, I/A	AST, NHL and AML
To the best of our knowledge, SP-3164 will be the first, deuterium-stabilized cereblon-binding drug. Based on preclinical studies, SP-3164 may have advantageous pharmacokinetic properties that could increase tolerability. Compared to MGs currently on the market including Revlimid® and Pomalyst®, SP-3164 showed more robust degradation of Ikaros and Aiolos and resulted in improved tumor growth inhibition in mouse models. In addition, although SP-3164 is currently in IND-enabling studies, there is extensive clinical data generated by the first-generation compound, avadomide, that SP-3164 can build upon. This includes development of a precision medicine approach to select for patients who may be more sensitive to SP-3164.
SP-2577: LSD1 Inhibition and Competitive Differentiation
LSD1 is a widely published epigenetic target and has attracted interest from several large pharmaceutical companies. LSD1 helps drive cancer progression through demethylation of histones and by acting as a scaffolding protein within various activator and repressor complexes. According to clinicaltrials.gov, there are four targeted LSD1 inhibitors and one dual LS1/HDAC6 inhibitor (JBI-295) in Phase 1/2 clinical development for a variety of cancer types (shown in the table below)

Company	Binding Mechanism	Drug Name
Salarius	Reversible	SP-2577
Oryzon	Irreversible	ORY-1001
Celgene/Bristol Myers Squibb	Reversible	CC-90011
Imago	Irreversible	IMG-7289
Jubilant	Irreversible	JBI-295
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

Drug Development Process

The process required before a drug may be marketed in the United States generally include the following:

•completion of extensive non-clinical laboratory tests and animal studies in accordance with the FDA’s Good Laboratory Practices (GLP) regulations, applicable requirements for the humane use of laboratory animals, such as the Animal Welfare Act or other applicable regulations;
•submission to the FDA of an Investigational New Drug (IND) for human clinical testing, which must be deemed effective before human clinical trials may begin;
•approval by an independent institutional review board (IRB) overseeing each clinical site before each trial may be initiated at that site;
•performance of adequate and well-controlled human clinical trials in accordance with Good Clinical Practices (GCP) requirements , and any additional requirements for the protection of human research subjects and their health information, to establish the safety and efficacy of the drug for each proposed indication;
•submission to the FDA of a New Drug Approval (NDA) for marketing approval that includes substantial evidence of safety and effectiveness from results of clinical trials, as well as the results of preclinical testing, detailed information about the chemistry, manufacturing and controls, and proposed labeling and packaging for the product candidate;
•consideration by an FDA Advisory Committee, if applicable;
•satisfactory completion of potential FDA audits of the preclinical study and clinical trial sites that generated the data in support of the NDA;
•satisfactory completion of an FDA pre-approval inspection of the nonclinical, clinical and/or manufacturing sites or facilities at which the active pharmaceutical ingredient, (API), and finished drug product are produced and tested to assess compliance with current Good Manufacturing Practices (cGMP); and
•FDA review and approval of the NDA prior to any commercial marketing or sale of the drug in the United States, including agreement on post-marketing commitments, if applicable.

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

Clinical trials involve the administration of the investigational new drug to healthy volunteers or patients under the supervision of a qualified investigator. Clinical trials must be conducted in compliance with state and federal regulations, including GCP requirements, which include the requirement that all research subjects provide their informed consent in writing for their participation in any clinical trial. Clinical trials are conducted under protocols detailing the objectives of the trial, dosing procedures, subject selection and exclusion criteria, and the parameters to be used in monitoring safety and the effectiveness criteria to be evaluated, including stopping rules that assure a clinical trial will be stopped if certain adverse events (AEs) should occur. Each protocol and subsequent protocol amendments must be submitted to the FDA as part of the IND.

The FDA may order the temporary or permanent discontinuation of a clinical trial at any time, or impose other sanctions, if it believes that the clinical trial either is not being conducted in accordance with FDA requirements or presents an unacceptable risk to the clinical trial patients. The study protocol and informed consent information for patients in clinical trials must also be submitted to an IRB, for approval of each site at which the clinical trial will be conducted. An IRB may also require the clinical trial at the site to be halted, either temporarily or permanently, for failure to comply with the IRB’s requirements, or may impose other conditions. Information about certain clinical trials must be submitted within specific timeframes to the National Institutes of Health (NIH) for public dissemination on their www.clinicaltrials.gov website.

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

FDA Review and Approval Process

After completion of the required clinical testing, a sponsor may prepare and submit an NDA to the FDA. FDA approval of the NDA is required before marketing of the product may begin in the United States. The NDA must include the results of all non-clinical, clinical and other testing and a compilation of data relating to the product’s toxicology, pharmacology, chemistry, manufacture and controls. In addition, under the Pediatric Research Equity Act, as amended, an NDA or supplement to an NDA generally must contain data to assess the safety and effectiveness of the product for the claimed indications in all relevant pediatric subpopulations and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective. The FDA may grant deferrals for submission of data or full or partial waivers depending on the designated pathway for submission. The cost of preparing and submitting an NDA is substantial. The submission of most NDAs is additionally subject to a substantial application user fee, and the manufacturer and/or sponsor under an approved NDA are also subject to annual product and establishment user fees. These fees are typically increased annually. Fee waivers or reductions are available in certain circumstances, including a waiver of the application fee for the first application filed by a small business. Under the Prescription Drug User Fee Act (PDUFA) performance goals that are currently in effect, the FDA has a goal of ten months from the date of “filing” of a standard NDA for a new molecular entity to review and act on the submission. This review typically takes twelve months from the date the NDA is submitted to FDA, because the FDA has approximately two months to make a “filing” decision. That deadline can be extended under certain circumstances, including by the FDA’s requests for additional information. The targeted action date can also be shortened to 6 months of the “filing” date for products that are granted priority review designation because they are intended to treat serious or life-threatening conditions and demonstrate the potential to address unmet medical needs. Within 60 days following submission of the application, the FDA reviews all NDAs submitted to ensure that they are sufficiently complete for substantive review before it accepts them for filing. The FDA may issue a refuse-to-file letter and request additional information rather than accept an NDA for filing. In this event, the NDA must be resubmitted with the additional information. The resubmitted application also is subject to review before the FDA accepts it for filing. Once the submission is accepted for filing, the FDA begins an in-depth substantive review. The FDA reviews an NDA to determine, among other things, whether the drug is safe and effective and whether the facility(ies) in which it is manufactured, processed, packaged or held meets standards designed to assure the product’s continued safety, quality and purity. The FDA may also refer applications for novel drug products, or drug products that present difficult questions of safety or efficacy, to an advisory committee-typically a panel that includes clinicians and other experts-for consideration, discussion and a vote on specific questions relevant to the approval decision. The FDA is not bound by the recommendation of an advisory committee, but it considers such recommendations carefully when making decisions. Before approving an NDA, the FDA will typically inspect one or more clinical sites to assure compliance with GCPs. Additionally, the FDA will inspect the facility or the facilities at which the drug is manufactured. The FDA will not approve the product unless compliance with cGMP requirements is satisfactory and the NDA contains data that provide substantial evidence that the drug is safe and effective in the indication studied.

During the NDA review process, the FDA also will determine whether a Risk Evaluation and Mitigation Strategy (REMS) is necessary to assure the safe use of the product. If the FDA concludes a REMS is needed, the sponsor must submit a proposed REMS; the FDA will not approve the NDA without a REMS, if required. A REMS could include a medication guide, communication plan or elements to assure safe use, such as required healthcare provider or pharmacy certification, a patient registry and other safe use conditions.

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

In addition, under the provisions of the FDA Safety and Innovation Act (FDASIA), the FDA established the Breakthrough Therapy Designation which is intended to expedite the development and review of products that treat serious or life-threatening diseases or conditions. A breakthrough therapy is defined as a drug that is intended, alone or in combination with one or more other drugs, to treat a serious or life-threatening disease or condition, and preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. The designation includes all of the features of Fast Track designation, as well as more intensive FDA interaction and guidance. The Breakthrough Therapy Designation is distinct from both accelerated approval and priority review, but these can also be granted to the same product candidate if the relevant criteria are met. The FDA may take certain actions, such as holding timely meetings and providing advice, intended to expedite the development and review of an application for approval of a breakthrough therapy. Requests for breakthrough therapy designation will be reviewed within 60 days of receipt, and the FDA will either grant or deny the request. Breakthrough Therapy designation may be rescinded if the FDA determines the program no longer meets the qualifying criteria for breakthrough therapy.

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

Some countries outside of the United States have a similar process that requires the submission of a clinical trial application (CTA), much like the IND prior to the commencement of human clinical trials. In Europe, for example, a CTA must be submitted to a single EU portal for harmonized assessment at EU level with additional ethics review on each country’s national level, much like the FDA and an IRB, respectively. Once the CTA is approved in accordance with a country’s requirements, a clinical trial may proceed in that country. To obtain regulatory approval to commercialize a new drug under European Union regulatory systems, we must submit a marketing authorization application (MAA). The MAA is similar to the NDA, with the exception of, among other things, country-specific document requirements.

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

The healthcare fraud provisions of the Health Insurance Portability and Accountability Act (HIPAA) prohibit knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program, including private third- party payors, knowingly and willfully embezzling or stealing from a healthcare benefit program, willfully obstructing a criminal investigation of a healthcare offense, and knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services. Like the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation.

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

HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act (HITECH), and their implementing regulations, including the final omnibus rule published on January 25, 2013, mandates, among other things, the adoption of uniform standards for the electronic exchange of information in common healthcare transactions, as well as standards relating to the privacy and security of individually identifiable health information, which require the adoption of administrative, physical and technical safeguards to protect such information. Among other things, HITECH makes HIPAA’s security standards directly applicable to business associates, defined as certain persons or entities that create, receive, maintain or transmit protected health information in connection with providing a specified service for or on behalf of a covered entity. HITECH also increased the civil and criminal penalties that may be imposed against covered entities and business associates, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorney’s fees and costs associated with pursuing federal civil actions. Although we are not directly subject to HIPAA, we may obtain health information from third parties that are subject to privacy and security requirements under HIPAA, and other privacy and data security and consumer protection laws, and we could potentially be subject to criminal penalties if we, our affiliates, or our agents knowingly receive individually identifiable health information maintained by a HIPAA-covered entity in a manner that is not authorized or permitted by HIPAA, and subject to other civil and/or criminal penalties if we obtain, use, or disclose information in a manner not permitted by other privacy and data security and consumer protection laws. In addition, certain state laws govern the privacy and security of health information in certain circumstances, some of which are more stringent than HIPAA and many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts. Failure to comply with these laws, where applicable, can result in the imposition of significant civil and/or criminal penalties.

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

In particular, the Patient Protection and Affordable Care Act, as amended, (the ACA) has had, and is expected to continue to have, a significant impact on the healthcare industry. The ACA was designed to expand coverage for the uninsured while at the same time containing overall healthcare costs, among other objectives. With regard to pharmaceutical products, among other things, the ACA revised the definition of “average manufacturer price” for calculating and reporting Medicaid drug rebates on outpatient prescription drug prices and imposed a significant annual fee on companies that manufacture or import certain branded prescription drug products. It is unclear how efforts to modify or challenge the ACA or its implementing regulations, or portions thereof, will affect our business. Additional legislative and regulatory changes, and further judicial challenges, related to the ACA remain possible. Any such changes or challenges could have a material adverse effect on our industry generally and on our ability to successfully commercialize our product candidates.

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
Facilities
Our principal executive offices are in the Texas Medical Center in Houston, Texas, under a month-to-month lease. Currently, this facility consists of approximately 300 square feet and accommodates our general and administrative activities. We believe that our leased facility is adequate to meet our current needs.

Employees and Human Capital Resources
As of March 8, 2024, we had 2 full-time employees. We have never had a work stoppage, and none of our employees are represented by a labor organization or under any collective bargaining arrangements. We consider our employee relations to be good.
Legal Proceedings
We are not currently a party to any legal proceedings the outcome of which we believe, if determined adversely to us, would individually or in the aggregate, have a material adverse effect on our business, financial condition, or results of operations. From time to time, we may become involved in legal proceedings arising in the ordinary course of business.
Corporate Information and Web Site Access to SEC Filings
The Company was initially incorporated as Flex Pharma, Inc. in Delaware in February 2014. In July 2019, we changed our named to Salarius Pharmaceuticals, Inc. Our principal executive offices are located at 2450 Holcombe Blvd., Suite X, Houston, TX 77021. Our website address is www.salariuspharma.com. The public can obtain any documents that we file with the SEC at http://www.sec.gov.

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
Risks Related to our Financial Position and Capital Needs
We do not currently have sufficient working capital to fund our planned operations for the next twelve months and may not be able to continue as a going concern. There is uncertainty regarding our ability to maintain liquidity sufficient to operate our business, which raises substantial doubt about our ability to continue as a going concern.
We do not currently have adequate financial resources to fund our forecasted operating costs for at least twelve months from the filing of this Annual Report on Form 10-K. As of December 31, 2023, we had a cash and cash equivalents balance of approximately $5.9 million. As of December 31, 2023, we have incurred a accumulated deficit of $76.3 million. For the year ended December 31, 2023, we reported net losses of $12.5 million. As a result, our existing cash resources are sufficient to meet our anticipated needs into the first half of 2025, even after taking into account our significantly reduced operations, and we would need to raise additional capital in the next several months in order to avoid a wind down and dissolution of our company. Our auditor’s report on our financial statements for the year ended December 31, 2023, includes an explanatory paragraph related to the existence of substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to obtain additional equity or debt financing, attain further operating efficiencies, reduce expenditures, and, ultimately, to generate revenue. Since inception, we have incurred net losses and negative cash flows from operations. We may not ever obtain additional financing. Our existing cash and cash equivalents will not be sufficient to enable us to continue the clinical development and commercialization of our product candidates for any indications or to in license any other product candidates and develop them. Although the Company is currently exploring various strategic alternatives, these strategic alternatives may not be successful in the next several months prior to its cash position getting to the point that it will need to pursue the winding down and dissolution of the Company. If we do not raise capital in the next several months or engage a strategic partner, we will be forced to cease operations and liquidate our assets and seek bankruptcy protection or engage in a similar process. As such, we cannot conclude that such plans will be effectively implemented within one year after the date that the financial statements included in this Annual Report on Form 10-K are filed with the SEC and there is uncertainty regarding our ability to maintain liquidity sufficient to operate our business effectively, which raises substantial doubt about our ability to continue as a going concern.

Our net losses were $12.5 million and $31.6 million for each of the years ended December 31, 2023 and December 31, 2022. Our activities to evaluate and pursue strategic alternatives has not resulted in and may never result in any definitive transaction or enhance shareholder value, and may create a distraction for our management and uncertainty that may adversely affect our operating results and business.

We have commenced a process to evaluate strategic alternatives in order to enhance stockholder value, including the possibility of an acquisition, merger, reverse merger, other business combination, sales of assets, licensing, or other strategic transactions involving the Company. We have engaged Canaccord Genuity, LLC as our financial advisor to assist us in this process. In connection with the evaluation of strategic alternatives, we have evaluated opportunities to extend our resources and have significantly reduced our headcount. We have devoted significant time and resources to identifying and evaluating strategic transactions and, as of the date of this report, this process has not resulted in any definitive transaction to enhance shareholder value. We have incurred, and may in the future incur, significant costs associated with identifying, evaluating and negotiating potential strategic alternatives, such as legal, financial advisor and accounting fees and expenses and other related charges. We may also incur additional unanticipated expenses in connection with this process. A considerable portion of these costs will be incurred regardless of whether any such course of action is implemented or transaction is completed, decreasing cash available for use in our business. There can be no assurance that the process to evaluate strategic alternatives will result in agreements or transactions. The current market price of our common stock may reflect a market assumption that a transaction will occur, and a failure to complete a transaction could result in a negative investor perceptions and could cause a decline in the market price of our common stock, which could adversely affect our ability to access the equity and financial markets, as well as our ability to explore and enter into different strategic alternatives. Even if we negotiate a definitive agreement, there can be no certainty that any transaction will be completed, be on attractive terms, enhance stockholder value or deliver the anticipated benefits, and successful integration or execution of the strategic alternatives will be subject to additional risks. In addition, potential strategic transactions that require stockholder approval may not be approved by our stockholders. If we do not successfully consummate a strategic transaction or raise capital in the next several months, it will be forced to cease operations, liquidate assets and possibly seek bankruptcy protection or engage in a similar process. In such an event, the amount of cash available for distribution to our stockholders will depend heavily on the timing of such liquidation as well as the amount of cash that will need to be reserved for commitments and contingent liabilities.

If we do not successfully complete a strategic transaction or raise additional capital, we will need to pursue a dissolution and liquidation of our company. In such an event, the amount of cash available for distribution to our stockholders will depend heavily on the timing of such liquidation as well as the amount of cash that will need to be reserved for commitments and contingent liabilities.

There can be no guarantee that the process to identify a strategic transaction will result in a successfully completed transaction. If no strategic transaction is completed and we are unable to raise additional capital in the next several months, we will be forced to cease operations, liquidate assets and possibly seek bankruptcy protection or engage in a similar process. In that event, the amount of cash available for distribution to our stockholders will depend heavily on the timing of such decision and, ultimately, such liquidation, since the amount of cash available for distribution continues to decrease as we fund our operations and evaluate our strategic alternatives. In addition, if our board of directors were to approve and recommend, and our stockholders were to approve, a dissolution of our company, we would be required under Delaware corporate law to pay our outstanding obligations, as well as to make reasonable provision for contingent and unknown obligations, prior to making any distributions in liquidation to our stockholders. As a result of this requirement, a portion of our assets may need to be reserved pending the resolution of such obligations. In addition, we may be subject to litigation or other claims related to a dissolution and liquidation of our company. If a dissolution and liquidation were pursued, our board of directors, in consultation with its advisors, would need to evaluate these matters and make a determination about a reasonable amount to reserve. Accordingly, holders of our common stock could lose all or a significant portion of their investment in the event of a dissolution, liquidation or winding up of our company.

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

On September 5, 2023, we were notified (the Notice) by Nasdaq Stock Market, LLC (Nasdaq) that on September 1, 2023, the average closing price of our common stock over the prior 30 consecutive trading days had fallen below $1.00 per share, which is the minimum average closing price required to maintain listing on Nasdaq under Nasdaq Listing Rule 5550(a)(2) (the Minimum Bid Requirement). Nasdaq’s notice had no immediate effect on the listing or trading of our common stock. Pursuant to Nasdaq Listing Rule 5810(c)(3)(A), we are provided an initial compliance period of 180 calendar days to regain compliance with the Minimum Bid Requirement. To regain compliance, the closing bid price of our common stock must meet or exceed $1.00 per share for a minimum of 10 consecutive business days prior to the deadline. If we do not achieve compliance with the Minimum Bid Requirement within 180 calendar days, we may be eligible for an additional 180 calendar days to regain compliance. To qualify, we would be required to meet the continued listing requirement for market value of publicly held shares and all other Nasdaq initial listing standards, with the exception of the Minimum Bid Requirement, and provide written notice of our intention to cure the minimum bid price deficiency during the second compliance period.

On March 5, 2024, we received notice (the “Approval”) from Nasdaq that we have been granted an additional 180-day grace period, or until September 3, 2024, to regain compliance with the Bid Price Rule. To regain compliance with the Bid Price Rule and qualify for continued listing on the Nasdaq Capital Market, the minimum bid price per share of our common stock must be at least $1.00 for at least 10 consecutive business days on or prior to September 3, 2024. If we fail to regain compliance during the additional compliance period, then Nasdaq will notify us of our determination to delist our common stock, at which point we would have an opportunity to appeal the delisting determination to a Nasdaq Listing Qualifications Panel (the “Panel”), but there can be no assurance that the Panel would grant our request for continued listing. As a condition of the Approval imposed by Nasdaq Listing Rule 5810(c)(3)(a), we notified Nasdaq that we would seek to implement a reverse stock split, if necessary, to regain compliance with the Bid Price Rule.

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

Certain of our warrants to purchase common stock include a right to receive the Black-Scholes value of the unexercised portion of the warrants in the event of a fundamental transaction, which payment could be significant.
Certain of our outstanding warrants, including those issued in our merger with Flex Pharma, the February 2020 financing transaction and those issued in connection with our May 2023 financing transaction, provide that, in the event of a “fundamental transaction” that is approved by our board of directors, including, among other things, a merger or consolidation of our company or sale of all or substantially all of our assets, the holders of such warrants have the option to require us to pay to such holders an amount of cash equal to the Black-Scholes value of the warrants. Such amount could be significantly more than the warrant holders would otherwise receive if they were to exercise their warrants and receive the same consideration as the other holders of common stock, which in turn could reduce the consideration that holders of common stock would be concurrently entitled to receive in such fundamental transaction. Any future equity financing we conduct may require us to issue warrants that have a similar feature.
The terms of the warrants could impede our ability to enter into certain transactions or obtain additional financing.

The terms of certain of our outstanding warrants to purchase shares of our common stock require us, upon the consummation of any “fundamental transaction” (as defined in the securities), to, among other obligations, cause any successor entity resulting from the fundamental transaction to assume all of our obligations under the warrants and the associated transaction documents. In addition, holders of warrants are entitled to participate in any fundamental transaction on an as-converted or as-exercised basis, which could result in the holders of our common stock receiving a lesser portion of the consideration from a fundamental transaction. The terms of the warrants could also impede our ability to enter into certain transactions or obtain additional financing in the future.

Our cost savings plans and the associated headcount reductions may not result in anticipated savings, could result in total costs and expenses that are greater than expected and could disrupt our business.

On August 5, 2023, we initiated a cost savings plan intended to preserve capital while we assess potential strategic alternatives.

On February 22, 2024, we announced that our Board of Directors was implementing a series of additional cost-savings measures designed to extend our expected cash runway into the first half of 2025. These measures will allow us to support the generation of additional clinical data for seclidemstat in the ongoing MD Anderson Cancer Center (MDACC) investigator-initiated Phase 1/2 clinical trial in hematologic cancers and Salarius’ Phase 1/2 trial in Ewing sarcoma. In connection with the cost-savings measures, David Arthur, the Company’s President and Chief Executive Officer, ended his full-time employment and transitioned to a part-time consultant role, effective February 20, 2024. He will continue to serve as Chief Executive Officer and support our ongoing activities. The cost-savings measures also included reducing operating expenses and reducing the cash compensation payable to our non-employee directors beginning in the second quarter of 2024.

We may not realize, in full or in part, the anticipated benefits, savings and improvements in our cost structure from our cost savings efforts due to unforeseen difficulties, delays or unexpected costs. For example, we may incur unanticipated charges not currently contemplated as a result of the cost savings plans. If we are unable to realize the expected operational cost savings from the restructuring, our operating results and financial condition would be materially adversely affected.

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

Even if one or more of the product candidates that we develop is approved for commercial sale, we would need to incur significant costs associated with commercializing any approved product candidate. Portions of our current pipeline of product candidates have been in-licensed from third parties, which make the commercial sale of such in-

licensed products potentially subject to additional royalty and milestone payments to such third parties. We will also have to develop, contract for or acquire manufacturing capabilities to continue development and potential commercialization of our product candidates. We will need to develop or procure our drug product in a commercially feasible manner in order to successfully commercialize any future approved product; if any. Additionally, if we are not able to generate revenue from the sale of any approved products, we may never become profitable.

Raising additional capital may cause dilution to our stockholders, restrict our operations or require us to relinquish rights.

We have primarily raised capital through equity financings and these raises caused significant dilution to stockholders who owned our shares of our common stock prior to these capital raises. To the extent that we raise additional capital through the sale of equity, convertible debt or other securities convertible into equity the ownership interest of our stockholders will be diluted, and the terms of these new securities may include liquidation or other preferences that adversely affect rights of our equity holders. Debt financing, if available at all, would likely involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, making additional product acquisitions, or declaring dividends. If we raise additional funds through strategic collaborations or licensing arrangements with third parties, we may have to relinquish valuable rights to our product candidates or future revenue streams or grant licenses on terms that are not favorable to us. We cannot be assured that we will be able to obtain additional funding when necessary to fund our entire portfolio of product candidates to meet our projected plans. If we do not successfully complete a strategic transaction or raise additional capital in the next several months, we will be forced to cease operations, liquidate assets and possibly seek bankruptcy protection or engage in a similar process.
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
Risks Related to the Development of our Product Candidates
The approach we have taken to discover and develop novel oncology therapeutics using epigenetic enzymes to moderate transcription factors and thereby control abnormal protein expression is unproven and may never lead to marketable products.
The scientific discoveries that have formed the basis for our efforts to discover and develop our product candidates are relatively recent. The scientific evidence to support the feasibility of developing drugs based on these discoveries is both preliminary and limited. The successful development of therapeutic products will require solving a number of issues. In addition, any product candidates that we decide to develop further may not demonstrate in patients the chemical and pharmacological properties ascribed to them in laboratory and pre-clinical trials, and they may interact with human biological systems in unforeseen, ineffective or even harmful ways. For instance, our clinical and pre-clinical data to date is not validated and we have no way of knowing if after validation our clinical trial data will be complete and consistent. If we do not successfully develop and commercialize product candidates based upon this technological approach, we may not become profitable and the value of our capital stock may further decline.
Further, our focus on epigenetic enzyme technology for developing product candidates as opposed to multiple, more proven technologies for drug development has increased the risk associated with our business. We are not able to identify and successfully implement an alternative product development strategy due to our previous investments in current product candidates. In addition, work by other companies pursuing similar technologies may encounter setbacks and difficulties that regulators and investors may attribute to our product candidates, whether appropriate or not.

Clinical trials are costly, time consuming and inherently risky, and may fail to demonstrate safety and efficacy to the satisfaction of applicable regulatory authorities.
Clinical development is expensive, time consuming and involves significant risk. If we decide to move forward with our clinical trials, we cannot guarantee that they will be conducted as planned or completed on schedule, if at all. We currently do not have the funds to advance our planned clinical trials. A failure of one or more of these clinical trials can occur at any stage of development. Events that may prevent successful or timely completion of clinical development include but are not limited to:
•the inability to generate satisfactory pre-clinical, toxicology, or other in vivo or in vitro data or diagnostics to support the initiation or continuation of our clinical trials;
•delays in reaching agreement on acceptable terms with clinical research organizations, (CROs), and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and clinical trial sites;
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
••delays or failure in the testing, validation, manufacturing and delivery of the product candidates to the clinical sites;
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

Any inability to successfully complete clinical development and obtain regulatory approval for our product candidates that we move forward with could result in additional costs or impair our ability to generate revenue. In addition, if we make manufacturing or formulation changes to our product candidates, we may need to conduct additional pre-clinical trials or the results obtained from such new formulation may not be consistent with previous results obtained. Clinical trial delays could also shorten any periods during which our products have patent protection and may allow competitors to develop and bring products to market before we do, which could impair our ability to successfully commercialize our product candidates and may harm our business and results of operations.
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
Even if our clinical trials are successfully completed, the results may not support approval of our product candidates under the laws and regulations of the FDA or other regulatory authorities outside the United States. The clinical trial process may fail to demonstrate that our product candidates are both safe and effective for their intended uses. Pre-clinical and clinical data and analyses are often able to be interpreted in different ways. Even if we view our results favorably, if a regulatory authority has a different view, we may still fail to obtain regulatory approval of our product candidates. This, in turn, would significantly adversely affect our business prospects.
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
In addition, to date our product candidates have been studied in only a very limited number of patients. Our understanding of the relationship between our product candidates and these events, as well as our understanding of adverse events reported in future clinical trials of other product candidates, may change, and additional unexpected adverse events may be observed. There is no guarantee that severe side effects will not be identified through ongoing clinical trials of our product candidates. Undesirable side effects and negative results for other indications may negatively impact the development and potential for approval of our product candidates for their proposed indications. In addition, the side effect profile of pharmaceutical drugs cannot be fully established based on preapproval clinical trials involving a limited number of patients. Routine review and analysis of post-marketing safety surveillance and clinical trials will provide additional information, for example, potential evidence of rare, population-specific or long-term adverse reactions, and may adversely affect the commercialization of the product, and even lead to the suspension or revocation of product marketing authorization. Specifically, as a result of concerns regarding the potential teratogenic and abortifacient effects of SP-2577, pregnant women were excluded from the conducted studies.
If we or others identify undesirable side effects caused by our product candidates either before or after receipt of marketing approval, a number of potentially significant negative consequences could result, including but not limited to:
•our clinical trials may be put on hold, such as the partial clinical hold that was previously placed on our Phase 1/2 trial of seclidemstat as a treatment for Ewing sarcoma and FET-rearranged sarcomas;
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
None of our product candidates have advanced into a pivotal clinical trial and such an occurrence may never occur. We are not permitted to market or promote any of our product candidates before we receive regulatory approval from the FDA or comparable foreign regulatory authorities, and we may never receive such regulatory approval for any of our product candidates.
Product development involves a lengthy and expensive process with an uncertain outcome, and results of earlier pre-clinical and clinical trials may not be predictive of future clinical trial results.
Clinical testing is expensive and generally takes many years to complete, and the outcome is inherently uncertain. Failure can occur at any time during the clinical trial process. The results of pre-clinical trials and early clinical trials of our product candidates may not be predictive of the results of larger, later-stage controlled clinical trials. Product candidates that have shown promising results in early-stage clinical trials may still suffer significant setbacks in subsequent clinical trials. Our clinical trials to date have been conducted on a small number of patients in limited numbers of clinical sites for a limited number of indications. A number of companies in the biopharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or adverse safety profiles despite promising results in earlier, smaller clinical trials. Moreover, clinical data are often susceptible to varying interpretations and analyses. We cannot assure whether any clinical trials we or MD Anderson may conduct will demonstrate consistent or adequate efficacy and safety with respect to the proposed indication for use sufficient to receive regulatory approval or market our drug candidates.
Difficulty in enrolling patients is a common hurdle faced by early stage biotechnology companies and could, and often does, delay or prevent clinical trials of product candidates.
Identifying and qualifying patients to participate in clinical trials of our product candidates is essential to our existence. The timing of our clinical trials depends in part on the rate at which we or investigators can recruit patients to participate in clinical trials of our product candidates, and we and our investigators may experience delays in our clinical trials if we or they encounter difficulties in enrollment.
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

If patients are unwilling to participate in our clinical trials for any reason, the timeline for conducting trials and obtaining regulatory approval of our product candidates will be delayed.
Even if we or investigators enroll a sufficient number of eligible patients to initiate our clinical trials, we or they may be unable to maintain participation of these patients throughout the course of the clinical trial as required by the clinical trial protocol, in which event we may be unable to use the research results from those patients. If we or investigators have difficulty enrolling and maintaining the enrollment of a sufficient number of patients to conduct clinical trials, we won’t receive the necessary data from the clinical trial which would have a material adverse effect on our business.
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
In the United States, there have been and continue to be a number of initiatives to contain healthcare costs or otherwise change or reform the provision of healthcare products and services to the patient population. For example, in March 2010, the Affordable Care Act (ACA) was enacted, which substantially changed the way health care is financed by both governmental and private insurers, and significantly impacts the U.S. pharmaceutical industry. The ACA, among other things, addresses a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted, or injected, increased the minimum Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program and extended the rebate program to individuals enrolled in Medicaid managed care organizations, established annual fees and taxes on manufacturers of specified branded prescription drugs, and established a new Medicare Part D coverage gap discount program. Certain provisions of the ACA have been subject to judicial challenges, as well as efforts to modify them or alter their interpretation or implementation. It is unclear how efforts to challenge or modify the ACA or its implementing regulations, or portions thereof, will affect our business.
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
•the U.S. federal Physician Payment Sunshine Act, which requires manufacturers of drugs, devices, biologics, and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to CMS information related to direct or indirect payments and other transfers of value to physicians and teaching hospitals (and certain other practitioners as of 2022), as well as ownership and investment interests held in the company by physicians and their immediate family members; and
••state law equivalents of each of the above federal laws, such as anti-kickback and false claims laws that may apply to items or services reimbursed by any third-party payor, including governmental and private payors, laws that require manufacturers to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government, or otherwise restrict payments that may be made to healthcare providers and other potential referral sources, state laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures, and state laws governing the privacy and security of health information in specified circumstances, many of which differ from each other in significant ways and may not have the same scope or application, thus complicating compliance efforts.

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
For example, we have previously collaborated with academic institutions worldwide to accelerate our pre-clinical and clinical research or development under written agreements with these institutions. Typically, these institutions provide an option to negotiate a license to any of the institution’s rights in technology resulting from the collaboration. Regardless of such right of first negotiation for intellectual property, we may be unable to negotiate a license within the specified time frame or under terms that are acceptable to us. If we are unable to do so, the institution may offer the intellectual property rights to other parties, potentially blocking our ability to pursue our program.

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
Patents have a limited term. In the United States, the statutory expiration of a patent is generally 20 years after it is filed. Although various extensions may be available, the life of a patent, and the protection it affords, is limited. Even if patents covering our product candidates are obtained, once the patent life has expired for a product candidate, we may be open to competition from generic medications. In addition, upon issuance in the United States any patent term can be adjusted based on specified delays caused by the applicant(s) or the U.S. Patent and Trademark Office (USPTO).
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
Changes in U.S. patent law could diminish the value of patents in general, thereby impairing our ability to protect our products, and recent patent reform legislation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents
As is the case with other biotechnology companies, our success is heavily dependent on patents and the ability to enforce and protect these patients. Obtaining and enforcing patents in the biotechnology industry involve both technological and legal complexity, and is therefore costly, time-consuming and inherently uncertain. In addition, the United States has recently enacted and is currently implementing wide-ranging patent reform legislation. Recent U.S. Supreme Court rulings have narrowed the scope of patent protection available in specified circumstances and weakened the rights of patent owners in specified situations. In addition to increasing uncertainty with regard to our ability to obtain patents in the future, this combination of events has created uncertainty with respect to the value of patents, once obtained. Depending on decisions by the U.S. Congress, the federal courts, and the USPTO, the laws and regulations governing patents could change in unpredictable ways that would weaken our ability to obtain new patents or to enforce our existing patents and patents that we might obtain in the future. Some of our patent claims may be affected by the recent U.S. Supreme Court decision in Association for Molecular Pathology v. Myriad Genetics. In Myriad, the Supreme Court held that unmodified isolated fragments of genomic sequences, such as the DNA constituting the BRCA1 and BRCA2 genes, are not eligible for patent protection because they constitute a product of nature. The exact boundaries of the Supreme Court’s decision remain unclear as the Supreme Court did not address other types of nucleic acids.
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
For our U.S. patent applications containing a claim not entitled to priority before March 16, 2013, there is a greater level of uncertainty in the patent law. On September 16, 2011, the Leahy-Smith America Invents Act (the Leahy-Smith Act) was signed into law. The Leahy-Smith Act includes a number of significant changes to U.S. patent law. These include provisions that affect the way patent applications will be prosecuted and may also affect patent litigation. The USPTO has promulgated regulations and developed procedures to govern administration of the Leahy-Smith Act, and many of the substantive changes to patent law associated with the Leahy-Smith Act, and in particular, the first to file provisions, did not come into effect until March 16, 2013. Accordingly, it is not yet clear what, if any, impact the Leahy-Smith Act will have on the operation of our business. However, the Leahy-Smith Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could have a material adverse effect on our business, financial condition or results of operations.
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
Among some of the other changes introduced by the Leahy-Smith Act are changes that limit where a patentee may file a patent infringement suit and new procedures providing opportunities for third parties to challenge any issued patent in the USPTO. Included in these new procedures is a process known as Inter Partes Review (IPR), which has been generally used by many third parties over the past two years to invalidate patents. The IPR process is not limited to patents filed after the Leahy-Smith Act was enacted, and would therefore be available to a third party seeking to invalidate any of our U.S. patents, even those issued before March 16, 2013. Because of a lower evidentiary standard in USPTO proceedings compared to the evidentiary standard in U.S. federal court necessary to invalidate a patent claim, a third party could potentially provide evidence in a USPTO proceeding sufficient for the USPTO to hold a claim invalid even though the same evidence would be insufficient to invalidate the claim if first presented in a district court action. Accordingly, a third party may attempt to use the USPTO procedures to invalidate our patent claims that would not have been invalidated if first challenged by the third party as a defendant in a district court action.
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
Risks Related to our Reliance on Third Parties
We rely on or will rely on third parties to conduct our clinical trials. If these third parties do not successfully perform and comply with regulatory requirements, we may not be able to successfully complete clinical development, obtain regulatory approval or eventually commercialize our product candidates and our business could be substantially harmed.
We have relied upon and plan to continue to rely upon third-parties such as CROs, hospitals and clinical investigators to study our product candidates in clinical trials. For example, we have collaborated with MD Anderson to study SP-2577 in combination with azacitidine for the treatment of patients with myelodysplastic syndromes (MDS) or chronic myelomonocytic leukemia (CMML). We rely on these parties for the execution of clinical trials and we only manage and control some aspects of their activities. With respect to the MD Anderson sponsored investigator initiated trial, we supply seclidemstat in quantities required to conduct the clinical trial, but do not have any control over their development activities or the timing thereof. We remain responsible for ensuring that each of our trials is conducted in accordance with the applicable protocol, legal, regulatory, and scientific standards and our reliance on these third parties does not relieve us of our regulatory responsibilities. We and our CROs and other vendors are required to comply with all applicable laws, regulations and guidelines, including those required by the FDA and comparable foreign regulatory authorities for all of our product candidates in clinical development. If we or any of our CROs or vendors fail to comply with applicable laws, regulations and guidelines, the results generated in our clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We cannot be assured that our CROs and other vendors will meet these requirements, or that upon inspection by any regulatory authority, such regulatory authority will determine that efforts, including any of our clinical trials, comply with applicable requirements. Our failure to comply with these laws, regulations and guidelines may require us to repeat clinical trials, which would be costly and delay the regulatory approval process.

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
We do not currently have nor do we currently plan to develop the infrastructure or capability internally to manufacture our clinical supplies for use in the conduct of our clinical trials, and we lack the resources and the capability to manufacture any of our product candidates on a clinical or commercial scale. We currently rely on outside vendors to manufacture the clinical supplies of our product candidates. We plan to continue relying on third parties to manufacture our product candidates on a commercial scale, if approved.
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
We have entered into strategic collaborations and license agreements with the University of Utah, and CPRIT. While we may seek to enter into future collaborations for the development and commercialization of our product candidates, there can be no assurance that we will be able to do so. Even if we are successful in entering into a collaboration with respect to the development and/or commercialization of one or more product candidates, there is no guarantee that the collaboration will be successful and we may be unable to realize in full or in part the potential benefits of any of our current collaborations.
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
Risks Related to our Business Operations
We are substantially dependent on our remaining employees and consultants to continue our operations and facilitate the consideration and consummation of a potential strategic transaction.

Our ability to successfully complete a strategic transaction depends in large part on our ability to retain certain of our remaining personnel, particularly David J. Arthur, our President and Chief Executive Officer, who has recently transitioned to a part-time consultant role, and, Mark J. Rosenblum our Chief Financial Officer. The loss of the services of either of these individuals could potentially harm our ability to continue our operations and evaluate and pursue strategic alternatives, as well as fulfill our reporting obligations as a public company.

Risks Related to Our Common Stock
The terms of the warrants could impede our ability to enter into certain transactions or obtain additional financing.
The terms of certain of our outstanding warrants to purchase shares of our common stock require us, upon the consummation of any “fundamental transaction” (as defined in the securities), to, among other obligations, cause any successor entity resulting from the fundamental transaction to assume all of our obligations under the warrants and the associated transaction documents. In addition, holders of warrants are entitled to participate in any fundamental transaction on an as-converted or as-exercised basis, which could result in the holders of our common stock receiving a lesser portion of the consideration from a fundamental transaction. The terms of the warrants could also impede our ability to enter into certain transactions or obtain additional financing in the future.
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

Item 1B. Unresolved Staff Comments
None.
Item 1C. Cybersecurity
Risk Management and Strategy

We maintain standard procedures to help assess, identify and manage material risk posed by cybersecurity threats and regularly evaluate how we can integrate these procedures into our overall risk management processes. For example, we require that all of our employees who have access to our internal network complete formal cybersecurity training upon hire and on a periodic basis, including training on phishing, malware, and other cybersecurity risks. We also continuously evaluate our information technology systems and our practices that relate to our information technology systems. To date, we have not engaged any formal assessment or cyber security auditors or other third parties in connection with these efforts but may elect to do so in the future.
To the extent we identify areas in our information systems that need improvement, we seek to timely implement and monitor such improvements. While we believe that we have taken appropriate security measures to protect our data and information technology systems, and have been informed by our third-party vendors that they have as well, there can be no assurance that our efforts will prevent breakdowns or breaches in our systems, or those of our third-party vendors, that could materially adversely affect our business and financial condition. For additional information regarding whether risks from cybersecurity threats are reasonably likely to materially affect the Company, including our business strategy, results of operations, or financial condition, see Item 1A, “Risk Factors,” in this Annual Report on Form 10-K.
Governance

We currently engage a qualified IT consultant who reports to our Chief Executive Officer. This consultant has robust experience with cybersecurity, information technology development and deployment and information technology risk assessment and management, including information security management.

Our IT consultant regularly monitors our information technology systems and monitors the prevention, detection, mitigation and remediation of cybersecurity incidents in consultation with our Chief Executive Officer. To the extent necessary, our Chief Executive Officer reports such risks to our Board, which has overall responsibility for risk oversight.
Over the last two years, we have not experienced any cybersecurity incidents that have materially affected or are reasonably likely to materially affect is, including our business, results of operations, or financial condition.

Items 2. Properties
The Company presently leases 300 square feet of office space under operating lease agreements on a month to month basis.

Item 3. Legal Proceedings
None.

Item 4. Mine Safety Disclosures
Not applicable.
PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our common stock is on the Nasdaq Capital Market under the symbol “SLRX.”
As of March 10, 2024, we had approximately 149 record holders of our common stock. Because many of our shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of individual stockholders represented by these record holders.
Equity Compensation Plan Information
Information required by Item 5 of Form 10-K regarding our equity compensation plans is incorporated herein by reference from Item 12 of Part III of this Annual Report on Form 10-K.
Recent Sales of Unregistered Securities
Other than as previously disclosed on our Current Reports on Form 8-K or Quarterly Reports on Form 10-Q filed with the SEC, we did not issue any unregistered equity securities during the twelve months ended December 31, 2023.

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
Overview
We are a clinical-stage biopharmaceutical company focused on developing treatments for parties with cancer in need of new treatment options. Specifically, we are concentrated on developing treatments for cancers caused by dysregulated gene expression, i.e., genes which are incorrectly turned on or off. We are studying two classes of drugs that address gene dysregulation: protein inhibitors and targeted protein degraders. Our technologies have the potential to work in both liquid and solid tumors. Our current pipeline consists of two primary compounds: 1) SP-3164, a small molecule protein degrader, and 2) seclidemstat (SP-2577), a small molecule inhibitor.
Recent Developments
On July 11, 2023 we announced that the FDA had cleared our investigational new drug (IND) application to treat relapsed/refractory non-Hodgkin lymphoma patients with SP-3164.
On August 8, 2023, we announced that we retained Canaccord Genuity, LLC to lead a comprehensive review of strategic alternatives focusing on maximizing shareholder value, including but not limited to, an acquisition, merger, reverse merger, divestiture of assets, licensing, or other strategic transactions involving our company. In connection with the evaluation of strategic alternatives and in order to extend our resources, we implemented a cost-savings plan that includes a reduction in workforce by over 50% of our positions, with remaining employees focusing primarily on limited general operating activities, completing the US Food and Drug Administration process to determine the clinical trial registration requirements for the seclidemstat Ewing sarcoma program and supporting the exploration of strategic alternatives.
On October 13, 2023 we met with the FDA to identify activities necessary to seek US registration of SP-2577 as a treatment for Ewing sarcoma.
On January 3, 2024 we announced that the hematologic cancer Phase 1/2 clinical trial being conducted at MDACC is listed as active and recruiting on clinical trials.gov – trial NCT04734990. We also announced that an additional Ewing sarcoma patient treated with seclidemstat, topotecan and cyclophosphamide (TC) had achieved a partial response as demonstrated by at least a 30% decrease in the sum of diameters of the patient’s target lesions, bringing the objective response rate (ORR) in Ewing sarcoma first-relapse patients to 60%, with a 60% disease control rate (DCR).
On January 5, 2024 we announced the issuance of U.S. Patent No. 11,535,603, which covers our novel cereblon-binding protein degrader, SP-3204. SP-3204 is a GSPT1 protein degrader and has potential in hematological cancers.
On January 16, 2024, we announced the expansion of our intellectual property portfolio with composition-of-matter protection into 2039 for our novel molecular glue. Our protein degrader patent portfolio now includes 17 issued patents across six patent families.
On February 22, 2024, our Board of Directors implemented a series of additional cost-savings measures designed to extend our expected cash runway into the first half of 2025. These measures are intended to allow us to support the generation of additional clinical data for seclidemstat in the ongoing MD Anderson Cancer Center (MDACC) investigator-initiated Phase 1/2 clinical trial in hematologic cancers and Salarius’ Phase 1/2 trial in Ewing sarcoma
In connection with the cost-savings measures, David Arthur, the Company’s President and Chief Executive Officer, ended his full-time employment and transitioned to a part-time consultant role, effective February 20, 2024. He will continue to serve as Chief Executive Officer and support our ongoing activities. The cost-savings measures also included reducing operating expenses and reducing the cash compensation payable to our non-employee directors beginning in the second quarter of 2024.
We have no products approved for commercial sale and have not generated any revenue from product sales. We have never been profitable and have incurred operating losses in each year since inception. We had an accumulated deficit of $76.3 million as of December 31, 2023. Substantially all of our operating losses resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations.
The lack of revenue from product sales to date and recurring losses from operations since our inception raise substantial doubt as to our ability to continue as a going concern. We will continue to require substantial additional capital to continue our operation and clinical development activities and may need such additional capital sooner than 12 months. As of December 31, 2023, we had cash and cash equivalents of $5.9 million. Accordingly, we will need to raise substantial additional capital to continue to fund our operations. The amount and timing of our future funding requirements will depend on many factors, including the result of our strategic alternatives process, our ability to raise additional capital on commercially reasonable terms, the pace and results of clinical development activities, and market conditions. Failure to raise capital as and when needed, on favorable terms or at all, would have a negative impact on our financial condition and our ability to continue our operations.

Results of Operations
The following table sets forth the consolidated results of our operations for the year ended December 31, 2023 compared to the year ended December 31, 2022.

	Year ended December 31		Change
	2023	2022
Research and development expenses	7,173,747	15,836,828	(8,663,081)
General and administrative expenses	5,721,197	7,138,403	(1,417,206)
Change in fair value of warrant liability	0	14,454	(14,454)
Interest income (expense), net	352,251	218,730	133,521
Loss on impairment of goodwill	—	8,865,909	(8,865,909)
Net loss	$(12,542,693)	$(31,607,956)	$19,065,263
Research and Development Expenses
Research and development expenses were $7.2 million during the year ended December 31, 2023 compared to $15.8 million during the year ended December 31, 2022. This decrease of $8.7 million principally resulted from the cost savings plan implemented during the third quarter and lower spending on SP-2577. The acquisition of SP-3164 technology for $2.0 million occurred in 2022 did not repeat in 2023. Lower research and development expenses will continue in 2024 as we have curtailed our sponsored clinical trials and intend to rely on clinical trial data from the investigator initiated clinical trial conducted by MD Anderson Cancer Center in connection with our strategic alternatives review process.

	SP - 3164		SP- 2577
Research and development costs by candidates and by categories:	2023	2022	2023	2022
Outsourced research and development costs	$2,662,072	$3,832,805	$1,342,878	$4,797,053
Employee-related costs	263,302	182,109	1,568,402	2,157,338
Manufacturing and laboratory costs	1,203,934	2,170,682	133,159	708,941
Purchased in process research and development costs	—	1,987,900	—	—
Total research and development costs	$4,129,308	$8,173,496	$3,044,439	$7,663,332
General and Administrative Expense
General and administrative expenses were $5.7 million for the year ended December 31, 2023 compared to $7.1 million for the year ended December 31, 2022, the decrease is mainly driven by lower personnel costs, public company expenses and D&O insurance cost. Lower general and administrative expenses will continue in 2024 resulting from significantly curtailed operations, reduced personnel costs and other cost cutting measures.
Liquidity and Capital Resources
Since inception, we have incurred operating losses and we anticipate that we will continue to incur losses for the foreseeable future. We have not generated any cash inflows from product sales. We believe we have sufficient funding to satisfy anticipated operating and capital requirements into the first half of 2025.
We do not know when, or if, we will generate any revenue from product sales. We do not expect to generate any revenue from product sales unless and until we obtain regulatory approval for and commercializes any of our product candidates, all of which are in early stages of development. We have curtailed expenses and plan to use our two remaining full time employees and consultants to continue our operations. We have an objective of either concluding a strategic review process resulting in a strategic transaction or financial transaction, or conducting a wind down of our operations. If we are able to complete a strategic transaction, there will be payments due to certain of our warrant holders that will reduce the amount of proceeds from such a transaction to our common stockholders.
During the twelve months ended December 31, 2023, we received $1.4 million of cash from CPRIT. As of December 31, 2023, we had $5.2 million of working capital and our cash and cash equivalents totaled $5.9 million, which were held in bank and money market accounts. Our cash and cash equivalents balance decreased during the year ended December 31, 2023, primarily due to the cash used in operating activities, partially offset by capital received from financing activities. Under current reduced operating conditions, we believe that our cash and cash equivalents on hand as of December 31, 2023 is sufficient to fund our anticipated operations into the first half of 2025 .

Liquidity

	Year Ended December 31
	2023	2022
Net cash (used in) provided by:
Operating activities	$(12,846,137)	$(17,595,321)
Investing activities	—	(1,500,000)
Financing activities	6,639,612	1,987,376
Net increase (decrease) in cash and cash equivalents	$(6,206,525)	$(17,107,945)

	Year Ended December 31
	2023	2022
Net proceeds from issuance of equity securities	6,920,529	1,987,376
Payments on note payable	(280,917)
Net cash provided by financing activities	$6,639,612	$1,987,376
Capital Resources
We expect to continue to incur additional costs associated with our limited ongoing research and development activities and our continued operation as a public company. In addition, subject to obtaining regulatory approval of any of our product candidates, we anticipate we will need substantial additional funding in connection with our continuing operations.
We have no products approved for commercial sale, have not generated any revenue from product sales to date and have suffered recurring losses from operations since our inception. The lack of revenue from product sales to date and recurring losses from operations since our inception raise substantial doubt as to our ability to continue as a going concern. Until we can generate a sufficient amount of revenue from our products, if ever, we would expect to finance future cash needs through public or private equity or debt offerings. Additional capital may not be available on reasonable terms, if at all. If we are unable to enter into a strategic transaction or raise additional capital in sufficient amounts or on terms acceptable to us, we will need to pursue a dissolution and liquidation of our company. Based on our expected cash requirements, we believe that there is substantial doubt that our existing cash and cash equivalents will be sufficient to fund our operation through one year from the date of this report.
Our future capital requirements are difficult to forecast and will depend on many factors, including but not limited to:
•the terms and timing of any strategic transaction that we may establish;
•the results of the MD Anderson investigator-initiated trial of seclidemstat;
•the outcome, timing and cost of regulatory approvals;
•the cost and timing of hiring new consultants to support our continued operation;
•the costs involved in patent filing, if any, prosecution, and enforcement; and
•the costs and timing of having clinical supplies of our product candidates manufactured.
We may finance our future cash needs primarily through the issuance of additional equity and potentially through borrowing, or strategic alliances with partner companies. To the extent that we raise additional capital through the issuance of additional equity or convertible debt securities, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of existing stockholders. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through marketing and distribution arrangements or other collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or commercialization efforts.
Successful development of product candidates is highly uncertain and may not result in approved products. Completion dates and completion costs can vary significantly for each product candidate and are difficult to predict. We anticipate that we will make determinations as to which programs to pursue based on our evaluation of strategic alternatives and the additional data we expect to receive from MD Anderson. Our failure to raise capital or enter into such other arrangements as and when needed would have a negative impact on our financial condition and our ability to continue our operations.
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
Our significant accounting policies are described in Note 2 to our audited consolidated financial statements for the year ended December 31, 2023 in this Annual Report on Form 10-K. We believe that our accounting policies relating to research and development expenses, and stock-based compensation are the most critical to understanding and evaluating our reported financial results. We have identified these policies as critical because they both are important to the presentation of our financial condition and results of operations and require us to make judgments and estimates on matters that are inherently uncertain and may change in future periods. For more information regarding these policies, you should refer to Note 2 of our audited consolidated financial statements included in this Annual Report on Form 10-K.
Off-Balance Sheet Arrangements
We have not entered into any off-balance sheet arrangements and does not have any holdings in variable interest entities.
Application of New Accounting Standards
See Note 2 – Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements for a description of recently issued accounting pronouncements, including the expected dates of adoption and estimated effects on our results of operations, financial positions and cash flows.

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

Item 8. Financial Statements and Supplementary Data
SALARIUS PHARMACEUTICALS, INC.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Salarius Pharmaceuticals, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Salarius Pharmaceuticals, Inc. (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for each of the two years in the period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

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

Accrued Research and Development Expenses
Description of the Matter	During 2023, the Company recognized $7.1 million of research and development expenses and recorded accrued clinical trial expenses of $0.4 million as of December 31, 2023. As described in Note 2 to the consolidated financial statements, the Company records accruals for estimated costs of research and development activities that include contract services for clinical trials. Clinical trial activities performed by third parties are accrued and expensed based upon management’s assessment of the status of each clinical trial and the work completed per patient.
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
Houston, Texas
March 22, 2024

SALARIUS PHARMACEUTICALS, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2023	2022

Assets
Current assets:
Cash and cash equivalents	$5,899,910	$12,106,435
Grants receivable from CPRIT	—	1,610,490
Prepaid expenses and other current assets	619,763	803,373
Total current assets	6,519,673	14,520,298
Other assets	66,850	130,501
Total assets	$6,586,523	$14,650,799
Liabilities and stockholders' equity (deficit)
Current liabilities:
Accounts payable	$602,853	$2,858,330
Accrued expenses and other current liabilities	406,745	1,407,861
Notes payable	289,643	$—
Total liabilities	$1,299,241	$4,266,191

Commitments and contingencies (NOTE 5)

Stockholders' equity (deficit):
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized; 3,938,433 and 2,255,899 shares issued and outstanding at December 31, 2023 and December 31, 2022, respectively	393	225
Additional paid-in capital	81,634,730	74,189,531
Accumulated deficit	(76,347,841)	(63,805,148)
Total stockholders' equity	5,287,282	10,384,608
Total liabilities and stockholders' equity	$6,586,523	$14,650,799

See accompanying notes to consolidated financial statements.

SALARIUS PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Twelve Months Ended December 31
	2023	2022
Operating expenses:
Research and development	7,173,747	15,836,828
General and administrative	5,721,197	7,138,403
Loss on impairment of goodwill	—	8,865,909
Total operating expenses	12,894,944	31,841,140
Loss before other income (expense)	(12,894,944)	(31,841,140)
Change in fair value of warrant liability	—	14,454
Interest income	352,251	218,730
Net loss	$(12,542,693)	$(31,607,956)

Loss attributable to common stockholders	$(12,542,693)	$(31,607,956)

Loss per common share — basic and diluted	$(3.84)	$(14.88)
Total net loss per share	$(3.84)	$(14.88)
Weighted-average number of common shares outstanding — basic and diluted	3,264,620	2,124,511

See accompanying notes to consolidated financial statements.

SALARIUS PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Twelve Months Ended December 31
	2023	2022
Operating activities
Net loss	$(12,542,693)	$(31,607,956)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, amortization and impairment	10,051	6,677
Loss on Impairment of goodwill	—	8,865,909
Equity-based compensation expense	524,838	796,803
Grant receivable writeoff	130,000
Change in fair value of warrant liability	—	(14,454)
In-process research and development technology	—	1,987,900
Changes in operating assets and liabilities:
Grants receivable	1,480,490	—
Prepaid expenses and other current assets	807,770	202,538
Accounts payable	(2,255,477)	1,312,735
Accrued expenses and other current liabilities	(1,001,116)	854,527
Net cash (used in) operating activities	(12,846,137)	(17,595,321)

Investing activities
Purchase in-process research and development technology	—	(1,500,000)
Net cash used in investing activities	—	(1,500,000)

Financing activities
Proceeds from issuance of equity securities	6,920,529	1,987,376
Payments on note payable	(280,917)	—
Net cash provided by financing activities	6,639,612	1,987,376
Net decrease in cash, cash equivalents and restricted cash	(6,206,525)	(17,107,945)
Cash, cash equivalents and restricted cash at beginning of period	12,106,435	29,214,380
Cash, cash equivalents and restricted cash at end of period	$5,899,910	$12,106,435

Supplemental disclosure of cash flow information:
Cash paid for interest	$14,754	$—
Non-cash investing and financing activities:
Common stock issued for in-process research and development technology		$487,900
Accrued cost for shares issued for cash		$2,500
Insurance premium financed by note payable	$570,560

See accompanying notes to consolidated financial statements.

SALARIUS PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity (Deficit)
	Shares	Amount
Balance at December 31, 2021	1,809,593	$181	$70,919,996	$(32,197,192)	$38,722,985

Common Stock issued for in-process research and development technology	40,000	4	487,896	—	487,900
Issuance of equity securities, net	373,577	37	1,984,839	—	1,984,876
Equity-based compensation expense	27,927	3	768,252	—	768,255
Issuance of equity securities for services	4,802	—	28,548	—	28,548
Net loss	—	—	—	(31,607,956)	(31,607,956)
Balance at December 31, 2022	2,255,899	$225	$74,189,531	$(63,805,148)	$10,384,608

Issuance of equity securities, net	1,612,635	161	6,920,368		6,920,529
Equity-based compensation expense	69,899	7	524,831		524,838
Net loss				(12,542,693)	(12,542,693)
Balance at December 31, 2023	3,938,433	$393	$81,634,730	$(76,347,841)	$5,287,282
See accompanying notes to consolidated financial statements.

SALARIUS PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. ORGANIZATION AND OPERATIONS
Nature of Business
Salarius Pharmaceuticals, Inc. (“Salarius” or the “Company”), together with its subsidiaries, Salarius Pharmaceuticals, LLC, Flex Innovation Group LLC, and TK Pharma, Inc., is a clinical-stage biopharmaceutical company focused on developing effective treatments for cancers with high, unmet medical need. Specifically, the Company is focused on treatments for cancers caused by dysregulated gene expression, i.e., genes that are incorrectly turned on or off. The Company is focused on two classes of drugs that address gene dysregulation: targeted protein inhibitors and targeted protein degraders. The Company's technologies have the potential to work in both liquid and solid tumors. The Company's current pipeline consists of two small molecule drugs: 1) SP-3164, a targeted protein degrader, and 2) seclidemstat (SP-2577), a targeted protein inhibitor. The Company is located in Houston, Texas.
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
Although the Company is currently exploring various strategic alternatives, these strategic alternatives may not be successful in the next several months prior to its cash position getting to the point that it will need to pursue the winding down and dissolution of the Company. If the Company does not raise capital or successfully engage a strategic partner before the first half of 2025, it will be forced to cease operations, liquidate assets and possibly seek bankruptcy protection or engage in a similar process.
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
The Company considered its going concern disclosure requirements in accordance with ASC 205-40-50.The Company has performed an analysis and concluded substantial doubt exists with respect to the Company being able to continue as a going concern through one year from the date of issuance of the consolidated financial statements for the year ended December 31, 2023.

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
Impairment of Long-Lived Assets
Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that their carrying value may not be recoverable. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. There were no impairment charges related to long-lived assets during the twelve months ended December 31, 2023 and 2022.
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
Impairment is the condition that exists when the carrying amount of goodwill exceeds its implied fair value. The Company utilizes the option to perform a qualitative assessment for its reporting unit and if the Company concludes it is more likely than not that the fair value of the reporting unit is less than its carrying amount, then the Company utilizes the two-step quantitative assessment. The Company’s qualitative assessment is sensitive to assumptions related to potential adverse events and circumstances, including current market trends in control premiums and involves judgement in determining comparable peer companies to include in the control premium evaluation. The Company recorded a goodwill impairment loss of $8.9 million during the twelve months ended December 31, 2022. There was no goodwill balance as of December 31, 2023 and 2022.
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
Grants Receivable and Revenue Recognition
Salarius’ source of revenue has been from a grant received from CPRIT. Grant revenue is recognized when qualifying costs are incurred and there is reasonable assurance that conditions of the grant have been met. Cash received from grants in advance of incurring qualifying costs is recorded as deferred revenue and recognized as revenue when qualifying costs are incurred. The Company records revenue and a corresponding grants receivable when qualifying costs are incurred before the grants are received. The Company's CPRIT grant expired during 2023 and no additional amounts are expected to be recognized or received.
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
The number of anti-dilutive shares, consisting of common shares underlying (i) common stock options, (ii) stock purchase warrants, (iii) unvested restricted stock and (iv) rights entitling holders to receive warrants to purchase the Company's common shares, which have been excluded from the computation of diluted loss per share, was 10,935,139 and 704,640 shares as of December 31, 2023 and 2022, respectively.

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
The Company accounts for uncertain tax positions in accordance with the provisions of ASC 740. When uncertain tax positions exist, the Company recognizes the tax benefit of tax positions to the extent that the benefit will more likely than not be realized. The determination as to whether the tax benefit will more likely than not be realized is based upon the technical merits of the tax position as well as consideration of the available facts and circumstances. As of December 31, 2023 and 2022, the Company did not have any significant uncertain tax positions and no interest or penalties have been charged. The Company's practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company is subject to routine audits by taxing jurisdictions.
Pronouncements Not Yet Adopted
In December 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which is intended to improve the transparency of income tax disclosures by requiring consistent categories and greater disaggregation of information in the effective tax rate reconciliation and income taxes paid by jurisdiction. The ASU is effective for public business entities for annual periods beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact of adopting this guidance on its consolidated financial statements.

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

NOTE 3. GRANTS RECEIVABLE
Grants receivable represents qualifying costs incurred where there is reasonable assurance that conditions of the grant have been met but the corresponding funds have not been received as of the reporting date. Grants receivable balances were $0 as of December 31, 2023 and $1.6 million at December 31, 2022, respectively. The Company received $1.5 million from the Cancer Prevention and Research Institute of Texas on February 15, 2023.

NOTE 4. PREPAID EXPENSES AND OTHER CURRENT ASSETS
Prepaid expenses and other current assets at December 31, 2023 and 2022 consisted of the following:

	December 31,
	2023	2022
Prepaid clinical trial expenses	$—	$11,185
Prepaid insurance	468,495	624,612
Other prepaid and current assets	151,268	167,576
Total prepaid expenses and other current assets	$619,763	$803,373
Prepaid insurance is mainly comprised of prepaid directors' and officers' insurance. In July 2023, the Company financed its directors and officers' insurance premium with a short term note the principal amount of which is approximately $0.6 million bearing interest at a rate of 7.87%. The note payable balance, which was included within Current Liabilities on the Consolidated Balance Sheet was $ 0.3 million as of December 31, 2023.
NOTE 5. COMMITMENTS AND CONTINGENCIES
Cancer Prevention and Research Institute of Texas
In June 2016, the Company entered into a Cancer Research Grant Contract with CPRIT. Pursuant to the contract, CPRIT awarded the Company a grant up to $18.7 million, further modified to $16.1 million to fund development of LSD 1 inhibitor. The grant expired during 2023.
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
Common Stock Issuances
On February 5, 2021, the Company entered into an At the Market Offering Agreement ("ATM") with Ladenburg Thalmann & Co. Inc. Under this agreement the Company is able to issue and sell, from time to time, shares of its common stock. On February 5, 2021 and July 2, 2021, the Company filed prospectus supplements with the SEC to register the offering and sale of Common Stock having an aggregate offering price of up to $6.3 million and $25.0 million, respectively. During the twelve months ended December 31, 2023, the Company sold 696,271 shares of common stock under the At the Market Offering Agreement with gross proceeds of $1.7 million.
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
During the twelve months ended December 31, 2023, the Company issued 586,364 shares of its Common Stock upon the exercise of Pre-Funded Warrants.

On January 12, 2022, the Company issued 40,000 shares of the Company's common stock, valued at $0.5 million to purchase in-process research and development technology SP-3164.
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
Warrants Exercised for Cash

The Company has five-year warrants outstanding that were issued in February 2020 and subsequently modified in December 2020 in connection with the issuance of additional inducement warrants. The warrants are exercisable at a price per share of $28.75. The inducement warrants expire on June 11, 2026, and are exercisable at a price per share of $29.55. The Company has 280,183 warrants outstanding that were issued in April 2022, with an exercise price of $8.4975 per share. The warrants were exercisable six months following the issuance date and will expire five and one-half years from the issuance date. During the twelve months ended December 31, 2023 and 2022, no warrants were exercised.
In May 2023, the Company issued Series A-1 Warrants that are exercisable for a period of five and one-half (5.5) years from the issuance date at an exercise price of $1.40 per share. Series A-2 Warrants are exercisable for a period of eighteen (18) months from the issuance date at an exercise price of $1.40 per share. Each Pre-Funded Warrant was sold in lieu of shares of Common Stock, are exercisable immediately upon issuance, have an exercise price of $0.0001 per share and expire when exercised in full. During the twelve months ended December 31, 2023, no Series A-1 or A-2 warrants were exercised.
In connection with the above mentioned Offering, the Company issued warrants to its exclusive placement agency H.C Wainwright & Co., LLC to purchase up to 254,454 shares of common stock at an exercise price per share of $2.0625 and a term of five and one-half (5.5) years. During the twelve months ended December 31, 2023, no warrants were exercised.
As of December 31, 2023 and 2022, approximately 10,844,785 (2,720,000 are Pre-Funded Warrants) and 597,512 warrants remain outstanding, respectively.
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
8. EQUITY-BASED COMPENSATION
Equity Incentive Plans
The Company has granted options to employees, directors, and consultants under the 2015 Equity Incentive Plan (the "2015 Plan"). The 2015 Plan provides for the grant of incentive stock options ("ISOs"), nonstatutory stock options, restricted stock awards, restricted stock units, stock appreciation rights, performance-based stock awards and other stock-based awards. Additionally, the 2015 Plan provides for the grant of performance-based cash awards. ISOs may be granted only to the Company's employees. All other awards may be granted to the Company's employees, including officers, and to non-employee directors and consultants. As of December 31, 2023 and 2022, there were 84,339 and 47,228 shares, respectively, remaining available for the grant of stock option under the 2015 Plan.

During the twelve months ended December 31, 2023 and 2022, the Company awarded 0 and 51,360, respectively, stock options to its employees and directors, pursuant to the plan described above. Stock options generally vest over one to four years and have a contractual term of ten years. Stock options are valued using the Black-Scholes option pricing model and compensation cost is recognized based on the resulting value over the service period. Expected volatilities utilized in the model are based on implied volatilities from traded stocks of peer companies. Similarly, the dividend yield is based on historical experience and the estimate of future dividend yields. The risk-free interest rate is derived from the U.S. Treasury yield curve in effect at the time of grant. The expected term of the options is based on the average period the stock options are expected to remain outstanding. The fair value of the option grants of $0.5 million has been estimated with the following assumptions for the year ended December 31, 2022:

2022
Risk-free interest rate	1.62%-1.70%
Volatility	125.19% - 126.42%
Expected life (years)	5 -6 years
Expected dividend yield	0.00%

The following table summarizes stock option activity for employees and non-employees for the twelve months ended December 31, 2023 and 2022:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)
Outstanding at December 31, 2021	63,919	$68.75	8.50
Granted	51,360	10.95
Exercised	—	—
Forfeited	(6,776)	—
Expired	(1,375)	—
Outstanding at December 31, 2022	107,128	$23.67	8.29
Exercisable at December 31, 2022	38,100	$35.85	7.63

Granted	—	$—
Exercised	—
Forfeited	(17,824)
Expired	—
Outstanding at December 31, 2023	89,304	$23.78	7.26
Exercisable at December 31, 2023	67,585	$26.44	7.13

As of December 31, 2023 and 2022, there was approximately $0.3 million and $0.8 million of total unrecognized compensation cost, respectively, related to unvested stock options. Total unrecognized compensation cost will be adjusted for future changes in employee and non-employee forfeitures, if any. The Company expects to recognize that cost over a remaining weighted-average period of 1.11 years.

9. INCOME TAX
The Company has no current or deferred tax expense due to its current year loss and its overall net operating loss position. A reconciliation of the federal statutory tax rate and the effective tax rates for the year ended December 31, 2023 and 2022 is as follows:

	December 31
	2023	2022
Federal Tax at Statutory Rate	21.00%	21.00%
Permanent	(0.89)%	(6.25)%
Change in Valuation Allowance	(22.77)%	(21.73)%
True Ups	—%	(0.06)%
R&D Credit	2.66%	7.04%

Effective Tax Rate	—%	—%
The tax effects of temporary differences that give rise to significant portions of the deferred tax assets were as follows:

	December 31
	2023	2022
Capitalized R&D Expenses	$5,610,221	$5,199,721
Other Deferred Items	44,193	145,935
Stock Compensation	455,192	484,205
Net Operating Loss - US	6,161,916	3,919,323
R&D Credits	3,627,377	3,293,572
Net deferred tax assets	15,898,899	13,042,756

Valuation Allowance	(15,898,899)	(13,042,756)
Net deferred tax assets (liabilities)	$—	$—
The valuation allowance recorded by the Company as of December 31, 2023 and December 31, 2022 resulted from the uncertainties of the future utilization of deferred tax assets relating from NOL carry forwards for federal and state income tax purposes. Realization of the NOL carry forwards is contingent on future taxable earnings. The deferred tax asset was reviewed for expected utilization using a “more likely than not” approach by assessing the available positive and negative evidence surrounding its recoverability. Accordingly, a full valuation allowance continues to be recorded against the Company’s deferred tax asset, as it was determined based upon past and projected future losses that it was “more likely than not” that the Company’s deferred tax assets would not be realized. In future years, if the deferred tax assets are determined by management to be “more likely than not” to be realized, the recognized tax benefits relating to the reversal of the valuation allowance will be recorded. The Company will continue to assess and evaluate strategies that will enable the deferred tax asset, or portion thereof, to be utilized, and will reduce the valuation allowance appropriately as such time when it is determined that the “more likely than not” criteria is satisfied.
The federal net operating loss carryforwards of $29.3 million have an indefinite life, but the R&D credits of $3.4 million begin to expire in 2039. Due to the change in ownership provisions of the Internal Revenue Code, the availability of the Company’s net operating loss carry forwards could be subject to annual limitations against taxable income in future periods, which could substantially limit the eventual utilization of such carry forwards. The Company has not analyzed the historical or potential impact of its equity financings on beneficial ownership and therefore no determination has been made whether the net operating loss carry forward is subject to any Internal Revenue Code Section 382 limitation. To the extent there is a limitation, there could be a reduction in the deferred tax asset with an offsetting reduction in the valuation allowance.

Tax positions taken or expected to be taken in the course of preparing the Company’s tax returns are required to be evaluated to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet a more-likely-than-not threshold, as well as accrued interest and penalties, if any, would be recorded as a interest and penalties expense in the current year. There were no uncertain tax positions that require accrual or disclosure to the financial statements as of December 31, 2023.

10. SUBSEQUENT EVENTS
On March 15, 2024, the Company filed a preliminary proxy statement with the SEC in connection with a special meeting of stockholders will be held on May 9, 2024. The business for the meeting is to consider and vote to approve an amendment to the Company's Certificate of Incorporation to effect a reverse stock split of the Company's outstanding shares of common stock at a ratio in the rage of 1:4 to 1:8.
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
As of December 31, 2023, our management, including our principal executive officer and principal financial officer, had evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) pursuant to Rule 13a-15(b) under the Exchange Act. Based upon and as of the date of the evaluation, our principal executive officer and principal financial officer concluded that information required to be disclosed is recorded, processed, summarized and reported within the specified periods and is accumulated and communicated to management, including our principal executive officer and principal financial officer, to allow for timely decisions regarding required disclosure of material information required to be included in our periodic SEC reports. Based on the foregoing, our management determined that our disclosure controls and procedures were effective as of December 31, 2023.

Changes in Internal Control over Financial Reporting
No change in our company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended December 31, 2023, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Management's Annual Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2023 based on the framework in Internal Control—Integrated Framework 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2023.

Item 9B. Other Information

None

PART III

Certain information required by Part III is omitted from this Annual Report on Form 10-K and is incorporated herein by reference from our definitive proxy statement relating to our 2024 annual meeting of stockholders, pursuant to Regulation 14A of the Exchange Act of 1934, also referred to in this Annual Report on Form 10-K as our 2024 Proxy Statement, which we expect to file with the SEC no later than April 29, 2024.
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
Other Information
The other information required to be disclosed in Item 10 is hereby incorporated by reference to our 2024 Proxy Statement.

Item 11. Executive Compensation
The information required to be disclosed in Item 11 is hereby incorporated by reference to our 2024 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required to be disclosed in Item 12 is hereby incorporated by reference to our 2024 Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required to be disclosed in Item 13 is hereby incorporated by reference to our 2024 Proxy Statement.

Item 14. Principal Accounting Fees and Services
The information required to be disclosed in Item 14 is hereby incorporated by reference to our 2024 Proxy Statement.

PART IV

Item 15. Exhibits, Financial Statement Schedules
(a)(1) Financial Statements.
The financial statements filed as part of this report are listed on the Index to Consolidated Financial Statements on page 57.
(a)(2) Financial Statement Schedules.
We have omitted these schedules because they are not required, or are not applicable, or the required information is shown in the consolidated financial statements or notes thereto.
(a)(3) Exhibits.

Exhibit Number	Exhibit Title	Filed with this Form 10-K	Incorporated by Reference
			Form	File No.	Date Filed
3.1	Amended and Restated Certificate of Incorporation of the Registrant		8-K	001-36812 Exhibit 3.1	02/09/2015
3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registration filed with the Secretary of State		8-K	001-36812 Exhibit 3.1	07/22/2019
3.3	Certificate of Amendment of Certificate of Incorporation of the Registrant filed with the Secretary of State of Delaware on October 14, 2022		8-K	001-36812 Exhibit 3.1	10/14/2022
3.4	Amended and Restated Bylaws of the Registrant, effective July 19, 2019		8-K	001-36812 Exhibit 3.2	07/22/2019
3.5	Amendment to Amended and Restated Bylaws of the Registrant, effective April 1, 2022		8-K	001-36813 Exhibit 3.1	04/01/2022
4.1	Form of Common Stock Certificate of Registrant		S-1	333-201276 Exhibit 4.1	12/29/2014
4.2	Form of Common Stock Purchase Warrant		S-1/A	333-235879 Exhibit 4.8	02/06/2020
4.3	Common Stock Purchase Warrant dated February 11, 2020		8-K	001-36812 Exhibit 4.1	02/12/2020
4.4	Form of Inducement Warrant dated December 11, 2020		8-K/A	001-36812 Exhibit 4.1	12/11/2020
4.5	Form of 2021 Flex Warrants		8-K	001-36812 Exhibit 4.1	07/01/2021
4.6	Form of Common Stock Purchase Warrant		8-K	001-36812 Exhibit 4.1	05/16/2023
4.7	Form of Pre-Funded Warrants		8-K	001-36812 Exhibit 4.2	05/16/2023
4.8	Form of Placement Agent Warrants		8-K	001-36812 Exhibit 4.3	05/16/2023
4.9	Form of Common Stock Purchase Warrant dated April 26, 2022		8-K	001-36812 Exhibit 4.1	04/22/2022

4.10	Description of Registrant's Securities	10-K	001-36812 Exhibit 4.11	03/18/2021
10.1+	Form of Indemnification Agreement between the Registrant and its directors and officers	8-K	001-36812 Exhibit 10.1	07/22/2019
10.2+	Indemnification Agreement, dated February 20, 2024, by and between Salarius Pharmaceuticals, Inc. and David J. Arthur	8-K	001-36812 Exhibit 10.4	02/23/2024
10.3*	Exclusive License Agreement, dated August 3, 2011, between the University of Utah Research Foundation and Salarius Pharmaceuticals, LLC	S-4	333-229666 Exhibit 10.1	02/14/2019
10.4*	Cancer Research Grant Contract, dated June 1, 2016, between the Cancer Prevention and Research Institute of Texas and Salarius Pharmaceuticals, LLC	S-4	333-229666 Exhibit 10.3	02/14/2019
10.5+	Amended and Restated Executive Employment Agreement, dated February 5, 2019, between David J. Arthur and Salarius Pharmaceuticals, LLC	S-4	333-229666 Exhibit 10.5	02/14/2019
10.6+	Amendment to Amended and Restated Executive Employment Agreement dated September 10, 2019, among David J. Arthur, the Registrant and Salarius Pharmaceuticals, LLC	8-K	001-36812 Exhibit 10.5	09/16/2019
10.7+	Employment Agreement between Mark J. Rosenblum and Salarius Pharmaceutical, Inc., dated April 24, 2020	8-K	001-36812 Exhibit 10.1	4/29/2020
10.8+	Amendment to Executive Employment Agreement, dated February 20, 2024, by and between Salarius Pharmaceuticals, Inc. and Mark J. Rosenblum	8-K	001-36812 Exhibit 10.5	02/23/2024
10.9+	Separation and Release Agreement, dated February 20, 2024, by and between Salarius Pharmaceuticals, Inc. and David J. Arthur	8-K	001-36812 Exhibit 10.1	02/23/2024
10.10+	Consulting Agreement, dated February 20, 2024, by and between Salarius Pharmaceuticals, Inc. and David J. Arthur	8-K	001-36812 Exhibit 10.2	02/23/2024
10.11+	Forms of Stock Option Agreement, Notice of Exercise and Stock Option Grant Notice under the Flex Pharma, Inc. 2015 Equity Plan	10-K	001-36812 Exhibit 10.4	03/24/2015
10.12+	Notice of Stock Option Amendment, dated February 20, 2024, by and between Salarius Pharmaceuticals, Inc. and David J. Arthur.	8-K	001-36812 Exhibit 10.3	02/23/2024
10.13+	Amended and Restated Salarius Pharmaceuticals, Inc. 2015 Employee Stock Purchase Plan	8-K	001-36812 Exhibit 10.1	06/15/2023
10.14	At the Market Offering Agreement, dated February 5, 2021, between Salarius Pharmaceuticals, Inc. and Ladenburg Thalmann & Co. Inc.	8-K	001-36812 Exhibit 1.1	02/05/2021
10.15	Securities Purchase Agreement, dated April 22, 2022	8-K	001-36812 Exhibit 10.1	04/22/2022
10.16	Form of Securities Purchase Agreement	8-K	001-36812 Exhibit 10.1	05/16/2023
10.17	Form of Registration Rights Agreement	8-K	001-36812 Exhibit 10.2	05/16/2023

21.1	Subsidiaries of the Registrant		S-1	333-235879 Exhibit 21	01/10/2020
23.1	Consent of Ernst & Young LLP	X
24.1	Power of attorney (included on Signature Page)	X
31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2022	X
31.2	Certification of Principal Financial and Accounting Officer Pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
97	Salarius Pharmaceuticals, Inc., Clawback Policy	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Schema Document	X
101.CAL	XBRL Calculation Linkbase Document	X
101.DEF	XBRL Definition Linkbase Document	X
101.LAB	XBRL Label Linkbase Document	X
101.PRE	XBRL Presentation Linkbase Document	X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
*	Portions of this exhibit have been omitted and provided separately to the SEC pursuant to a request for confidential treatment.
+	Management contract or compensatory plans or arrangements.

Item 16. Form 10-K Summary
Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

March 22, 2024    SALARIUS PHARMACEUTICALS, INC.

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

SIGNATURE	TITLE	DATE
/s/ William K. McVicar William K. McVicar	Chairman of the Board	March 22, 2024
/s/ David J. Arthur David J. Arthur	Director, President & Chief Executive Officer (Principal Executive Officer)	March 22, 2024
/s/ Mark J. Rosenblum Mark J. Rosenblum	Executive Vice President of Finance and Chief Financial Officer, Principal Financial and Accounting Officer	March 22, 2024
/s/ Tess Burleson Tess Burleson	Director	March 22, 2024
/s/ Arnold Hanish Arnold Hanish	Director	March 22, 2024
/s/ Paul Lammers Paul Lammers	Director	March 22, 2024
/s/ Jon Lieber Jon Lieber	Director	March 22, 2024
/s/ Bruce McCreedy Bruce McCreedy	Director	March 22, 2024