Form 10-K/A
period 2023-12-31
Salarius Pharmaceuticals, Inc.
filed 2024-04-22
CIK 1615219

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-K/A
(Amendment No. 1)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from          to
Commission File Number 001-36812
SALARIUS PHARMACEUTICALS, INC.
(Exact name of registrant as specified in its charter)

Delaware	46-5087339
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2450 Holcombe Blvd., Suite X Houston, TX	77021
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (832) 834-9144
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001	SLRX	The Nasdaq Stock Market LLC
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of June 30, 2023 (the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of the common stock of the registrant held by non-affiliates of the registrant was $4,920,592 based on the last reported sale price of the registrant's common stock on the Nasdaq Capital Market on June 30, 2023.
As of April 16, 2024, there were 4,776,433 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
None.

EXPLANATORY NOTE

The registrant is filing this Amendment No. 1 to Annual Report on Form 10-K/A, or this Amendment (also referred to herein as this report), to amend the Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (Commission File Number 001-36812), or the 2023 Annual Report on Form 10-K, as filed by the registrant with the Securities and Exchange Commission, or the SEC, on March 22, 2024. The purpose of this Amendment is to include in Part III the information that was to be incorporated by reference from the proxy statement for the registrant’s 2024 Annual Meeting of Stockholders, as well as to update certain of the information included on the cover page of the 2023 Annual Report on Form 10-K and in the list of exhibits included in Item 15 and the Exhibit Index of this report. The Part III information was previously omitted from the 2023 Annual Report on Form 10-K in reliance on General Instruction G(3) to Form 10-K, which permits the information in Items 10 through 14 of Part III of Form 10-K to be incorporated in the Form 10-K by reference from the registrant’s definitive proxy statement if such statement is filed not later than 120 days after the registrant’s fiscal year-end. The registrant is filing this Form 10-K/A to include Part III information in the 2023 Annual Report on Form 10-K because the registrant does not expect to file a definitive proxy statement containing such information within 120 days after the end of the fiscal year covered by the 2023 Annual Report on Form 10-K. This Amendment hereby amends the cover page, Part III, Items 10 through 14, and Part IV, Item 15 of the 2023 Annual Report on Form 10-K. In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, or the Exchange Act, new certifications by the registrant’s principal executive officer and principal financial officer are filed as exhibits to this Amendment.

No attempt has been made in this Amendment to modify or update the other disclosures presented in the 2023 Annual Report on Form 10-K. This Amendment does not reflect events occurring after the filing of the 2023 Annual Report on Form 10-K (i.e., those events occurring after March 22, 2024) or modify or update those disclosures that may be affected by subsequent events. Accordingly, this Amendment should be read in conjunction with the 2023 Annual Report on Form 10-K and the registrant’s other filings with the SEC.

In this report, unless otherwise indicated or the context otherwise requires, all references to “Salarius,” “the registrant,” “the Company,” “we,” “us,” and “our” refer to Salarius Pharmaceuticals, Inc. together with its wholly owned subsidiaries. On October 14, 2022, the registrant effected a 1-for-25 reverse split of shares of its common stock. All share and per share data in this report gives effect to the reverse stock split.

Salarius Pharmaceuticals, Inc.
Form 10-K/A (Amendment No. 1)
For the Fiscal Year Ended December 31, 2023

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Exchange Act, which are subject to the “safe harbor” created by those sections. Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to our management. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “project,” “predict,” “propose,” “intend,” “continue,” “potential,” “possible,” “foreseeable,” “likely,” “unforeseen” and similar expressions intended to identify forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance, time frames or achievements to be materially different from any future results, performance, time frames or achievements expressed or implied by the forward-looking statements. We discuss many of these risks, uncertainties and other factors in greater detail under the heading “Risk Factors” in Part I, Item 1A of our 2023 Annual Report on Form 10-K, as filed with the SEC on March 22, 2024. These forward-looking statements represent our estimates and assumptions only as of the date of this filing. You should read this report completely and with the understanding that our actual future results may be materially different from what we expect. We hereby qualify our forward-looking statements by our cautionary statements. Except as required by law, we assume no obligation to update our forward-looking statements publicly, or to update the reasons that actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Directors
Our Board consists of seven (7) directors which are divided into three classes: Class I, Class II, and Class III. Each class has a three-year term:
•Our Class I directors are Arnold C. Hanish and William K. McVicar and their terms will expire at the annual meeting of stockholders to be held in 2025.
•Our Class II directors are David J. Arthur, Bruce J. McCreedy, and Jonathan Lieber and their terms will expire at the annual meeting of stockholders to be held in 2026.
•Our Class III directors are Tess Burleson and Paul Lammers and their terms will expire at the annual meeting of stockholders to be held in 2024.
Any additional directorships resulting from an increase in the number of directors will be distributed among the three classes so that, as nearly as possible, each class will consist of one-third of the directors. The division of our Board into three classes with staggered three-year terms may delay or prevent a change of our management or a change in control of the Company. Our directors may be removed for cause by the affirmative vote of the holders of at least two-thirds of our voting stock of the capital stock issued and outstanding then entitled to vote at an election of directors.
The following table sets forth the name, age and committee appointments of each of our current directors as of April 12, 2024:

Name	Age	Position
David J. Arthur	61	President, Chief Executive Officer and Director
William K. McVicar	66	Chair
Tess Burleson(1)(2)(3)	57	Director
Arnold C. Hanish(1)(3)	76	Director
Paul Lammers(3)	66	Director
Jonathan Lieber(1)(2)	54	Director
Bruce J. McCreedy (2)	64	Director

(1)Member of the Audit Committee.
(2)Member of the Nominating and Corporate Governance Committee.
(3)Member of the Compensation Committee.
The names of the nominees and certain biographical information about each current director, including a description of his or her business experience, qualifications, education and skills that led our Board to conclude that such individual should serve as a member of our Board, are set forth below:
David J. Arthur
Mr. Arthur has served as our President and Chief Executive Officer and a director since July 2019 and as the Chief Executive Officer of our predecessor since November 2015 and as a manager of our predecessor's board of managers since January 2017. Mr. Arthur’s full-time employment with the Company ended, effective February 2024, but he continues to serve as Chief Executive Officer of the Company in his role as a part-time consultant. From January 2012 to October 2015, Mr. Arthur served as managing director of Dacon Pharma, LLC, a life science focused strategy, planning and evaluation company. From 1990 to 2010, Mr. Arthur served in a number of executive roles at Eli Lilly and Company and from 2010 to 2011 served in executive roles with Boehringer Ingelheim GmbH. Mr. Arthur earned a B.S. in Chemical Engineering from North Carolina State University and an M.B.A. from the Duke University Fuqua School of Business.

Our Board believes that Mr. Arthur’s experience as our Chief Executive Officer, and his past experience as a life sciences executive and as a committee chairman and member on the executive committees of a variety of major pharmaceutical alliances, including Eli Lilly/BioMS, Eli Lilly/Amylin and Boehringer Ingelheim/Eli Lilly qualify him to serve on our Board.
Jonathan Lieber
Mr. Lieber has served as a member of the Board since June 2020. Since February 2023, he has served as Chief Financial Officer and Treasurer of Rallybio Corporation (Nasdaq: RLYB), a clinical-stage biotechnology company committed to identifying and accelerating the development of life-transforming therapies for patients with severe and rare diseases. From September 2021 until its sale in November 2022, he served as Chief Financial Officer of Applied Genetic Technologies Corporation (Nasdaq: AGTC), a clinical stage biotechnology company focused on the development and commercialization of adeno-associated virus (AAV)-based gene therapies for the treatment of rare and debilitating diseases. From December 2018 through September 2021, Mr. Lieber served as a Managing Director of Danforth Advisors LLC, a firm that provides strategic CFO advisory and outsourced accounting services to healthcare companies. In that capacity, he served as interim CFO for several private and public healthcare companies. From July 2015 through September 2019, Mr. Lieber was Chief Financial Officer of Histogenics Corporation (NASDAQ: HSGX) a cell therapy company developing products for the orthopedics market. Mr. Lieber received an M.B.A. in finance from the Stern School of Business of New York University and a B.S. in business administration from Boston University.
Our Board believes that Mr. Lieber is qualified to serve on the Board of Directors due to his experience in the healthcare industry, which will enable him to contribute important strategic insights to the Company.
Bruce J. McCreedy, Ph.D.
Dr. McCreedy has served as a member the Board since July 2019 and has served as Chief Scientific Officer of ONK Therapeutics, Inc. effective December 1, 2022. Prior to that, Dr. McCreedy served as the Chief Scientific Officer of Myeloid Therapeutics, Inc. from April of 2021 until November, 2022. Dr. McCreedy served as Salarius' interim Chief Science Officer from January 2020 through March 30, 2021 and was the Senior Vice President of Cell Therapy at Precision Biosciences, Inc. from 2015 to 2020. Prior to his position at Precision Biosciences, Dr. McCreedy served as the Executive Vice President of Research and Development and Chief Development Officer of Neximmune, Inc., a biotechnology company, from April 2011 to August 2015, and the Managing Partner of PharmaNav, LLC, a biotechnology company, from 2008 to 2011. From 2006 to 2008, Dr. McCreedy served as Vice President of Strategic and Clinical Development at Metabolon, Inc., a metabolomics company and from 2002 to 2006 served as the President, Chief Executive Officer and a Director for Fulcrum Pharma Developments, Inc., a drug development company (acquired by Icon plc). Prior to 2002, Dr. McCreedy has also served as Vice President at Triangle Pharmaceuticals, Inc., a pharmaceutical company (acquired by Gilead Sciences, Inc.), CEO of Therapyedge, Inc., a healthcare and information services company (acquired by Advanced Biological Laboratories S.A.), and Associate Vice President of Laboratory Corporation of America Holdings, a clinical laboratory network, and Roche Biomedical Laboratories, Inc., a drug development company. Dr. McCreedy earned a B.S. in Medical Microbiology from Wake Forest University and a Ph.D. in Microbiology and Immunology from Wake Forest University School of Medicine.
Our Board believes that Dr. McCreedy is qualified to serve on the Board of Directors due to deep experience in the biotechnology industry, which will enable him to contribute important strategic insights to the Company.
Tess Burleson
Ms. Burleson has served as a member of the Board since July 2019. Ms. Burleson has served as the chief operating officer of TGen, a Medical R&D organization, since 2007, and has served as the president of TGen Health Ventures, LLC a venture capital company, since 2009. She also serves as an advisor to bankers and investors in the life sciences industry. Prior to joining TGen, Ms. Burleson served as the chief financial officer at Lovelace Health System enterprises from 1997 to 2007, president at Lovelace Scientific Resources from 1993 to 1997, and as a senior associate at KPMG from 1990 to 1993. Ms. Burleson earned a B.B.A from Robert O. Anderson School of Business at University of New Mexico and her M.B.A. from the Anderson Graduate School of Management at University of New Mexico.
Our Board believes that Ms. Burleson is qualified to serve on the Board of Directors as a result of her extensive operational experience in the biotechnology industry and experience in financial and accounting matters.
Paul Lammers, MD, MSc
Dr. Lammers has served as a member of the Board since July 2019 and previously served as our lead independent director. In February 2024, Dr. Lammers retired as CEO of Triumvira Immunologics, a privately held engineered T cell therapy company and for which he raised over $125 million from leading venture firms, where he served starting in 2018. Before Triumvira, Dr. Lammers served as President & CEO at Mirna Therapeutics, for which company he raised $160 million through venture capital and Federal and State government funding, as well as a public listing (MRNA) on NASDAQ in 2015. Previously, he served as Chief Medical Officer and Head of US Product Development for EMD Serono. During his early industry tenure, Dr. Lammers also held various executive/senior management positions in clinical development, medical and regulatory affairs, at different pharmaceutical companies, as well as at small public and privately held biotech companies. Dr. Lammers serves as Director for private oncology biotech company, Immunomet Therapeutics, and private oncology biotech company, Diakonos Oncology. Dr. Lammers obtained both his Master of Science in Biology, and his Medical Degree from Radboud University, Nijmegen, The Netherlands.
Our Board believes that Dr. Lammers is qualified to serve on the Board of Directors as a result of his extensive experience in the pharmaceutical industry and deep understanding of oncology drugs.
Arnold Hanish
Mr. Hanish has served as a member of the Board since July 2019. Mr. Hanish served in various management roles at Eli Lilly and Company, a pharmaceutical company, including Vice President and Chief Accounting Officer. Prior to Eli Lilly and Company, Mr. Hanish held numerous positions at Arthur Young & Company (currently Ernst & Young) from 1970-1984, including being the Director of Tax in the Indianapolis office from 1979-1984. Mr. Hanish served as a member of the Deloitte and Touche, LLP, a professional services company, Audit Quality Review Council from 2013 to 2023. In addition, Since September 2012, Mr. Hanish has served on the Board of Directors of Omeros Corporation (Nasdaq:OMER), a biopharmaceutical company, and Chairs its Audit Committee. From 2007 to 2010, Mr. Hanish served as the Chairperson of the Financial Executives International Committee on Corporate Reporting and was on their SEC and Public Company Accounting Oversight Board ("PCAOB") subcommittees. In 2016, Mr. Hanish was inducted into the Financial Executives International Hall of Fame. From 2004 to 2008 and again in 2011 and 2012, Mr. Hanish was a member of the Standing Advisory Group of the PCAOB, a nonprofit audit oversight organization. Since 2010, Mr. Hanish has served on the Dean of the College of Businesses, Business Advisory Council and recently received the Distinguished Service Award from the college of business at the University of Cincinnati. Mr. Hanish earned a B.B.A. in Accounting from the University of Cincinnati and is a licensed CPA in Indiana and Ohio.
Our Board believes that Mr. Hanish is qualified to serve on the Board of Directors as a result of his experience in the pharmaceutical industry, as well as deep experience in accounting and public company financial matters.
William McVicar, Ph.D.
Dr. McVicar has served as a member of the Board since the completion of the reverse acquisition in July 2019. Prior to completion of the acquisition, Dr. McVicar served as a member of the board of directors of Flex Pharma since August 2017, and served as its chief executive officer from July 2017 to July 2019. Dr. McVicar joined Flex Pharma in April 2017 as President of Research & Development. Prior to joining Flex Pharma, Dr. McVicar also serves as president and CEO of Neuromity Therapeutics, LLC since November 2021 and serves as Chief Operating Officer (acting) at Satellos Biosciences, Inc. since July 2020. Additionally, Dr. McVicar served as executive vice president of pharmaceutical development, chief scientific officer and president during his tenure at Inotek Pharmaceuticals

Corporation from September 2007 to April 2017. Dr. McVicar also held various positions at Sepracor, Inc, Novartis AG and RPR Gencell, the Gene and Cell Therapy Division of Rhone Poulenc Rorer. Dr. McVicar earned his B.S. in Chemistry from the State University of New York College at Oneonta and his Ph.D. in Chemistry from the University of Vermont.
Our Board believes that Dr. McVicar is qualified to sit on the Board of Directors due to his over 30 years of biologic and drug development experience and his experience as a senior executive.
Board Diversity Matrix
The demographic makeup of our Board, as disclosed by the Board members themselves, is as follows as of April 22, 2024:

Total Number of Directors	7
	Female	Male	Non-Binary	Did Not Disclose Gender

Part I: Gender Identity
Directors	1	6	-	-
Part II: Demographic Background
African American or Black	-	-	-	-
Alaskan Native or Native American	-	-	-	-
Asian	-	-	-	-
Hispanic or Latinx	-	-	-	-
Native Hawaiian or Pacific Islander	-	-	-	-
White	-	6	-	-
Two or More Races or Ethnicities	1	-	-	-
LGBTQ+	0
Did Not Disclose Demographic Background	0
Executive Officers

The following table shows information about our executive officers as of April 12, 2024:

Name	Age	Position
David J. Arthur	61	President, Chief Executive Officer and Director
Mark J. Rosenblum	70	Executive Vice President of Finance and Chief Financial Officer

The following presents biographical information for each of our executive officers in the table above, other than for Mr. Arthur, whose information is presented above.
Mark J. Rosenblum
Mr. Rosenblum has served as our Executive Vice President Finance and Chief Financial Officer since September 2019. Prior to September 2019, Mr. Rosenblum served as a financial consultant to us since February 2019. Prior to joining us, Mr. Rosenblum served as chairman, chief executive officer and a director of ActiveCare, Inc. (Nasdaq:

ACAR), a healthcare company, from December 2017 to March 2019, which was sold to Biotelemetry, Inc (now Royal Philips (NYSE: PHG). Mr. Rosenblum worked as a financial consultant for various companies from 2014 to 2017. Prior to that, Mr. Rosenblum served as the chief financial officer of Advaxis, Inc. (Nasdaq: ADXS), a biotechnology company, from January 2010 to April 2014. From 1985 through 2003, Mr. Rosenblum was employed by Wellman, Inc., a global public chemical manufacturer, which was subsequently acquired by DAK Americas, serving in various capacities including chief accounting officer. Mr. Rosenblum holds both a Masters in Accountancy and a B.S. degree in Accounting from the University of South Carolina. Mr. Rosenblum began his career in 1977 with Haskins & Sells, CPA (currently known as Deloitte), was a licensed Certified Public Accountant for over 30 years, and is currently a member of the American Institute of Certified Public Accountants.

Family Relationships

There are no family relationships among any of our directors or executive officers.

Arrangements between Officers and Directors
To our knowledge, there is no arrangement or understanding between any of our officers and any other person, including directors, pursuant to which the officer was selected to serve as an officer.
Corporate Governance
Board of Directors
Our business and affairs are organized under the direction of the Board, which currently consists of seven members. Dr. McVicar currently serves as the Chair of our Board. The primary responsibilities of our Board are to provide oversight, strategic guidance, counseling, and direction to our management. Our Board meets on a regular basis and additionally as required.
Director Independence
The Nasdaq Listing Rules generally require that a majority of the members of a listed company’s board of directors must qualify as “independent” as affirmatively determined by its board of directors. The Board of Directors consults with the Company’s counsel to ensure that the Board of Directors’ determinations are consistent with relevant securities and other laws and regulations regarding the definition of “independent,” including those set forth in pertinent listing standards of Nasdaq, as in effect from time to time.
Our Board of Directors has undertaken a review of its composition, the composition of its committees and the independence of each director and director nominee. Based upon information requested from and provided by each director concerning his or her background, employment and affiliations, including family relationships, our Board of Directors has determined that six of our current directors, including Mr. McVicar, Ms. Burleson, Mr. Hanish, Dr. Lammers, Dr. McCreedy and Mr. Lieber, are “independent” as that term is defined under the applicable rules and regulations of the SEC and the listing requirements of Nasdaq.
Our Board of Directors has determined that Mr. Arthur, Chief Executive Officer of the Company in his role as a part-time consultant, is independent under the applicable rules and regulations of the SEC and Nasdaq Listing Rules. In making these determinations, our Board of Directors considered the current and prior relationships that each non-employee director has with us and all other facts and circumstances our Board of Directors deemed relevant in determining their independence, including the beneficial ownership of our capital stock by each non-employee director.
Board Leadership Structure
Our Bylaws provide that if a chair of the Board of Directors is appointed, that person will preside at all meetings of the Board of Directors at which they are present. Currently, the position of chair of our Board of Directors is filled by Dr. McVicar.

The Board of Directors periodically reviews its leadership structure and developments in the area of corporate governance to ensure that this approach continues to strike the appropriate balance for the Company and our stockholders.
Ant-Hedging Policy; Policy on Pledging
We have an insider trading policy that sets forth guidelines and restrictions applicable to transactions involving our stock by our directors, officers and employees. Among other things, this policy prohibits our directors, officers and employees from engaging in purchases or sales of puts, calls, options or other derivative securities based on the Company’s securities. These hedging transactions are prohibited because they would allow directors, officers and employees to continue to own the covered securities, but without the full risks and rewards of ownership. When that occurs, their interests and the interests of the Company and its stockholders may be misaligned and may signal a message to the trading market that may not be in the best interests of the Company and its stockholders at the time it is conveyed. The insider trading policy also prohibits directors and officers from engaging in short sales of the Company’s securities.
Role of our Board of Directors in Risk Oversight
One of the key functions of the Board is informed oversight of our risk management process. Our Board does not have a standing risk management committee, but rather administers this oversight function directly through our Board as a whole, as well as through various standing committees of our Board that address risks inherent in their respective areas of oversight. In particular, our Board is responsible for monitoring and assessing strategic risk exposure and our Audit Committee has the responsibility to consider and discuss our major financial risk exposures and the steps our management has taken to monitor and control these exposures, including guidelines and policies to govern the process by which risk assessment and management is undertaken. The Audit Committee also monitors compliance with legal and regulatory requirements. Our Compensation Committee also assesses and monitors whether our compensation plans, policies, and programs comply with applicable legal and regulatory requirements.
Committees of the Board
Our Board has established an Audit Committee, a Compensation Committee, and a Nominating and Corporate Governance Committee. Our Board has adopted a charter for each of these committees, each of which complies with the applicable requirements of current Nasdaq rules. We intend to comply with future requirements to the extent they are applicable to us. Copies of the charters for each committee are available on the investor relations portion of our website at http://investors.salariuspharma.com/corporate-governance/highlights.
Audit Committee
The Audit Committee currently consists of Ms. Burleson, Mr. Hanish, and Mr. Lieber. Mr. Hanish serves as the chair of our Audit Committee. The Board of Directors has determined that each of the members of the Audit Committee satisfies Nasdaq and SEC independence requirements. The Board of Directors has determined that Mr. Hanish qualifies as an audit committee financial expert within the meaning of SEC regulations and meets the financial sophistication requirements of the Nasdaq Listing Rules. In making this determination, the Board of Directors has considered Mr. Hanish’s business background and previous experience. Both our independent registered public accounting firm and management periodically meet with the Audit Committee.
The functions of this committee include, among other things:
•selecting, on behalf of the Board of Directors, an independent public accounting firm to audit our financial statements;
•reviewing our financial reporting processes and disclosure controls;
•discussing with the independent auditors their independence, reviews and discusses our audited financial statements with the independent auditors and management;
•recommending to the Board of Directors whether the audited financials should be included our annual reports to be filed with the SEC;
•overseeing management’s identification, evaluation, and mitigation of major risks to the Company;
•reviewing and considering “related person transactions” under our Related Person Transaction Policy; and

•reviewing any proposed waiver of our Code of Business Conduct and Ethics and Code of Ethics for Senior Financial Officers and making recommendations to the Board of Directors with respect to the disposition of any proposed waiver.
We believe that the composition and functioning of our Audit Committee complies with all applicable requirements of the Sarbanes-Oxley Act of 2002, as amended (the “Sarbanes-Oxley Act”) and all applicable SEC rules and regulations. We intend to comply with future requirements to the extent they become applicable to us.
Compensation Committee
Our Compensation Committee currently consists of Ms. Burleson, Mr. Hanish, and Dr. Lammers. Dr. Lammers serves as the chair of our Compensation Committee. The Board of Directors has determined that each of the members of the Compensation Committee is a non-employee director, as defined in Rule 16b-3 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Additionally, the Board has determined that each of the members of the Compensation Committee satisfies Nasdaq and SEC independence requirements.
The functions of this committee include, among other things:
•reviewing and approving the corporate objectives that pertain to the determination of executive compensation;
•reviewing and approving the compensation and other terms of employment of our executive officers;
•reviewing and approving performance goals and objectives relevant to the compensation of our executive officers and assessing their performance against these goals and objectives;
•making recommendations to our Board regarding the adoption or amendment of equity and cash incentive plans and approving amendments to such plans to the extent authorized by our Board;
•reviewing and making recommendations to our Board regarding the type and amount of compensation to be paid or awarded to our non-employee board members;
•approving equity compensation plans and the grant of equity awards not subject to stockholder approval under applicable listing standards;
•overseeing the administration of our employee benefit plans;
•reviewing and assessing the independence of compensation consultants, legal counsel, and other advisors as required by Section 10C of the Exchange Act;
•reviewing and approving the terms of any employment agreements, severance arrangements, change in control protections, indemnification agreements, and any other material arrangements for our executive officers;
•reviewing with management our disclosures under the caption “Compensation Discussion and Analysis” in our periodic reports or proxy statements to be filed with the SEC, to the extent such caption is included in any such report or proxy statement;
•monitoring our compliance with the requirements under the Sarbanes-Oxley Act relating to loans to directors and officers, and with all other applicable laws affecting employee compensation and benefit;
•preparing an annual report on executive compensation that the SEC requires in our annual proxy statement; and
•reviewing and evaluating on an annual basis the performance of the Compensation Committee and recommending such changes as deemed necessary with our Board.
We believe that the composition and functioning of our Compensation Committee complies with all applicable requirements of the Sarbanes-Oxley Act and all applicable SEC and Nasdaq rules and regulations. We intend to comply with future requirements to the extent they become applicable to us.
Nominating and Corporate Governance Committee
Our Nominating and Corporate Governance Committee consists of Ms. Burleson, Dr. McCreedy and Mr. Lieber. Ms. Burleson serves as the chair of our Nominating and Corporate Governance Committee. The Board has determined that each of the members of the Nominating and Corporate Governance Committee satisfies Nasdaq and SEC independence requirements. The functions of this committee include, among other things:
•identifying, reviewing, and making recommendations of candidates to serve on our Board;
•evaluating the performance of our Board, committees of the Board, and individual directors and determining whether continued service on our board is appropriate;
•establishing procedures for nominations by stockholders of candidates for election to the Board;

•evaluating nominations by stockholders of candidates for election to the Board;
•overseeing the self-evaluation process of the Board and each of its committees;
•evaluating the current size, composition, and organization of our Board and its committees and making recommendations to our Board for approvals;
•developing a set of corporate governance policies and principles and recommending to our Board any changes to such policies and principles;
•reviewing issues and developments related to corporate governance and identifying and bringing to the attention of our Board current and emerging corporate governance trends; and
•reviewing periodically the Nominating and Corporate Governance Committee charter, structure, and membership requirements and recommending any proposed changes to our Board, including undertaking an annual review of its own performance.
We believe that the composition and functioning of our Nominating and Corporate Governance Committee complies with all applicable requirements of the Sarbanes-Oxley Act and all applicable SEC and Nasdaq rules and regulations. We intend to comply with future requirements to the extent they become applicable to us.
Board and Committee Meeting Attendance
In 2023, our Board held seven meetings. Each of our directors attended at least 75% of the aggregate number of meetings of our Board and meetings of any committee of which he or she was a member, which were held during the time in which he or she was a director or a committee member, as applicable. Our non-management directors meet in regularly scheduled sessions without the presence of management in executive sessions. Our Audit Committee held four meetings, our Nominating and Corporate Governance Committee held one meeting, and our Compensation Committee held two meetings in 2023. Directors are encouraged to attend our annual meeting of stockholders, either via webcast or telephonically.
Code of Ethics
The Board has adopted a Code of Business Conduct and Ethics (the “Code of Conduct”) applicable to all of our employees, executive officers, and directors. The Code of Conduct is available on our website at www.salariuspharma.com. Information contained on or accessible through our website is not a part of this Proxy Statement, and the inclusion of our website address in this Proxy Statement is an inactive textual reference only. The Nominating and Corporate Governance Committee is responsible for overseeing the Code of Conduct and must approve any waivers of the Code of Conduct for employees, executive officers, and directors. We expect that any amendments to the Code of Conduct, or any waivers of its requirements, will be disclosed on our website.
We also implemented whistleblower procedures that establish formal protocols for receiving and handling complaints from employees. Any concerns regarding accounting or auditing matters reported under these procedures will be communicated promptly to our Audit Committee.
Director Nominations
Our Board nominates directors for election at each annual meeting of stockholders and elects new directors to fill vacancies when they arise. Our Nominating and Corporate Governance Committee has the responsibility to identify, evaluate, recruit, and recommend qualified candidates to our Board for nomination or election.
Director Criteria. Our Nominating and Corporate Governance Committee has a policy regarding consideration of director candidates recommended by stockholders. Our Nominating and Corporate Governance Committee reviews suggestions for director candidates recommended by stockholders and considers such candidates for recommendation based upon an appropriate balance of knowledge, experience, and capability. In addition to considering an appropriate balance of knowledge, experience, and capability, our Board has as an objective that its membership be composed of experienced and dedicated individuals with diverse backgrounds, perspectives, skills, genders, and ethnicities. Our Nominating and Corporate Governance Committee selects director candidates based on the candidate possessing relevant market and technological expertise upon which to be able to offer advice and guidance to management, having sufficient time to devote to the affairs of the Company, demonstrated excellence in his or her field, having the ability to exercise sound business judgment, diversity, potential for long-term contribution to the Company’s business, and having the commitment and vision to rigorously represent the long-term interests of the Company’s stockholders. Our Nominating and Corporate Governance Committee believes it is appropriate for a majority of the members of our Board to meet the definition of “independent director” under the

Nasdaq rules. Our Nominating and Corporate Governance Committee also believes it appropriate for our Chief Executive Officer to participate as a member of our Board.
Prior to each annual meeting of stockholders, our Nominating and Corporate Governance Committee first identifies nominees by reviewing the current directors whose terms expire at the annual meeting of stockholders and who are willing to continue in service. These candidates are evaluated based on the criteria described above, including as demonstrated by the candidate’s prior service as a director, and the needs of our Board, with respect to the particular talents and experience of its directors. If a director does not wish to continue in service, the Nominating and Corporate Governance Committee determines not to nominate the director, or a vacancy is created on our Board as a result of a resignation, an increase in the size of our Board or other event, the Nominating and Corporate Governance Committee will consider various candidates for Board membership, including those suggested by members of the Nominating and Corporate Governance Committee, by other members of our Board, by any executive search firm engaged by the Nominating and Corporate Governance Committee, and by stockholders. A stockholder who wishes to suggest a prospective nominee for our Board should notify our Secretary, any member of the Nominating and Corporate Governance Committee, or the persons referenced below in “Communications with our Board of Directors” in writing with any supporting material the stockholder considers appropriate.
Stockholder Nominees. In addition, our Bylaws contain provisions that address the process by which a stockholder may nominate an individual to stand for election to our Board at our annual meeting of stockholders. In order to nominate a candidate for director, a stockholder must give timely notice in writing to our Secretary and otherwise comply with the provisions of our Bylaws. To be timely, our Bylaws provide that we must have received the stockholder’s notice not more than 120 days nor less than 90 days prior to the anniversary of the previous year’s proxy statement provided in connection with the previous year’s annual meeting of stockholders. Information required by our Bylaws to be in the notice include the name and contact information for the candidate and the person making the nomination and other information about the nominee that must be disclosed in proxy solicitations under Section 14 of the Exchange Act and the related rules and regulations under that section.
Stockholder nominations must be made in accordance with the procedures outlined in, and include the information required by, our Bylaws and must be addressed to: Secretary, Salarius Pharmaceuticals, Inc., 2450 Holcombe Blvd. Suite X, Houston, TX 77021. You can obtain a copy of our Bylaws by writing to the Secretary at this address.
Meetings of Our Independent Directors and Communications with our Board of Directors
During meetings of the Board, the independent directors meet regularly in an executive session without management or management directors present. The purpose of these executive sessions is to promote open and candid discussion among the non-management directors. Our Board recommends that stockholders and other interested parties initiate communications with our Board, the independent directors, the Chair, or any committee of our Board in writing to the attention of our Secretary, Salarius Pharmaceuticals, Inc., 2450 Holcombe Blvd. Suite X, Houston, TX 77021. This process will assist our Board in reviewing and responding to stockholder communications in an appropriate manner. Our Board has instructed our Secretary to review such correspondence and, at his discretion, not to forward items if he deems them to be of a commercial or frivolous nature or otherwise inappropriate for our Board’s consideration such as spam, junk mail and mass mailings, product complaints, personal employee complaints, product inquiries, new product suggestions, resumes and other forms of job inquiries, surveys, business solicitations, or advertisements.
Item 11. Executive Compensation
2023 Executive Compensation
Our “named executive officers” for the year ended December 31, 2023, were:
•David J. Arthur, our President and Chief Executive Officer; and
•Mark J. Rosenblum, our Executive Vice President of Finance and Chief Financial Officer.
On February 20, 2024 we entered into a separation and release agreement with Mr. Arthur, as more fully described below in “Employment and Separation Agreements”.
On February 20, 2024, the Company and Mr. Rosenblum, entered into that certain Amendment to Executive Employment Agreement , which amends that certain Executive Employment Agreement, dated April 24, 2020, by and between the Company and Mr. Rosenblum solely to provide Mr. Rosenblum with the option to receive any severance that may be owed to Mr. Rosenblum pursuant to Section 5I(i) thereof in in equal installments over a period of time or in a lump-sum amount.
Investors are encouraged to read the compensation discussion below under “Narrative Disclosure to Summary Compensation Table” in conjunction with the summary compensation tables and related notes.
Summary Compensation Table
The following table sets forth compensation for services rendered in all capacities to us for the years ended December 31, 2023 and 2022 for our named executive officers.

Name and Principal Position	Year	Salary	Stock Awards (1)	Non-Equity Incentive Plan Compensation		Option Awards (4)	All Other Compensation (5)	Total
David J. Arthur President and Chief Executive Officer	2023	$500,000	$31,400	—		—	$13,200	$544,600
	2022	$500,000	—	$217,375	(2)	$211,448	$12,200	$941,021
Mark J. Rosenblum Executive Vice President, Finance and Chief Financial Officer	2023	$330,000	$12,500	$—		$—	$13,200	$355,700
	2022	$300,000	—	$97,775	(3)	$84,579	$12,200	$494,551

(1)The amounts reported in this column represent the grant date fair value of the equity awards of restricted stock granted, calculated in accordance with FASB ASC Topic 718.
(2)Amount shown represents the 2022 annual bonus paid to Mr. Arthur in 2023 which consisted of (i) a cash amount equal to $184,771 and (ii) 14,300 shares of common stock paid in lieu of cash which shares were valued at $32,604.
(3)Amount shown represents the 2022 annual bonus paid to Mr. Rosenblum in 2023 which consisted of (i) a cash amount equal to $83,110 and (ii) 6,432 shares of common stock paid in lieu of cash which shares were valued at $14,665.
(4)We estimated the grant date fair value of stock options using the Black-Scholes option-pricing model computed in accordance with FASB ASC Topic 718. See Note 8 to our financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2022, respectively for the assumptions used in such valuation.
(5)Amount shown represents matching contribution by the Company pursuant to its 401(k) plan.

Narrative Disclosure to Summary Compensation Table

In the process of determining compensation for our named executive officers, the Compensation Committee considers the current financial position of the Company, the strategic goals of the Company, and the performance of each of our named executive officers. In addition, from time to time, the Compensation Committee considers the various components (described below) of our compensation program for executives in relation to compensation paid by other public companies, compensation data, their historical review of all executive officer compensation, and recommendations from our Chief Executive Officer (other than for his own salary). The Compensation Committee has the sole authority to select, compensate and terminate its external advisors.

The Compensation Committee utilizes the following components of compensation (described further below) to strike an appropriate balance between promoting sustainable and excellent performance and discouraging any excessive risk-taking behavior:

•Base Salary;
•Non-equity incentive plan compensation;
•Annual long-term equity compensation;
•Personal benefits and perquisites; and
•Acceleration and severance agreements tied to changes in control of the Company.

Base Salaries

Our named executive officers receive base salaries as set forth in their respective employment or consulting agreements. Each named executive officer is eligible for annual raises subject to review and approval of the Compensation Committee. There were no salary raises in 2023. Mr. Arthur’s base salary was $500,000. Mr. Rosenblum’s base salary was $330,000 for 2023.

Non-Equity Incentive Plan Compensation

Target bonuses are reviewed annually and established as a percentage of the executives’ base salaries, generally based upon seniority of the officer and targeted at or near the median of the peer group (with reference to our corporate compensation philosophy) and relevant survey data. Each year, the Compensation Committee establishes corporate and individual objectives and respective target percentages, taking into account recommendations from our Chief Executive Officer as it relates to executive positions other than the Chief Executive Officer’s compensation. Our Chief Executive Officer’s target bonus is set by the Compensation Committee to align entirely with our overall corporate objectives. At the end of each fiscal year-end, our Chief Executive Officer provides the Compensation Committee with a written evaluation showing actual performance as compared to corporate and/or individual objectives, and the Compensation Committee uses that information, along with the overall corporate performance, to determine what percentage of each executive’s bonus target will be paid out as a bonus for that year. Overall, the Compensation Committee seeks to establish the corporate and individual functional goals to be highly challenging yet attainable.

Mr. Arthur’s and Mr. Rosenblum’s target bonus’ for both 2023 and 2022 as a percentage of base salary was 50% and 35% respectively. Neither named executive officer received a bonus for our 2023 fiscal year.

.

Long-Term Equity Compensation

We designed our long-term equity grant program to further align the interests of our executives with those of our stockholders and to reward the executives’ longer-term performance. Historically, the Compensation Committee has granted stock options, although from time-to-time, to further increase the emphasis on compensation tied to performance, the Compensation Committee may grant other equity awards as allowed by the Salarius Pharmaceuticals 2015 Equity Incentive Plan. The Compensation Committee may grant stock options, restricted stock, restricted stock units and similar equity awards permitted under our plans based on its judgment as to whether the complete compensation packages to our executives, including prior equity awards, are appropriate and sufficient to retain and incentivize the executives and whether the grants balance long-term versus short-term compensation. The Compensation Committee also considers our overall performance as well as the individual performance of each of our named executive officers, the potential dilutive effect of restricted stock awards, the dilutive and overhang effect of the equity awards, and recommendations from the Chief Executive Officer (other than with respect to his own equity awards).

Stock options are granted with an exercise price equal to the fair market value of our common stock on the date of grant.

Restricted stock is granted at the closing price of the Company's common stock on the grant date.

On January 3, 2023, our Compensation Committee granted Mr. Arthur and Mr. Rosenblum 20,000 and 8,000 shares of restricted stock, respectively. 25% of the shares of restricted stock vested on January 2, 2024 and 1/36 of the remaining shares of restricted stock will vest on monthly anniversaries thereafter.

Personal Benefits and Perquisites

All of our executives are eligible to participate in our employee benefit plans, including medical, dental, vision, life insurance, short-term and long-term disability insurance, flexible spending accounts, 401(k), and an Employee Stock Purchase Program. These plans are available to all full-time employees. In keeping with our philosophy to provide total compensation that is competitive within our industry, we offer limited personal benefits and perquisites to executive officers. You can find more information on the amounts paid for these perquisites to or on behalf of our named executive officers in our Summary Compensation Table.

Nonqualified Deferred Compensation
None of our named executive officers participates in or has account balances in nonqualified defined contribution plans or other nonqualified deferred compensation plans maintained by us. Our Board may elect to provide our officers and other employees with nonqualified defined contribution or other nonqualified deferred compensation benefits in the future if it determines that doing so is in our best interests.
Outstanding Equity Awards at fiscal year end
The following table presents certain information concerning equity awards held by our named executive officers as of December 31, 2023:

	Option Awards				Stock Awards
Name	Number of securities underlying unexercised options exercisable	Number of securities underlying unexercised options unexercisable	Option exercise Price	Option expiration date	Number of shares or units of stock that have not vested (3)	Market value of shares or units of stock that have not vested (4)
David J. Arthur	1,200	0(1)	$200	9/10/2029
	2,250	150(1)	$15.25	3/22/2030
	11,602	1,981(2)	$33.00	7/13/2030
	8,250	2,750(2)	$18.50	12/1/2030
	9,583	10,417(2)	$12.00	1/19/2032
					20,000	13,000
Mark J. Rosenblum	760	0(1)	$200	9/10/2029
	1,125	75(1)	$15.25	3/22/2030
	1,706	292(2)	$33.00	7/13/2030
	2,400	2,400(2)	$18.50	12/1/2030
	3,833	4,167(2)	$12.00	1/19/2032
					8,000	5,200

(1)Represents options of which 25% will become exercisable on the one-year anniversary with the remainder becoming exercisable in equal 1/12th installments on the last day of each calendar quarter thereafter.
(2)Represents options of which 25% will become exercisable on the one-year anniversary with the remainder becoming exercisable in equal 1/36th installments on the last day of each calendar month thereafter.

(3)25% of the shares of restricted stock vested on January 2, 2024 and 1/36 of the remaining shares of restricted stock will vest on monthly anniversaries thereafter
(4)The market value of unvested stock awards is based on the closing market price of our common stock on December 31, 2023 of $0.65

Employment and Separation Agreements
Below are descriptions of the employment or separation agreements with our named executive officers. Furthermore, each of our executive officers has executed a form of our standard proprietary information and inventions assignment agreement.
David J. Arthur
Separation Agreement
On February 20, 2024 (the “Separation Date”), we entered into a separation and release agreement (the “Separation Agreement”) with David J. Arthur, our President and Chief Executive Officer, which provides for Mr. Arthur’s separation of employment, effective as of the Separation Date. Under the Separation Agreement, we paid Mr. Arthur a lump-sum payment equal to the amounts owed to him pursuant to Section 5(c)(ii) of that certain Amended and Restated Employment Agreement. Under the terms of the Separation Agreement, Mr. Arthur has elected to receive such amounts in a lump sum.
Mr. Arthur will remain as our principal executive officer and provide services to the us in such capacity pursuant to a Consulting Agreement, dated February 20, 2024 (the “Consulting Agreement”). Pursuant to the Consulting Agreement, Mr. Arthur is required to devote at least one-fourth (1/4) of his time on a weekly basis (on average 10 or more hours/week) to performing the services set forth in the Consulting Agreement. In exchange for Mr. Arthur’s services as set forth in the Consulting Agreement, Mr. Arthur will receive $10,417 per month. The term of the Consulting Agreement expires on February 20, 2025, unless earlier terminated by either party in accordance with the terms of the Consulting Agreement.
In addition, on the Separation Date, we entered into a Notice of Stock Option Amendment with Mr. Arthur (the “Notice of Stock Option Amendment), pursuant to which the Board amended the stock options to purchase shares of common stock granted to Mr. Arthur on September 10, 2019, March 23, 2020, July 14, 2020, December 2, 2020 and January 20, 2022 pursuant to the Company’s 2015 Equity Incentive Plan (the “Plan”) to extend the post-termination exercise period from 90 days to 18 months upon the termination of Mr. Arthur’s “Continuous Service” (as defined in the Plan) for any reason other than for “Cause” (as defined in the Plan), but not beyond the term of the applicable stock option, and subject to earlier termination (such as in connection with a “Corporate Transaction” (as defined in the Plan) as provided under the Plan.
Mr. Arthur also entered into an updated indemnification agreement with the Company (the “Indemnification Agreement”) to reflect his change in status from an employee of the Company to a consultant.
Mark J. Rosenblum
On April 24, 2020, we entered into an Executive Employment Agreement with Mark J. Rosenblum, its Executive Vice President of Finance and Chief Financial Officer (the “Rosenblum Agreement”). Under the Rosenblum Agreement, Mr. Rosenblum was originally entitled to an annual base salary of $265,000. Mr. Rosenblum is also eligible to participate in, subject to applicable eligibility requirements, all of our benefits plans and fringe benefits and programs that may be provided to our executives from time to time.. In December 2021 Mr. Rosenblum’s base salary was increased to $300,000, which increase became effective January 1, 2022. In November 2022 Mr. Rosenblum’s base salary was increased to $330,000, which increase became effective January 1, 2023. On February 20, 2024, we entered into an amendment to the Rosenblum Agreement to provide Mr. Rosenblum with the option to receive any severance that may be owed to him pursuant to Section 5(c)(i) thereof in equal installments over a period of time or in a lump-sum amount.
Clawback Policy
We have a compensation recoupment, or clawback, policy, which we adopted to comply with Nasdaq listing standards implementing Exchange Act Rule 10D-1. The clawback policy includes mandatory recoupment of excess incentive-based compensation received by a covered executive (including the Named Executive Officers) on or after October 2, 2023 in the event of a restatement of the Company’s financial statements due to material non-compliance with any financial reporting requirement under federal securities laws, as required by Exchange Act Rule 10D-1.
Additional Narrative Disclosure: Termination-Based Compensation
The Rosenblum Agreement provides that, so long as Mr. Rosenblum executes a release and settlement agreement with the Company, and subject to applicable withholdings, he would be entitled to receive a cash severance and an amount for premium payments under COBRA. Under the Rosenblum Agreement, the cash severance is equal to 9 months and if Mr. Rosenblum elects continuation coverage under COBRA or state law equivalent or enrollment in an individual marketplace, we will pay him an amount equal to the 9 months’ worth of total premium payments (or until the date the executive secures reasonably comparable coverage with another employer, if sooner). These payments to Mr. Rosenblum are required to be made upon the following termination events:
•In the event we or a successor entity terminates the executive’s employment for any reason other than a termination for Cause, or in connection with death, a permanent disability, or our dissolution; and
•In the event that, within the 18-month period following a Change in Control of the Company or a successor entity terminates the executive’s employment for any reason other than a termination for Cause or in connection with death, a permanent disability, or the Company’s dissolution, or if the executive terminates his employment for Good Reason.
The following definitions have been adopted in the Rosenblum Agreement:
“for Cause” shall be determined by the board of managers by a majority vote (not including such employee with respect to an event related to him) and shall mean:
•any material breach, which is not cured within 30 days after written notice thereof, of the terms of Rosenblum Agreement by the executive, or the failure of the executive to diligently and properly perform his duties, or the executive’s failure to achieve the objectives specified by the board of managers;
•the executive’s misappropriation or unauthorized use of the tangible or intangible property of the Company, or any other similar agreement regarding confidentiality, intellectual property rights, non-competition or non-solicitation;
•any material failure to comply with company policies or any other policies and/or directives of the board of managers, which failure is not cured within 30 days after written notice thereof, provided that no cure period is available for a failure to comply with policies related to harassment, unlawful discrimination, retaliation or workplace violence;
•the executive’s use of illegal drugs or any illegal substance, or alcohol in any manner that materially interferes with the performance of his duties under the Rosenblum Agreement;
•any dishonest or illegal action (including, without limitation, embezzlement) or any other action by the executive which is materially detrimental to the interest and well-being of the Company, including, without limitation, harm to its reputation;

•the executive’s failure to fully disclose to us any material conflict of interest he may have in a transaction between the Company and any third party which is materially detrimental to the interest and well-being of the Company; or
•any adverse action or omission by the executive which would be required to be disclosed pursuant to public securities laws or which would limit the ability of us or our affiliates to sell securities under any Federal or state law or which would disqualify us or our affiliates from any exemption otherwise available to it.
“Good Reason” means the occurrence of any of the following actions taken by us without the executive’s consent, but only if (a) the executive informs us within 90 days of its occurrence that an event constituting Good Reason has occurred (b) we fail to cure the event within 90 days of such notice, and (c) the executive terminates his employment within 6 months of the initial occurrence:
•for a period of twelve months immediately following a Change of Control, or the “Post-COC Period”, his salary, bonus or equity are reduced or diminished, or his duties and responsibilities or position are reduced or diminished to less than an executive “C” level position;
•any time after the Post-COC Period, the executive’s salary, bonus or equity are reduced or diminished, or his duties and responsibilities or position are reduced when compared to his duties and responsibilities immediately prior to Change of Control;
•we materially breach our obligations under the applicable Rosenblum Agreement; or
•the executive is required to relocate by more than 50 miles outside the extraterritorial jurisdiction of Houston, Texas.
“Change in Control” means (i) a financing transaction or any transaction designed to raise money for our continuing operations or any sale, exchange, transfer, or issuance, or related series of sales, exchanges, transfers, or issuances, of our equity units by us or any holder thereof, in which the holders of our equity units immediately prior to such transaction or event no longer hold beneficial ownership of at least fifty percent (50%) of our outstanding equity units immediately after any such transaction or event; or (ii) a significant transaction involving the out-licensing of our lead clinical asset, a sale of substantially all of our assets, or our liquidation or dissolution.
Equity Compensation Plan Information
The following table summarizes our equity compensation plan information as of December 31, 2023:

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options and Restricted Stock Units	(b) Weighted Average Exercise Price of Outstanding Equity Stock Options	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column(a))
Equity compensation plans approved by stockholders(1)	90,354	$23.78	213,343

Equity compensation plans not approved by stockholders	—	—	—
Total	90,354	23.78	213,343

(1) Represents options outstanding that were issued or remain available under the 2015 Equity Incentive Plan and the 2015 Employee Stock Purchase Plan. The number of shares of our common stock authorized under the 2015 Equity Incentive Plan automatically increase on January 1st of each year, for a period of not more than ten years, commencing on January 1, 2016 and ending on (and including) January 1, 2025, in an amount equal to 4% of the total number of shares of capital stock outstanding on December 31st of the preceding calendar year. Notwithstanding the foregoing, the Board may act prior to January 1st of a given year to provide that there will be no January 1st increase in the share reserve under the 2015 Equity Incentive Plan for such year or that the increase in the share reserve for such year will be a lesser number of shares of common stock than would otherwise occur pursuant to the preceding sentence. The number of shares of our common stock authorized under the 2015 Employee Stock Purchase Plan automatically increases on January 1st of each year for up to 10 years, in an amount equal to the lesser of (i) 2% of the total number of shares of capital stock outstanding on December 31st of the preceding calendar year, and (ii) 75,000 shares of Common Stock. Notwithstanding the foregoing, the Board may act prior to the first day of any calendar year to provide that there will be no January 1st increase in the share reserve under the 2015 Employee Stock Purchase Plan for such calendar year or that the increase in the share reserve for such calendar year will be a lesser number of shares of common stock than would otherwise occur.
2023 Director Compensation
The following table sets forth the compensation to our non-employee directors that was paid or accrued by us in 2023 pursuant to the non-employee director compensation policy described below.

Name(1)	Fees Earned or Paid in Cash(2)	Restricted Stock (3)	Total
Tess Burleson	$62,500	$2,261	$64,761
Arnold C. Hanish	$65,000	$2,261	$67,261
Paul Lammers	$74,500	$2,261	$76,761
Jonathan Lieber	$51,500	$2,261	$53,761
Bruce J. McCreedy	$43,000	$2,261	$45,261
William K. McVicar	$80,000	$2,261	$82,261
(1) Mr. Arthur is not included in this table as he is our chief executive officer and received no extra compensation for his service as a director while he was an employee of the Company. The compensation received by Mr. Arthur in his capacity as our chief executive officer is set forth above in the Summary Compensation Table.
(2) The amounts listed in this column represent the retainer paid to each director for their service on the board and any committees on which they served during 2023.

(3) We estimated the grant date fair value of restricted stock in according to FASB ASC Topic 718.
Compensation Arrangements
Our non-employee director compensation is comprised of cash compensation and equity compensation. Further, we reimburse all of our non-employee directors for their reasonable expenses incurred in attending meetings of our Board and committees of the Board.
Generally, our Board believes that the level of director compensation should be based on time spent carrying out Board and committee responsibilities and be competitive with comparable companies. In addition, the Board believes that a significant portion of director compensation should align director interests with the long-term interests of stockholders. The Board makes changes in its director compensation practices only upon the recommendation of the Compensation Committee, and discussion and approval by the Board.
Our Board, following the Compensation Committee’s recommendation, has approved the compensation of our non-employee directors, as described below. The compensation of our non-employee directors remains the same as it was in 2023. The Compensation Committee believes that our non-employee director compensation remains aligned with director compensation practices at our peer companies while considering the ongoing cash constraints of the Company.
Cash Compensation
For 2023,our non-employee director cash compensation policy provides that non-employee directors receive a $40,000 annual retainer, with an additional $20,000 annual retainer for our former lead independent director, an additional $40,000 annual retainer for the chair of the Board, and the following additional retainers for committee services:

Committee	Chair 2023	Member 2023
Compensation Committee	$13,500	$5,000
Nominating and Corporate Governance Committee	$10,000	$4,000
Audit Committee	$20,000	$7,500
On February 20, 2024, the Board approved a reduction in cash compensation payable to its non-employee directors. Effective as of April 1, 2024, non-employee directors receive an annual cash retainer of $30,000 (previously $40,000) for their Board service. In addition, the Chair of the Board receives an additional annual cash retainer of $20,000 (previously $40,000), the Chair of the Audit Committee of the Board receives an additional annual cash retainer of $10,000 (previously $20,000), and members of the Audit Committee will receive an additional annual cash retainer of $3,500 (previously $7,500). No additional cash retainers will be paid for serving as a Chair or member of the Compensation Committee of the Board or the Governance and Nominating Committee of the Board. Mr. Arthur is eligible to receive compensation as a non-employee member of the Board.

Outstanding Equity Awards
The following table provides information regarding the aggregate number of shares subject to outstanding stock options held by non-employee directors as of December 31, 2023:

Name	Number of Shares Subject to Outstanding Stock Options	Number of Restricted Shares of Common Stock

Tess Burleson	2,760	1,440
Arnold C. Hanish	2,760	1,440
Paul Lammers	2,760	1,440
Jonathan Lieber	2,760	1,440
Bruce J. McCreedy	2,760	1,440
William K. McVicar	2,760	1,440

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Stock Ownership
Stock Ownership of Directors, Officers and Principal Stockholders
The following table sets forth information as of April 11, 2024 regarding the number of shares of common stock and the percentage of common stock, beneficially owned by:
•each person, or group of affiliated persons, known by us to beneficially own more than 5% of our common stock;
•each of our directors;
•each of our named executive officers; and
•all our current executive officers and directors as a group.
The percentage ownership is based on 4,314,433 shares of common stock outstanding on April 11, 2024. We have determined beneficial ownership in accordance with the rules of the SEC. These rules generally attribute beneficial ownership of securities to persons who possess sole or shared voting power or investment power with respect to those securities. In addition, the rules include shares of our common stock issuable pursuant to the exercise of stock options or warrants or other securities that are either immediately exercisable or exercisable or vest within 60 days of April 11, 2024. These shares are deemed to be outstanding and beneficially owned by the person holding those options, warrants, or securities for the purpose of computing the percentage ownership of that person, but they are not treated as outstanding for the purpose of computing the percentage ownership of any other person. Unless otherwise indicated, the persons or entities identified in this table have sole voting and investment power with respect to all shares shown as beneficially owned by them, subject to applicable community property laws.
Except as otherwise noted below, the address for each person or entity listed in the table is c/o Salarius Pharmaceuticals, Inc., 2450 Holcombe Blvd., Suite X, Houston, TX 77021.

Beneficial Owner	Aggregate Number of Shares Beneficially Owned	Percent of Shares Beneficially Owned

5% or Greater Stockholders
Armistice Capital, LLC (1)	427,350	9.9%

Named Executive Officers and Directors:
David J. Arthur (2)	87,130	2.0%
Mark J. Rosenblum (3)	33,191	*
Tess Burleson(4)	5,656	*
Arnold C. Hanish(5)	6,228	*
Jonathan Lieber(6)	5,460	*
Paul Lammers(7)	4,478	*
Bruce J. McCreedy(8)	4,548	*
William K McVicar(9)	5,958	*
All current directors and executive officers as a group (8 persons) (10)	152,649	3.5%

* Represents beneficial ownership of less than 1%.

(1)This information has been obtained from a Schedule 13G filed on February 14, 2024 by Armistice Capital, LLC (“Armistice Capital”). Armistice Capital is the investment manager of Armistice Capital Master Fund Ltd. (the “Master Fund”), the direct holder of the shares, and pursuant to an Investment Management Agreement, Armistice Capital exercises voting and investment power over the securities of the Company held by the Master Fund and thus may be deemed to beneficially own the securities of the Company held by the Master Fund. Mr. Steven Boyd, as the managing member of Armistice Capital, may be deemed to beneficially own the securities of the Issuer held by the Master Fund. The Master Fund specifically disclaims beneficial ownership of the securities of the Company directly held by it by virtue of its inability to vote or dispose of such securities as a result of its Investment Management Agreement with Armistice Capital. The principal business address for Armistice Capital, LLC is 510 Madison Avenue, 7th Floor, New York, New York 10022, United States of America. The principal business address for Mr. Boyd is c/o Armistice Capital, LLC, 510 Madison Avenue, 7th Floor, New York, New York 10022, United States of America. The amounts in the table excluded pre-funded warrants, Series A-1 warrants and Series A-2 warrants to purchase share of our common stock held by entities affiliated with Armistice Capital because such warrants prohibits the investor from exercising the warrants to the extent such exercise would cause such investor, together with its affiliates and attribution parties, to beneficially own a number of shares of our common stock which would exceed 9.99% of our then outstanding common stock following such exercise.
(2)Represents (i) 49,135 shares of common stock, (ii) 37,908 shares of common stock subject to options that are exercisable within 60 days of April 12, 2024 and (iii) 87 warrants to purchase shares of common stock.
(3)Represents (i) 21,851 shares of common stock and (ii) 11,340 shares of common stock subject to options that are exercisable within 60 days of April 12, 2024.
(4)Includes (i) 2,722 shares of common stock, (ii) 2,760 shares of common stock subject to options that are exercisable within 60 days of April 12, 2024, and (iii) 174 warrants to purchase shares of common stock.
(5)Includes (i) 3,294 shares of common stock, (ii) 2,760 shares of common stock subject to options that are exercisable within 60 days of April 12, 2024, and (iii) 174 warrants to purchase shares common stock.
(6)Includes (i) 2,940 shares of common stock, (ii) 2,520 shares of common stock subject to options that are exercisable within 60 days of April 12, 2024.
(7)Includes (i) 1,718 shares of common stock and (ii) 2,760 shares of common stock subject to options that are exercisable within 60 days of April 12, 2024.
(8)Includes (i) 1,440 shares of common stock, (ii) 2,760 shares of common stock subject to options that are exercisable within 60 days of April 12, 2024, and (iii) 348 warrants to purchase shares of common stock.
(9)Includes (i) 2,850 shares of common stock, (ii) 2,760 shares of common stock subject to options that are exercisable within 60 days of April 12, 2024, and (iii) 348 warrants to purchase shares of common stock.
(10)Includes (i) 85,950 shares of common stock, (ii) 65,568 shares of common stock subject to options that are exercisable within 60 days of April 12, 2024, and (iii) 1,131 warrants to purchase shares of common stock that are held by our executive officers and directors as a group.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Transactions with Related Persons
The following includes a summary of transactions since January 1, 2022 to which we have been a party, in which the amount involved in the transaction exceeded the lesser of $120,000 or one percent of the average of our total assets at year-end for the last two completed fiscal years, and in which any of our directors, executive officers or, to our knowledge, beneficial owners of more than 5% of our capital stock or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest, other than equity and other compensation, termination, change of control, and other arrangements, which are described under “Executive Compensation.”
DeuteRX Transaction
On January 12, 2022, we entered into an Acquisition and Strategic Collaboration Agreement (the “ASCA”), with DeuteRx, LLC, a Delaware limited liability company (the “DeuteRx”), pursuant to which DeuteRx agreed to sell, and we agreed to purchase certain assets of DeuteRx, including the development product previously referred to as DRX-164 (collectively, the “Purchased Assets”). Dr. McVicar, a member of our Board, serves as a consultant to DeuteRx and is employed by an affiliate of DeuteRx.
The Purchased Assets were purchased for an aggregate purchase price of $1,500,000 and the delivery of 40,000 shares of our common stock. We also agreed to pay to DeuteRx (i) milestone payments upon the occurrence of certain events and (ii) royalty payments.
Indemnification Agreements
We have entered, and intend to continue to enter, into separate indemnification agreements with our directors and executive officers, in addition to the indemnification provided for in our Certificate of Incorporation and Bylaws. These agreements, among other things, require us to indemnify our directors and executive officers for certain expenses, including attorneys’ fees, judgments, fines, and settlement amounts incurred by a director or executive officer in any action or proceeding arising out of their services as one of our directors or executive officers or as a director or executive officer of any other company or enterprise to which the person provides services at our request. We believe that these charter provisions and indemnification agreements are necessary to attract and retain qualified persons as directors and officers.
The limitation of liability and indemnification provisions in our Certificate of Incorporation and Bylaws may discourage stockholders from bringing a lawsuit against directors for breach of their fiduciary duties. They may also reduce the likelihood of derivative litigation against directors and officers, even though an action, if successful, might benefit us and our stockholders. A stockholder’s investment may decline in value to the extent we pay the costs of settlement and damage awards against directors and officers pursuant to these indemnification provisions.
Policies and Procedures for Transactions with Related Persons
We have adopted a written Related Person Transactions Policy that sets forth our policies and procedures regarding the identification, review, consideration, and oversight of “related person transactions.” For purposes of our policy only, a “related person transaction” is a transaction, arrangement, or relationship (or any series of similar transactions, arrangements or relationships) in which we or any of our subsidiaries are participants involving an amount that exceeds $120,000, in which any “related person” has a material interest.
Transactions involving compensation for services provided to us as an employee, consultant, or director are not considered related person transactions under this policy. A related person is any executive officer, director, nominee to become a director or a holder of more than 5% of any class of our voting securities (including our common stock), including any of their immediate family members and affiliates, including entities owned or controlled by such persons.
Under the policy, the related person in question or, in the case of transactions with a holder of more than 5% of any class of our voting securities, an officer with knowledge of the proposed transaction, must present information regarding the proposed related person transaction to our Audit Committee (or, where review by our Audit

Committee would be inappropriate, to another independent body of our Board) for review. To identify related person transactions in advance, we rely on information supplied by our executive officers, directors, and certain significant stockholders. In considering related person transactions, our Audit Committee considers the relevant available facts and circumstances, which may include, but not limited to:
•the risks, costs, and benefits to us;
•the impact on a director’s independence in the event the related person is a director, immediate family member of a director or an entity with which a director is affiliated;
•the terms of the transaction;
•the availability of other sources for comparable services or products; and
•the terms available to or from, as the case may be, unrelated third parties.
Our Audit Committee will approve only those transactions that it determines are fair to us and in our best interests.
Director Independence
See Item 10 "Directors, Executive Officers, and Corporate Governance" for additional information regarding director independence.
Item 14. Principal Accounting Fees and Services
Ernst & Young LLP, or EY, was our independent registered public accounting firm for the years ended December 31, 2023 and December 31, 2022.
Accounting Fees and Services
The following table sets forth the total fees paid to EY and its affiliates with respect to the years ended December 31, 2023 and, December 31, 2022:

	Year Ended December 31,	Year Ended December 31,
	2023	2022
Audit fees (1)	$235,000	$234,000
Audit-related fees(2)
Tax fees(3)
All other fees (4)	63,000	66,000
	$298,000	$300,000

(1)Consists of fees billed for professional services rendered for the audit of our annual financial statements and services provided in connection with our registration statements.
(2) Represents the aggregate fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s consolidated financial statements that are not reported under “Audit Fees.”
(3)Consists of fees billed for tax compliance, tax advice, tax planning and tax return preparation.
(4)Consists of fees billed for services, other than those described above under Audit fees and Tax fees.
Audit Committee Pre-Approval Policies and Procedures
Our Audit Committee has implemented pre-approval policies and procedures related to the provision of audit and non-audit services. Under these procedures, the Audit Committee pre-approves both the type of services to be provided by Ernst & Young LLP and the estimated fees related to these services.

During the approval process, the Audit Committee considers the impact of the types of services and the related fees on the independence of the registered public accountant. The services and fees must be deemed compatible with the maintenance of such accountants’ independence, including compliance with SEC rules and regulations.
Throughout the year, our Audit Committee reviews for any revisions to the estimates of audit and non-audit fees initially approved. The Audit Committee reviewed and pre-approved all audit services and permitted non-audit services performed during the years ended December 31, 2023 and 2022.

PART IV
Item 15. Exhibits, Financial Statement Schedules
(a)(1) Financial Statements
The financial statements filed as part of the 2023 Annual Report on Form 10-K are listed on the Index to Consolidated Financial Statements on page 57 of the 2023 Annual Report on Form 10-K filed with the SEC on March 22, 2024.
(a)(2) Financial Statement Schedules
Schedules were omitted because of the absence of conditions under which they were required or because the required information was included in our Consolidated Financial Statements or Notes thereto contained in the 2023 Annual Report on Form 10-K.
(a)(3) Exhibits.

Exhibit Number	Exhibit Title	Filed with this Form 10-K	Incorporated by Reference
			Form	File No.	Date Filed
3.1	Amended and Restated Certificate of Incorporation of the Registrant		8-K	001-36812 Exhibit 3.1	02/09/2015
3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registration filed with the Secretary of State		8-K	001-36812 Exhibit 3.1	07/22/2019
3.3	Certificate of Amendment of Certificate of Incorporation of the Registrant filed with the Secretary of State of Delaware on October 14, 2022		8-K	001-36812 Exhibit 3.1	10/14/2022
3.4	Amended and Restated Bylaws of the Registrant, effective July 19, 2019		8-K	001-36812 Exhibit 3.2	07/22/2019
3.5	Amendment to Amended and Restated Bylaws of the Registrant, effective April 1, 2022		8-K	001-36813 Exhibit 3.1	04/01/2022

4.1	Form of Common Stock Certificate of Registrant	S-1	333-201276 Exhibit 4.1	12/29/2014
4.2	Form of Common Stock Purchase Warrant	S-1/A	333-235879 Exhibit 4.8	02/06/2020
4.3	Common Stock Purchase Warrant dated February 11, 2020	8-K	001-36812 Exhibit 4.1	02/12/2020
4.4	Form of Inducement Warrant dated December 11, 2020	8-K/A	001-36812 Exhibit 4.1	12/11/2020
4.5	Form of 2021 Flex Warrants	8-K	001-36812 Exhibit 4.1	07/01/2021
4. 6	Form of Common Stock Purchase Warrant	8-K	001-36812 Exhibit 4.1	05/16/2023
4.7	Form of Pre-Funded Warrants	8-K	001-36812 Exhibit 4.2	05/16/2023
4.8	Form of Placement Agent Warrants	8-K	001-36812 Exhibit 4.3	05/16/2023
4.9	Form of Common Stock Purchase Warrant dated April 26, 2022	8-K	001-36812 Exhibit 4.1	04/22/2022
4.10	Description of Registrant's Securities	10-K	001-36812 Exhibit 4.11	03/18/2021
10.1+	Form of Indemnification Agreement between the Registrant and its directors and officers	8-K	001-36812 Exhibit 10.1	07/22/2019
10.2+	Indemnification Agreement, dated February 20, 2024, by and between Salarius Pharmaceuticals, Inc. and David J. Arthur	8-K	001-36812 Exhibit 10.4	02/23/2024
10.3*	Exclusive License Agreement, dated August 3, 2011, between the University of Utah Research Foundation and Salarius Pharmaceuticals, LLC	S-4	333-229666 Exhibit 10.1	02/14/2019
10.4*	Cancer Research Grant Contract, dated June 1, 2016, between the Cancer Prevention and Research Institute of Texas and Salarius Pharmaceuticals, LLC	S-4	333-229666 Exhibit 10.3	02/14/2019

10.5+	Amended and Restated Executive Employment Agreement, dated February 5, 2019, between David J. Arthur and Salarius Pharmaceuticals, LLC	S-4	333-229666 Exhibit 10.5	02/14/2019
10.6+	Amendment to Amended and Restated Executive Employment Agreement dated September 10, 2019, among David J. Arthur, the Registrant and Salarius Pharmaceuticals, LLC	8-K	001-36812 Exhibit 10.5	09/16/2019
10.7+	Employment Agreement between Mark J. Rosenblum and Salarius Pharmaceutical, Inc., dated April 24, 2020	8-K	001-36812 Exhibit 10.1	4/29/2020
10.8+	Amendment to Executive Employment Agreement, dated February 20, 2024, by and between Salarius Pharmaceuticals, Inc. and Mark J. Rosenblum	8-K	001-36812 Exhibit 10.5	02/23/2024
10.9+	Separation and Release Agreement, dated February 20, 2024, by and between Salarius Pharmaceuticals, Inc. and David J. Arthur	8-K	001-36812 Exhibit 10.1	02/23/2024
10.10+	Consulting Agreement, dated February 20, 2024, by and between Salarius Pharmaceuticals, Inc. and David J. Arthur	8-K	001-36812 Exhibit 10.2	02/23/2024
10.11+	Forms of Stock Option Agreement, Notice of Exercise and Stock Option Grant Notice under the Flex Pharma, Inc. 2015 Equity Plan	10-K	001-36812 Exhibit 10.4	03/24/2015
10.12+	Notice of Stock Option Amendment, dated February 20, 2024, by and between Salarius Pharmaceuticals, Inc. and David J. Arthur.	8-K	001-36812 Exhibit 10.3	02/23/2024
10.13+	Amended and Restated Salarius Pharmaceuticals, Inc. 2015 Employee Stock Purchase Plan	8-K	001-36812 Exhibit 10.1	06/15/2023
10.14	At the Market Offering Agreement, dated February 5, 2021, between Salarius Pharmaceuticals, Inc. and Ladenburg Thalmann & Co. Inc.	8-K	001-36812 Exhibit 1.1	02/05/2021
10.15	Securities Purchase Agreement, dated April 22, 2022	8-K	001-36812 Exhibit 10.1	04/22/2022

10.16	Form of Securities Purchase Agreement		8-K	001-36812 Exhibit 10.1	05/16/2023
10.17	Form of Registration Rights Agreement		8-K	001-36812 Exhibit 10.2	05/16/2023
21.1	Subsidiaries of the Registrant		S-1	333-235879 Exhibit 21.1	01/10/2020
23.1	Consent of Ernst & Young LLP		10-K	001-36812 Exhibit 23.1	03/22/2024
24.1	Power of attorney (included on Signature Page)		10-K	001-36812 Exhibit 24.1	03/22/2024
31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2022		10-K	001-36812 Exhibit 31.1	03/22/2024
31.2	Certification of Principal Financial and Accounting Officer Pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		10-K	001-36812 Exhibit 31.2	03/22/2024
31.3	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended (Amendment)	X
31.4	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended (Amendment)	X
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		10-K	001-36812 Exhibit 32.1	03/22/2024
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		10-K	001-36812 Exhibit 32.2	03/22/2024
97	Salarius Pharmaceuticals, Inc., Clawback Policy		10-K	001-36812 Exhibit 97	03/22/2024
101.INS	XBRL Instance Document		10-K	001-36812 Exhibit 101.INS	03/22/2024

101.SCH	XBRL Schema Document		10-K	001-36812 Exhibit 101.SCH	03/22/2024
101.CAL	XBRL Calculation Linkbase Document		10-K	001-36812 Exhibit 101.CAL	03/22/2024
101.DEF	XBRL Definition Linkbase Document		10-K	001-36812 Exhibit 101.DEF	03/22/2024
101.LAB	XBRL Label Linkbase Document		10-K	001-36812 Exhibit 101. LAB	03/22/2024
101.PRE	XBRL Presentation Linkbase Document		10-K	001-36812 Exhibit 101.PRE	03/22/2024
104.1	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)		10-K	001-36812 Exhibit 104	03/22/2024
104.2	Cover Page Interactive Data File for this Amendment (formatted as Inline XBRL)	X
*	Portions of this exhibit have been omitted and provided separately to the SEC pursuant to a request for confidential treatment.
+	Management contract or compensatory plans or arrangements.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to its Annual Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.
                             SALARIUS PHARMACEUTICALS, INC.

By:	/s/ David J. Arthur
David J. Arthur
President & Chief Executive Officer (Principal Executive Officer)
Date:	April 22, 2024

Name	Title	Date

/s/ David J. Arthur	Director, President & Chief Executive Officer	April 22, 2024
David J. Arthur	(Principal Executive Officer)

*	Executive Vice President & Chief Financial Officer	April 22, 2024
Mark J. Rosenblum	(Principal Financial Officer)

*	Chairman of the Board	April 22, 2024
William K. McVicar

*	Director	April 22, 2024
Tess Burleson

*	Director	April 22, 2024
Arnold Hanish

*	Director	April 22, 2024
Paul Lammers

*	Director	April 22, 2024
Jon Lieber

*	Director	April 22, 2024
Bruce McCreedy

*By:	/s/ David J. Arthur
David J. Arthur, attorney-in-fact
April 22, 2024