Form 10-Q
period 2024-03-31
Salarius Pharmaceuticals, Inc.
filed 2024-05-13
CIK 1615219

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
OR
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

As of May 10, 2024, there were 4,776,433 shares of common stock outstanding.

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

•potential adverse impacts regarding our announcement regarding our implementation of a series of additional cost-savings measures designed to extend our expected cash runway into the first half of 2025, including the cessation of employment of David Arthur, our Chief Executive Officer, who is continuing to serve in such role as a part-time consulting basis;
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

We cannot guarantee that the results and other expectations expressed, anticipated or implied in any forward-looking statement will be realized. The risks set forth under Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, as supplemented by Part II, Item 1A of this Quarterly Report on Form 10-Q, describe major risks to our business, and you should read and interpret any forward-looking statements together with these risks. A variety of factors, including these risks, could cause our actual results and other expectations to differ materially from the anticipated results or other expectations expressed, anticipated or implied in our forward-looking statements. Should known or unknown risks materialize, or should underlying assumptions prove inaccurate, actual results could differ materially from past results and those anticipated, estimated or projected in the forward-looking statements. You should bear this in mind as you consider any forward-looking statements.

Our forward-looking statements speak only as of the dates on which they are made. We do not undertake any obligation to publicly update or revise our forward-looking statements even if experience or future changes makes it clear that any projected results expressed or implied in such statements will not be realized.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

SALARIUS PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2024	December 31, 2023
	(Unaudited)	(Audited)
Assets
Current assets:
Cash and cash equivalents	$4,373,205	$5,899,910
Prepaid expenses and other current assets	457,064	619,763
Total current assets	4,830,269	6,519,673
Other assets	53,390	66,850
Total assets	$4,883,659	$6,586,523
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$713,957	$602,853
Accrued expenses and other current liabilities	403,309	406,745
Notes payable	116,855	289,643
Total liabilities	1,234,121	1,299,241

Commitments and contingencies (Note 5)

Stockholders' equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; 0 issued and outstanding	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized; 4,314,433 and 3,938,433 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	431	393
Additional paid-in capital	81,712,238	81,634,730
Accumulated deficit	(78,063,131)	(76,347,841)
Total stockholders' equity	3,649,538	5,287,282
Total liabilities and stockholders' equity	$4,883,659	$6,586,523

See accompanying notes to condensed consolidated financial statements.

SALARIUS PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31
	2024	2023
Operating expenses:
Research and development	$243,002	$3,725,588
General and administrative	1,528,613	1,695,075
Total operating expenses	1,771,615	5,420,663
Loss before other income (expense)	(1,771,615)	(5,420,663)
Interest income, net and other	56,325	79,890
Loss from continuing operations	(1,715,290)	(5,340,773)
Net loss	$(1,715,290)	$(5,340,773)

Loss per common share — basic and diluted	$(0.41)	$(2.23)
Weighted-average number of common shares outstanding — basic and diluted	4,194,609	2,391,964

See accompanying notes to condensed consolidated financial statements.

SALARIUS PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31
	2024	2023
Operating activities
Net loss	$(1,715,290)	$(5,340,773)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,107	1,669
Equity-based compensation expense	77,508	203,345
Changes in operating assets and liabilities:
Grants receivable	—	1,480,490
Prepaid expenses and other assets	175,052	280,728
Accounts payable	111,104	627,576
Accrued expenses and other current liabilities	(3,436)	(422,470)
Net cash used in operating activities	(1,353,955)	(3,169,435)

Financing activities
Proceeds from issuance of equity securities, net	38	336,682
Payments on note payable	(172,788)	—
Net cash provided by financing activities	(172,750)	336,682

Net decrease in cash, cash equivalents and restricted cash	(1,526,705)	(2,832,753)
Cash, cash equivalents and restricted cash at beginning of period	5,899,910	12,106,435
Cash, cash equivalents and restricted cash at end of period	$4,373,205	$9,273,682

Supplemental disclosure of cash flow information:
Non-cash investing and financing activities:
Cash paid for interest	$4,019	$—
Common stock issued for in-process research and development technology	$—	$25,000

See accompanying notes to condensed consolidated financial statements.

SALARIUS PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity (Deficit)
	Shares	Amount
Balance at December 31, 2022	2,255,899	$225	$74,189,531	$(63,805,148)	$10,384,608
Issuance of equity securities, net	142,499	14	311,667	—	311,681
Equity-based compensation expense	69,899	7	203,338	—	203,345
Net loss	—	—	—	(5,340,773)	(5,340,773)
Balance at March 31, 2023	2,468,297	$246	$74,704,536	$(69,145,921)	$5,558,861

Balance at December 31, 2023	3,938,433	$393	$81,634,730	$(76,347,841)	$5,287,282
Issuance of equity securities, net	376,000	38	—	—	38
Equity-based compensation expense	—	—	77,508	—	77,508
Net loss	—	—	—	(1,715,290)	(1,715,290)
Balance at March 31, 2024	4,314,433	$431	$81,712,238	$(78,063,131)	$3,649,538
See accompanying notes to condensed consolidated financial statements.

SALARIUS PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 1. ORGANIZATION AND OPERATIONS

Nature of Business

Salarius Pharmaceuticals, Inc. (“Salarius” or the “Company”), together with its subsidiaries, Salarius Pharmaceuticals, LLC, Flex Innovation Group LLC, and TK Pharma, Inc., is a clinical-stage biopharmaceutical company focused on developing effective treatments for cancers with high, unmet medical need. Specifically, the Company is concentrated on developing treatments for cancers caused by dysregulated gene expression, i.e., genes that are incorrectly turned on or off. The Company has two classes of drugs that address gene dysregulation: targeted protein inhibitors and targeted protein degraders. The Company's technologies have the potential to work in both liquid and solid tumors. The Company's current pipeline consists of two small molecule drugs: 1) SP-3164, a targeted protein degrader, and 2) seclidemstat (SP-2577), a targeted protein inhibitor. The Company is located in Houston, Texas.
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
Unaudited Interim Financial Information
The accompanying interim financial statements are unaudited. These unaudited interim financial statements have been prepared in accordance with the rules and regulations of the U.S. Securities and Exchange Commission

(“SEC”) for interim financial information. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. These unaudited interim financial statements should be read in conjunction with the audited financial statements and accompanying notes for the year ended December 31, 2023 included elsewhere in the Company's Annual Report on Form 10-K filed with the SEC on March 22, 2024, as amended on April 22, 2024. In the opinion of management, the unaudited interim financial statements reflect all the adjustments (consisting of normal recurring adjustments) necessary to state fairly the Company’s financial position as of March 31, 2024 and the results of operations for the three months ended March 31, 2024 and 2023. The interim results of operations are not necessarily indicative of the results that may occur for the full fiscal year. The December 31, 2023 balance sheet included herein was derived from the audited financial statements, but does not include all disclosures, including notes, required by GAAP for complete financial statements.

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

The number of anti-dilutive shares, consisting of common shares underlying (i) common stock options, (ii) stock purchase warrants, (iii) rights entitling holders to receive warrants to purchase the Company's common shares, and (iv) restricted stock units which have been excluded from the computation of diluted loss per share, was approximately 10,701,757 and 716,840 shares as of March 31, 2024 and 2023, respectively.

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
The Company accounts for uncertain tax positions in accordance with the provisions of ASC 740. When uncertain tax positions exist, the Company recognizes the tax benefit of tax positions to the extent that the benefit will more likely than not be realized. The determination as to whether the tax benefit will more likely than not be realized is based upon the technical merits of the tax position as well as consideration of the available facts and circumstances. As of March 31, 2024 and December 31, 2023, the Company did not have any significant uncertain tax positions and no interest or penalties have been charged. The Company's practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company is subject to routine audits by taxing jurisdictions.
NOTE 3. GRANT RECEIVABLE FROM CPRIT

Grants receivable balances are zero at March 31, 2024 and December 31, 2023. During the three months ended March 31, 2024 and 2023, the Company received $0.1 million and $1.5 million from CPRIT, respectively. We recorded $0.1 million received during the current quarter as a reduction of bad debt expense. Since inception, the Company has received approximately $16.1 million under the grant. The grant was closed in 2023.

NOTE 4. PREPAID EXPENSES AND OTHER CURRENT ASSETS
Prepaid expenses and other current assets at March 31, 2024 and December 31, 2023 consisted of the following:

	March 31, 2024	December 31, 2023
Insurance	$278,996	$468,495
Other prepaid and current assets	178,068	151,268
Total prepaid expenses and other current assets	$457,064	$619,763
Insurance is mainly comprised of prepaid directors' and officers' insurance. In July 2023, the Company financed its directors and officers' insurance premium with a short term note, the principal amount of which is approximately $0.6 million bearing interest at a rate of 7.87%. The note payable balance, which was included within Current Liabilities on the Condensed Consolidated Balance Sheet is $0.1 million at March 31, 2024.
NOTE 5. COMMITMENTS AND CONTINGENCIES
Cancer Prevention and Research Institute of Texas
In June 2016, the Company entered into a Cancer Research Grant Contract with CPRIT. Pursuant to the contract, CPRIT awarded the Company a grant up to $18.7 million, further modified to $16.1 million to fund development of LSD 1 inhibitor. The grant expired in 2023.
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

NOTE 7. STOCKHOLDERS' EQUITY
Common Stock - Issuances
During the three months ended March 31, 2023, the Company sold 142,499 shares of common stock in an "at the market offering" ("ATM") under the Purchase Agreement, as defined below with gross proceeds of $0.3 million. The Company did not sell any shares pursuant to the ATM during the three months ended March 31, 2024.
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
During the three months ended March 31, 2024, the Company issued 376,000 shares of its Common Stock upon the exercise of Pre-Funded Warrants.
Warrants Exercisable for Cash
The Company has five-year (5) warrants outstanding that were issued in February 2020 and subsequently modified in December 2020 in connection with the issuance of additional inducement warrants. The warrants are exercisable at a price per share of $28.75. The inducement warrants expire on June 11, 2026, and are exercisable at a price per share of $29.55. The Company has five-and-one-half-year (5.5) year warrants outstanding that were issued in April 2022, with an exercise price of $8.4975 per share. The warrants became exercisable six months following the issuance date and will expire five and one-half years from the issuance date.
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
As of March 31, 2024 and 2023, approximately 10,468,785 (2,344,000 are Pre-Funded Warrants) and 597,512 warrants remain outstanding, respectively.
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
NOTE 8. EQUITY-BASED COMPENSATION
Equity Incentive Plans
The Company has granted options to employees, directors, and consultants under the 2015 Equity Incentive Plan (the "2015 Plan"). The 2015 Plan provides for the grant of incentive stock options ("ISOs"), nonstatutory stock options, restricted stock awards, restricted stock units, stock appreciation rights, performance-based stock awards and other stock-based awards. Additionally, the 2015 Plan provides for the grant of performance-based cash awards. ISOs may be granted only to the Company's employees. All other awards may be granted to the Company's employees, including officers, and to non-employee directors and consultants. As of March 31, 2024, there were approximately 99,258 shares remaining available for grant awards under the 2015 Plan.
During the three-month periods ended March 31, 2024 and 2023, the Company awarded 148,500 and 0 stock options to its employees and directors, pursuant to the plan described above. Stock options generally vest over one to four years and have a contractual term of ten years. Stock options are valued using the Black-Scholes option pricing model and compensation cost is recognized based on the resulting value over the service period. Expected volatilities utilized in the model are based on implied volatilities from traded stocks of peer companies. Similarly, the dividend yield is based on historical experience and the estimate of future dividend yields. The risk-free interest rate is derived from the U.S. Treasury yield curve in effect at the time of grant. The expected term of the options is based on the average period the stock options are expected to remain outstanding. The fair value of the option grants awarded during the three - month period ended March 31, 2024 was $0.1 million, which has been estimated with the following assumptions on the grant date.

Three Months Ended March 31
2024
Risk-free interest rate	4.25%-4.27%
Volatility	123.31%
Expected life (years)	5.00-6.00
Expected dividend yield	0%
During the three months ended March 31, 2023, the Company awarded 12,220 restricted stock units to its employees and 36,640 restricted stock awards to its officers and directors, pursuant to the plan described above. Both the restricted stock units and restricted stock awards are valued at the closing price $1.57 of the Company's common stock on the grant date, and generally vest over one to four years. Total fair value of the restricted stock awards and restricted stock units awarded during the three - month period ended March 31, 2023 is $76,679.

The following table summarizes stock option activity for employees and non-employees for the three months ended March 31, 2024 and 2023:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)
Outstanding at December 31, 2022	107,128	$23.67	8.29
Granted	—
Exercised	—
Forfeited	—
Expired	—
Outstanding at March 31, 2023	107,128	$23.75	8.04
Exercisable at March 31, 2023	59,870	$28.30	7.83

Outstanding at December 31, 2023	89,304	$23.78	7.26
Granted	148,500	$0.57
Exercised	—
Forfeited	5,882
Expired	—
Outstanding at March 31, 2024	231,922	$9.04	8.86
Exercisable at March 31, 2024	65,769	$26.66	6.88

As of March 31, 2024 and 2023, there was approximately $0.3 million and $0.7 million, respectively, of total unrecognized compensation cost related to unvested stock options. Total unrecognized compensation cost will be adjusted for future changes in employee and non-employee forfeitures, if any. The Company expects to recognize that cost over a remaining weighted-average period of 1.25 years.

NOTE 9 SUBSEQUENT EVENTS
On May 9, 2024, the Company held a Special Meeting of Stockholders (the “Special Meeting”). At the Special Meeting, the Company’s stockholders approved an amendment to the Company’s Certificate of Incorporation to effect a reverse stock split of the Company’s outstanding shares of common stock at a ratio in the range of 1:4 to 1:8,. as determined by the Company’s Board of Directors, and with such reverse stock split to be effected at such time and date, if at all, as determined by the Company's Board of Directors in its sole discretion.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with the unaudited financial information and the notes thereto included herein, as well as our audited financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on March 22, 2024, as amended on April 22, 2024. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results and the timing of selected events could differ materially from those anticipated in these forward-looking statements as a result of several factors, including those set forth under "Part I - Item 1A - Risk Factors" discussed in our Annual Report on Form 10-K for the year ended December 31, 2023, in other subsequent filings with the SEC, and elsewhere in this Quarterly Report on Form 10-Q. These statements, like all statements in this report, speak only as of the date of this Quarterly Report on Form 10-Q (unless another date is indicated), and we undertake no obligation to update or revise these statements in light of future developments.
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
On January 16, 2024, we announced the expansion of our intellectual property portfolio with composition-of-matter protection into 2039 for our novel molecular glue. Our protein degrader patent portfolio now includes seventeen issued patents across six patent families.
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
On May 9, 2024, the Company held a Special Meeting of Stockholders (the “Special Meeting”). At the Special Meeting, the Company’s stockholders approved an amendment to the Company’s Certificate of Incorporation to effect a reverse stock split of the Company’s outstanding shares of common stock at a ratio in the range of 1:4 to 1:8,. as determined by the Company’s Board of Directors, and with such reverse stock split to be effected at such time and date, if at all, as determined by the Company's Board of Directors in its sole discretion.
Overview
We are a clinical-stage biopharmaceutical company focused on developing effective treatments for parties with cancer with high, unmet medical need. Specifically, we are concentrated on developing treatments for cancers caused by dysregulated gene expression, i.e., genes which are incorrectly turned on or off. We have two classes of drugs that address gene dysregulation: targeted protein inhibitors and targeted protein degraders. Our technologies have the potential to work in both liquid and solid tumors. Our current pipeline consists of two small molecule drugs: 1) SP-3164, targeted protein degrader, and 2) seclidemstat (SP-2577), a targeted inhibitor. The Company is located in Houston, Texas.
We have no products approved for commercial sale and have not generated any revenue from product sales. We have never been profitable and have incurred operating losses in each year since inception. We had an accumulated deficit of $78.1 million as of March 31, 2024. Substantially all of our operating losses resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations. As of March 31, 2024, we had cash and cash equivalents of $4.4 million.
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

The lack of revenue from product sales to date and recurring losses from operations since our inception raise substantial doubt as to our ability to continue as a going concern. We will continue to require substantial additional capital to continue our operation and clinical development activities and will need such additional capital within the next several months to continue to fund our operations beyond the first half of 2025. The amount and timing of our future funding requirements will depend on many factors, including the results of our evaluation of strategic alternatives, the pace and results of our clinical development, regulatory activities, and market conditions. Failure to raise capital as and when needed, on favorable terms or at all, would have a material negative impact on our financial condition and our ability to continue our operations.
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
Program Development
Our goal is to develop SP-3164 and SP-2577 for treatment of cancers; however, due to limited financial and operational resources our Board of Directors continues to explore strategic alternatives to maximize return for investors, which includes selling or out licensing SP-3164 and/or SP-2577 to a third party. We have significantly reduced costs in both programs. For SP-2577, we plan to evaluate information from the investigator-initiated trial at MDACC and that data to augment our ongoing work in seeking strategic alternatives.
SP-3164 – Targeted Protein Degradation
Our plan has been to develop SP-3164 in high unmet need hematological indications and solid tumors. Our goal was to file an IND application with the U.S. Food and Drug Administration for SP-3164 in the first half of 2023, and begin a Phase 1/2 clinical trial in the second half of 2023, however the lack of funding required us to curtail spending necessary to begin the clinical trial program.
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

Results of Operations
Three months ended March 31, 2024 Compared to the Three months ended March 31, 2023
The following table sets forth the condensed consolidated results of our operations for the three months ended March 31, 2024 compared to March 31, 2023.

	Three months ended March 31,		$ Change
	2024	2023
Research and development expenses	$243,002	$3,725,588	$(3,482,586)
General and administrative expenses	1,528,613	1,695,075	(166,462)
Interest income, net and other	56,325	79,890	(23,565)
Net loss	$(1,715,290)	$(5,340,773)	$3,625,483

Research and Development Expenses
Research and development expenses decreased during the three months ended March 31, 2024 compared to the same period in 2023 primarily related to the cost-savings plan including significant reductions in operating personnel implemented beginning during the third quarter of 2023.

	SP-2577		SP-3164
Research and development costs by candidates and by categories:	Three months ended March 31,
	2024	2023	2024	2023
Outsourced research and development costs	$140,846	$712,825	$36,537	$1,770,124
Employee-related costs	—	540,376	—	50,974
Manufacturing and laboratory costs	15,270	90,822	50,349	560,467
Total research and development costs	$156,116	$1,344,023	$86,886	$2,381,565
General and Administrative Expenses

General and administrative expenses were $1.5 million during the three months ended March 31, 2024, compared to $1.7 million for the three months ended March 31, 2023. The decrease is related to cost savings plan activities since the third quarter of 2023 including lower personnel cost and a one time reduction of bad debt expense, offset by contracture separation costs of $0.5 million incurred and paid during the period paid in connection with our Company’s President and Chief Executive Officer, ending his full-time employment and transitioning to a part-time consultant role, effective February 20, 2024. There were zero separation costs during the first quarter of 2023.

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
As of March 31, 2024, we had $3.6 million of working capital and our cash and cash equivalents totaled $4.4 million, which were held in bank deposit accounts and a money market account. Our cash and cash equivalents balance decreased during the three months ended March 31, 2024, primarily due to cash used in operating activities and financing activities. As recently announced, our cost savings plan extends our expected cash runway with a goal to provide us time to evaluate and implement strategic alternatives. We believe that our $4.4 million in cash and cash equivalents on hand as of March 31, 2024, is sufficient to fund our current and restructured operations into the first half of 2025.

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

Cash Flows

	Three months ended March 31,
	2024	2023
Net cash (used in) provided by in:
Operating activities	$(1,353,955)	$(3,169,435)
Financing activities	(172,750)	336,682
Net decrease in cash and cash equivalents	$(1,526,705)	$(2,832,753)

Operating Activities
Net cash used in operating activities was $1.4 million in the current period, a decrease of approximately $1.8 million from the same period a year ago. The decrease is primarily due to significantly reduced operating expenses during the current quarter compared to the same period last year.

Financing Activities
Net cash used by financing activities for the three months ended March 31, 2024 was $0.2 million, mainly resulting from the repayments on notes payable for D&O insurance. Net cash provided by financing activities for the three months ended March 31, 2023 was $0.3 million, resulting from the Company's sale of common shares under its ATM offering. Please refer to Notes 4 and 7 for more information.

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

There have been no material changes to our critical accounting policies from those described in "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in our Annual Report on Form 10-K filed with SEC on March 22, 2024, as amended on April 22, 2024.

Readers should refer to our Annual Report on Form 10-K, Note 2, Basis of Presentation and Significant Accounting Policies to the accompanying financial statements for descriptions of these policies and estimates.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended, and are not required to provide the information under this item.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the

Exchange Act, as of March 31, 2024. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2024, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting

During the three months ended March 31, 2024, there was no significant change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

We are not a party to any material legal proceedings on the date of this report. We may from time to time become involved in legal proceedings arising in the ordinary course of business, and the resolution of any such claims could be material.

Item 1A.	Risk Factors

There have been no material changes in our risk factors set forth in Part I, “ Item 1A. Risk Factors” in our 2023 Form 10-K. The risk factors disclosed in Part I, “ Item 1A. Risk Factors” in our 2023 Form 10-K could materially adversely affect our business, financial condition, or results of operations. This Quarterly Report on Form 10-Q also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including these risks. Additional risks not currently known or currently material to us may also harm our business.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

No sales or issuances of unregistered securities occurred that have not previously been disclosed in a Current Report on Form 8-K.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
Not Applicable

Item 5.	Other Information
Item 5.07. Submission of Matters to a Vote of Security Holders.

Salarius Pharmaceuticals, Inc. (the “Company”) held a Special Meeting of Stockholders on May 9, 2024 via live webcast (the “Special Meeting”). On March 12, 2024, the record date for the Special Meeting, there were 4,314,433 shares of common stock of the Company (the “Common Stock”) issued and outstanding and entitled to vote on the proposals presented at the Special Meeting, of which 2,535,543, or 58.77%, were present in person or voted by proxy, which constituted a quorum. The holders of shares of the Company’s Common Stock are entitled to one vote for each share held and cumulative voting is not permitted. The final results of the voting for each matter submitted to a vote of stockholders at the Special Meeting are set forth below:

Proposal No. 1. Reverse Stock Split Proposal
The Company’s stockholders approved an amendment to the Company’s Certificate of Incorporation, as amended, to effect a reverse stock split of the Company’s Common Stock at a ratio in the range of 1:4 to 1:8, as determined by the Company’s Board of Directors, (the “Board”), and with such reverse stock split to be effected at such time and date, if at all, as determined by the Board in its sole discretion (the “Reverse Stock Split Proposal”). The voting on this proposal is set forth below:

Vote type	Vote Results
For	2,014,325
Against	510,832
Abstain	10,385
Non Votes	0
Proposal No. 2. Adjournment Proposal
The Company’s stockholders approved the adjournment of the Special Meeting, if necessary, if a quorum is present, to solicit additional proxies if there are not sufficient votes to approve the Reverse Stock Split Proposal. The voting on this proposal is set forth below:

Vote type	Vote Results
For	2,182,297
Against	346,546
Abstain	6,700
Non Votes	0
Adjournment of the Special Meeting was not necessary or appropriate because there were sufficient votes in favor of the Reverse Stock Split Proposal.

Item 6.	Exhibits

Exhibit number		Description of Document

3.1		Amended and Restated Certificate of Incorporation of the Registrant
3.2		Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant filed with the Secretary of State of Delaware on July 18, 2019
3.3		Certificate of Amendment to the Amended and Restated Certificate of Incorporation filed with the Secretary of State of Delaware on October 14, 2022
3.4		Amended and Restated Bylaws of the Registrant, effective July 19, 2019
3.5		Amendment to Amended and Restated Bylaws of the Registrant, effective April 1, 2022
10.1	(1)+	Separation and Release Agreement, dated February 20, 2024, by and between Salarius Pharmaceuticals, Inc. and David J. Arthur
10.2	(2)+	Consulting Agreement, dated February 20, 2024, by and between Salarius Pharmaceuticals, Inc. and David J. Arthur
10.3	(3)+	Notice of Stock Option Amendment, dated February 20, 2024, by and between Salarius Pharmaceuticals, Inc. and David J. Arthur
10.4	(4)+	Indemnification Agreement, dated February 20, 2024, by and between Salarius Pharmaceuticals, Inc. and David J. Arthur
10.5	(5)+	Amendment to Executive Employment Agreement, dated February 20, 2024, by and between Salarius Pharmaceuticals, Inc. and Mark J. Rosenblum
31.1		Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.
31.2		Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.
32.1*		Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(b) or 15d-14(b) of the Exchange Act and 18 U.S.C. Section 1350.
101.0
The following materials from Salarius Pharmaceuticals, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, formatted in XBRL (eXtensible Business Reporting Language):(i) Unaudited Condensed Consolidated Balance Sheets, (ii) Unaudited Condensed Consolidated Statements of Operations (iii) Unaudited Condensed Consolidated Statements of Stockholders' Equity (Deficit), (iv) Unaudited Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Unaudited Consolidated Financial Statements.

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

(1) Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 001-36812), filed with the SEC on February 23, 2024.

(2) Incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K (File No. 001-36812), filed with the SEC on February 23, 2024.

(3) Incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K (File No. 001-36812), filed with the SEC on February 23, 2024.

(4) Incorporated by reference to Exhibit 10.4 to the Registrant's Current Report on Form 8-K (File No. 001-36812), filed with the SEC on February 23, 2024.

(5) Incorporated by reference to Exhibit 10.5 to the Registrant's Current Report on Form 8-K (File No. 001-36812), filed with the SEC on February 23, 2024.

SIGNATURES
Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SALARIUS PHARMACEUTICALS, INC.

		By:	/s/ David J. Arthur
David J. Arthur President and Chief Executive Officer (Principal Executive Officer)

		By:	/s/ Mark J. Rosenblum
Mark J. Rosenblum Chief Financial Officer and Executive Vice President of Finance (Principal Financial Officer and Principal Accounting Officer)

Date:	May 13, 2024