Form 10-Q
period 2024-06-30
Salarius Pharmaceuticals, Inc.
filed 2024-08-09
CIK 1615219

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
OR
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

As of August 7, 2024, there were 1,441,157 shares of common stock outstanding.

SALARIUS PHARMACEUTICALS, INC.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
Various statements made in this Quarterly Report on Form 10-Q are forward-looking and involve risks and uncertainties. All statements that address activities, events or developments that we intend, expect or believe may occur in the future are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements give our current expectations or forecasts of future events and are not statements of historical or current facts. These statements include, among others, statements about:
•our ability to continue as a going concern and support our operations into the first half of 2025;
•our expectations regarding the exploration of strategic alternatives;
•our strategy, including significantly reducing our expenditures on operational and research and development activities and taking other cost savings measures in connection with our ongoing review of strategic alternatives;
•our expectations regarding the benefits of our cost-saving measures;
•our ability to preserve capital while we continue to assess potential strategic alternatives;
•the expected timing for incurring costs associated with the cost savings measures;
•our expectations regarding our clinical trials and any investigator-initiated clinical trials, including our assessment of potential options to continue the clinical development of seclidemstat for Ewing sarcoma;
•our expectations as to revenue, cash flow, and expenses;
•our liquidity position, the expected sufficiency of such position for anticipated operating and capital requirements; and
•our expectations regarding our ability to remain listed on Nasdaq;

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
The following are some of the factors that could cause actual results to differ materially from the anticipated results or other expectations expressed, anticipated or implied in our forward-looking statements:
•the risk that if we do not successfully complete a strategic transaction or obtain additional financing in the near term, the company will need to pursue a dissolution and liquidation of our company;
•the risk that we are delisted from Nasdaq;
•the imposition of restrictions imposed by the FDA on The University of Texas MD Anderson Cancer Center or MDACC, investigator-initiated clinical trial evaluating seclidemstat (SP-2577) in combination with azacitidine in adult patients with myelodysplastic syndromes and chronic myelomonocytic leukemia, including the partial clinical hold imposed on or about July 9, 2024;
•uncertainties about the exploration and evaluation of strategic alternatives, including that they may not result in a definitive transaction or enhance stockholder value and may create a distraction or uncertainty that may adversely affect our operating results, business or investor perceptions;
•potential adverse impacts regarding our announcement regarding our implementation of a series of additional cost-savings measures designed to extend our expected cash runway into the first half of 2025, including the cessation of employment of David Arthur, our Chief Executive Officer, who is continuing to serve in such role on a part-time consulting basis;
•the risk that the Company’s cost saving initiatives and exploration of strategic alternatives are not successful and do not increase stockholder value;
•uncertainties related to a potential proxy contest;
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
•the adequacy of our capital to support our future operations including any strategic alternatives we may pursue;
•fluctuations in our operating results; and
•other factors described in our filings with the SEC.

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

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

SALARIUS PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2024	December 31, 2023
	(Unaudited)	(Audited)
Assets
Current assets:
Cash and cash equivalents	$3,272,823	$5,899,910
Prepaid expenses and other current assets	241,068	619,763
Total current assets	3,513,891	6,519,673
Other assets	39,931	66,850
Total assets	$3,553,822	$6,586,523
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$643,051	$602,853
Accrued expenses and other current liabilities	535,418	406,745
Notes payable	—	289,643
Total liabilities	1,178,469	1,299,241

Commitments and contingencies (Note 5)

Stockholders' equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; 0 issued and outstanding	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized; 641,177 and 492,304 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	64	49
Additional paid-in capital	81,862,853	81,635,074
Accumulated deficit	(79,487,564)	(76,347,841)
Total stockholders' equity	2,375,353	5,287,282
Total liabilities and stockholders' equity	$3,553,822	$6,586,523

See accompanying notes to condensed consolidated financial statements.

SALARIUS PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2024	2023	2024	2023
Operating expenses:
Research and development	$214,447	$2,351,852	457,449	6,077,440
General and administrative	1,253,070	1,619,543	2,781,683	3,314,618
Total operating expenses	1,467,517	3,971,395	3,239,132	9,392,058
Loss before other income (expense)	(1,467,517)	(3,971,395)	(3,239,132)	(9,392,058)
Interest income, net and other	43,084	94,087	99,409	173,977
Loss from continuing operations	(1,424,433)	(3,877,308)	(3,139,723)	(9,218,081)
Net loss	$(1,424,433)	$(3,877,308)	$(3,139,723)	$(9,218,081)

Loss per common share — basic and diluted (1)	$(2.37)	$(11.45)	$(5.62)	$(27.61)
Weighted-average number of common shares outstanding — basic and diluted	600,417	338,638	558,518	333,894

(1) Share and per share amounts have been restated to reflect the 1-for-8 reverse stock split effected in June 14, 2024 on retroactive basis for all periods presented.

See accompanying notes to condensed consolidated financial statements.

SALARIUS PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30
	2024	2023
Operating activities
Net loss	$(3,139,723)	$(9,218,081)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,213	3,338
Equity-based compensation expense	162,676	326,804
Changes in operating assets and liabilities:
Grants receivable	—	1,480,490
Prepaid expenses and other assets	403,401	546,681
Accounts payable	16,613	(671,506)
Accrued expenses and other current liabilities	128,673	(53,608)
Net cash used in operating activities	(2,426,147)	(7,585,882)

Financing activities
Proceeds from issuance of equity securities, net	88,703	7,020,890
Payments on note payable	(289,643)	—
Net cash (used in) provided by financing activities	(200,940)	7,020,890

Net decrease in cash, cash equivalents and restricted cash	(2,627,087)	(564,992)
Cash, cash equivalents and restricted cash at beginning of period	5,899,910	12,106,435
Cash, cash equivalents and restricted cash at end of period	$3,272,823	$11,541,443

Supplemental disclosure of cash flow information:
Non-cash investing and financing activities:
Cash paid for interest	$4,816	$—
Accrued issuance costs for issuance of equity securities	$23,585	$100,419

See accompanying notes to condensed consolidated financial statements.

SALARIUS PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

	Common Stock (1)		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2022	281,987	$28	$74,189,728	$(63,805,148)	$10,384,608
Issuance of equity securities, net	17,812	2	311,679	—	311,681
Equity-based compensation expense	8,737	1	203,344	—	203,345
Net loss	—	—	—	(5,340,773)	(5,340,773)
Balance at March 31, 2023	308,536	$31	$74,704,751	$(69,145,921)	$5,558,861
Issuance of equity securities, net	110,472	11	6,608,779	—	6,608,790
Equity-based compensation expense	—	—	123,459	—	123,459
Net loss	—	—	—	(3,877,308)	(3,877,308)
Balance at June 30, 2023	419,008	42	81,436,989	(73,023,229)	8,413,802

Balance at December 31, 2023	492,304	$49	$81,635,074	$(76,347,841)	$5,287,282
Issuance of equity securities, net	47,000	5	33	—	38
Equity-based compensation expense	—	—	77,508	—	77,508
Net loss	—	—	—	(1,715,290)	(1,715,290)
Balance at March 31, 2024	539,304	$54	$81,712,615	$(78,063,131)	$3,649,538
Issuance of equity securities and other, net	101,873	10	65,070	—	65,080
Equity-based compensation expense	—	—	85,168	—	85,168
Net loss	—	—	—	(1,424,433)	(1,424,433)
Balance at June 30, 2024	641,177	64	$81,862,853	$(79,487,564)	$2,375,353

(1) Share and per share amounts have been restated to reflect the 1-for-8 reverse stock split effected in June 14, 2024 on retroactive basis for all periods presented.
See accompanying notes to condensed consolidated financial statements.

SALARIUS PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 1. ORGANIZATION AND OPERATIONS

Nature of Business

Salarius Pharmaceuticals, Inc. (“Salarius” or the “Company”), together with its subsidiaries, Salarius Pharmaceuticals, LLC, Flex Innovation Group LLC, and TK Pharma, Inc., is a clinical-stage biopharmaceutical company focused on developing effective treatments for cancers with high, unmet medical need. Specifically, the Company is concentrated on developing treatments for cancers caused by dysregulated gene expression, i.e., genes that are incorrectly turned on or off. The Company has two classes of drugs that address gene dysregulation: targeted protein inhibitors and targeted protein degraders. The Company's technologies have the potential to work in both liquid and solid tumors. The Company's current pipeline consists of two small molecule drugs: 1) SP-3164, a targeted protein degrader, and 2) seclidemstat (SP-2577), a targeted protein inhibitor. The Company is located in Houston, Texas. On August 8, 2023, the Company announced that it retained Canaccord Genuity, LLC to lead a comprehensive review of strategic alternatives focusing on maximizing stockholder value, including but not limited to, an acquisition, merger, reverse merger, divestiture of assets, licensing, or other strategic transactions involving the Company. In connection with the evaluation of strategic alternatives and in order to extend Company resources, the Company implemented multiple cost-savings plans to extend the Company’s expected cash runway into the first half of 2025.
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
Reverse Stock Splits
On June 14, 2024, the Company filed a Certificate of Amendment to the Company’s restated certificate of incorporation, as amended, with the Secretary of State of the State of Delaware to effect a 1-for-8 reverse stock split of the Company’s issued and outstanding shares of common stock, par value $0.0001 per share (the “Reverse Stock Split”) which became effective as of June 14, 2024. All historical share and per share amounts reflected throughout this report have been adjusted to reflect the Reverse Stock Split.
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
Unaudited Interim Financial Information
The accompanying interim financial statements are unaudited. These unaudited interim financial statements have been prepared in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. These unaudited interim financial statements should be read in conjunction with the audited financial statements and accompanying notes for the year ended December 31, 2023 included elsewhere in the Company's Annual Report on Form 10-K filed with the SEC on March 22, 2024, as amended on April 22, 2024. In the opinion of management, the unaudited interim financial statements reflect all the adjustments (consisting of normal recurring adjustments) necessary to state fairly the Company’s financial position as of June 30, 2024 and the results of operations for the three and six months ended June 30, 2024 and 2023. The interim results of operations are not necessarily indicative of the results that may occur for the full fiscal year. The December 31, 2023 balance sheet included herein was derived from the audited financial statements, but does not include all disclosures, including notes, required by GAAP for complete financial statements.

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
Grants Receivable and Revenue

Salarius’ source of revenue had been from a grant received from CPRIT. Grant revenue is recognized when qualifying costs are incurred and there is reasonable assurance that conditions of the grant have been met. Cash received from grants in advance of incurring qualifying costs is recorded as deferred revenue and recognized as revenue when qualifying costs are incurred. Final reimbursement from the grant was received in the first quarter of 2023. The Company's CPRIT grant expired during 2023 and no additional amounts are expected to be recognized or received.

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

The number of anti-dilutive shares, consisting of common shares underlying (i) common stock options, (ii) stock purchase warrants, (iii) rights entitling holders to receive warrants to purchase the Company's common shares, and (iv) restricted stock units which have been excluded from the computation of diluted loss per share, was approximately 1,282,535 and 1,443,812 shares as of June 30, 2024 and 2023, respectively.

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
The Company accounts for uncertain tax positions in accordance with the provisions of ASC 740. When uncertain tax positions exist, the Company recognizes the tax benefit of tax positions to the extent that the benefit will more likely than not be realized. The determination as to whether the tax benefit will more likely than not be realized is based upon the technical merits of the tax position as well as consideration of the available facts and circumstances. As of June 30, 2024 and December 31, 2023, the Company did not have any significant uncertain tax positions and no interest or penalties have been charged. The Company's practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company is subject to routine audits by taxing jurisdictions.
NOTE 3. GRANT RECEIVABLE FROM CPRIT
Grants receivable balances are zero at June 30, 2024 and December 31, 2023. During the six months ended June 30, 2024 and 2023, the Company received $0.1 million and $1.5 million from CPRIT, respectively. Since inception, the Company has received approximately $16.1 million under the grant. The grant was closed in 2023.

NOTE 4. PREPAID EXPENSES AND OTHER CURRENT ASSETS
Prepaid expenses and other current assets at June 30, 2024 and December 31, 2023 consisted of the following:

	June 30, 2024	December 31, 2023
Insurance	$89,497	$468,495
Other prepaid and current assets	151,571	151,268
Total prepaid expenses and other current assets	$241,068	$619,763
Insurance is mainly comprised of prepaid directors' and officers' insurance. In July 2023, the Company financed its directors and officers' insurance premium with a short term note, the principal amount of which is approximately $0.6 million bearing interest at a rate of 7.87%. The note payable balance, which was included within Current Liabilities on the Condensed Consolidated Balance Sheet was $0 million at June 30, 2024.
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

NOTE 7. STOCKHOLDERS' EQUITY
Common Stock - Issuances
During the six months ended June 30, 2024 , the Company sold 44,219 shares of common stock in an "at the market offering" ("ATM") with gross proceeds of $0.1 million. During the six months ended June 30, 2023, the Company sold 87,034 ATM shares with gross proceeds of $1.7 million.
On May 11, 2023, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with an accredited investor (the “Investor”), pursuant to which the Company agreed to issue and sell to the Investor in a private placement (the “Offering”) (i) 41,250 shares (the “Shares”) of the Company’s common stock, par value $0.0001 per share (the “Common Stock”), (ii) pre-funded warrants (the “Pre-Funded Warrants”) to purchase up to 413,296 shares of Common Stock, (iii) Series A-1 warrants (the “Series A-1 Warrants”) to purchase up to 454,546 shares of Common Stock and (iv) Series A-2 warrants (the “Series A-2 Warrants”) and together with the Series A-1 Warrants, the “Common Stock Warrants,” and together with the Pre-Funded Warrants, the “Warrants”) to purchase up to 454,546 shares of Common Stock, at a purchase price of (a) $13.20 per Share and accompanying Common Stock Warrants and (b) $13.1992 per Pre-Funded Warrant and accompanying Common Stock Warrants. The aggregate gross proceeds from the Offering were approximately $6.0 million, exclusive of placement agent fees and expenses and other offering expenses. The Offering closed on May 16, 2023.

During the six months ended June 30, 2024, the Company issued 104,750 shares of its Common Stock upon the exercise of Pre-Funded Warrants.
Warrants Exercisable for Cash
The Company has five-year (5) warrants outstanding that were issued in February 2020 and subsequently modified in December 2020 in connection with the issuance of additional inducement warrants. The warrants are exercisable at a price per share of $230.00. The inducement warrants expire on June 11, 2026, and are exercisable at a price per share of $236.40. The Company has five-and-one-half-year (5.5) year warrants outstanding that were issued in April 2022, with an exercise price of $67.98 per share. The warrants became exercisable six months following the issuance date and will expire five and one-half years from the issuance date.
The Company's Series A-1 Warrants are exercisable for a period of five and one-half (5.5) years from the issuance date at an exercise price of $11.20 per share. Series A-2 Warrants are exercisable for a period of eighteen (18) months from the issuance date at an exercise price of $11.20 per share. Each Pre-Funded Warrant was sold in lieu of shares of Common Stock, are exercisable immediately upon issuance, have an exercise price of $0.0008 per share and expire when exercised in full.
In connection with the above mentioned Offering, the Company issued warrants to representatives to purchase up to 31,818 shares of common stock at an exercise price per share of $16.5 and a term of five and one-half (5.5) years.
As of June 30, 2024 and 2023, approximately 1,250,850 and 1,428,896 warrants remain outstanding (235,250 and 413,296 are Pre-Funded Warrants), respectively.
The terms of the outstanding warrants require the Company, upon the consummation of any fundamental transaction to, among other obligations, cause any successor entity resulting from the fundamental transaction to assume the Company's obligations under the warrants and the associated transaction documents. In addition, holders of warrants are entitled to participate in any fundamental transaction on an as-converted or as-exercised basis, which could result in the holders of the Company's common stock receiving a lesser portion of the consideration from a fundamental transaction. In addition, certain of our outstanding warrants provide that, in the event of a fundamental transaction that is approved by our board of directors, the holders of such warrants have the option to require us to pay to such holders an amount of cash equal to the Black-Scholes value of the warrants. Such amount could be significantly more than the warrant holders would otherwise receive if they were to exercise their warrants and receive the same consideration as the other holders of common stock, which in turn could reduce the consideration that holders of common stock would be concurrently entitled to receive in such fundamental transaction. The terms of the warrants could also impede the Company's ability to enter into certain transactions or obtain additional financing in the future.
NOTE 8. EQUITY-BASED COMPENSATION
Equity Incentive Plans
The Company has granted options to employees, directors, and consultants under the 2015 Equity Incentive Plan (the "2015 Plan"). The 2015 Plan provides for the grant of incentive stock options ("ISOs"), nonstatutory stock options, restricted stock awards, restricted stock units, stock appreciation rights, performance-based stock awards and other stock-based awards. Additionally, the 2015 Plan provides for the grant of performance-based cash awards. ISOs may be granted only to the Company's employees. All other awards may be granted to the Company's employees, including officers, and to non-employee directors and consultants. As of June 30, 2024, there were approximately 9,844 shares remaining available for grant awards under the 2015 Plan.
During the six-month periods ended June 30, 2024 and 2023, the Company awarded 21,125 and 0 stock options to its employees and directors, pursuant to the plan described above. Stock options generally vest over one to four years and have a contractual term of ten years. Stock options are valued using the Black-Scholes option pricing model and compensation cost is recognized based on the resulting value over the service period. Expected volatilities utilized in the model are based on implied volatilities from traded stocks of peer companies. Similarly, the dividend yield is based on historical experience and the estimate of future dividend yields. The risk-free interest rate is derived from the U.S. Treasury yield curve in effect at the time of grant. The expected term of the options is based on the average period the stock options are expected to remain outstanding. The fair value of the option grants awarded during the six - month period ended June 30, 2024 was $0.1 million, which has been estimated with the following assumptions on the grant date.

Six Months Ended June 30
2024
Risk-free interest rate	4.25%-4.61%
Volatility	106.07% - 123.31%
Expected life (years)	5.00-6.00
Expected dividend yield	0%
During the six months ended June 30, 2023, the Company awarded 1,525 restricted stock units to its employees and 4,580 restricted stock awards to its officers and directors, pursuant to the plan described above. Both the restricted stock units and restricted stock awards are valued at the closing price $12.56 of the Company's common stock on the grant date, and generally vest over one to four years. Total fair value of the restricted stock awards and restricted stock units awarded during the six - month period ended June 30, 2023 is $76,679.

The following table summarizes stock option activity for employees and non-employees for the six months ended June 30, 2024 and 2023:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)
Outstanding at December 31, 2022	13,391	$189.36	8.29
Granted	—
Exercised	—
Forfeited	—
Expired	—
Outstanding at June 30, 2023	13,391	$189.36	8.04
Exercisable at June 30, 2023	7,484	$226.40	7.83

Outstanding at December 31, 2023	11,164	$190.24	7.26
Granted	21,125	$3.02
Exercised	—
Forfeited	735
Expired	—
Outstanding at June 30, 2024	31,554	$66.75	8.71
Exercisable at June 30, 2024	8,692	$209.91	6.64

As of June 30, 2024 and 2023, there was approximately $0.2 million and $0.6 million, respectively, of total unrecognized compensation cost related to unvested stock options. Total unrecognized compensation cost will be adjusted for future changes in employee and non-employee forfeitures, if any. The Company expects to recognize that cost over a remaining weighted-average period of 0.99 years.

NOTE 9 SUBSEQUENT EVENTS
In July 2024, the Company sold 564,730 shares of its common stock in its ATM program with gross proceeds of $1.5 million, and issued 235,250 shares of its common stock upon the exercise of Pre-Funded Warrants.

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
Recent Developments
On June 14, 2024, we filed a Certificate of Amendment to our restated certificate of incorporation (as amended, the "Certificate of Amendment"), with the Secretary of State of Delaware, to effect a one-for-8 reverse stock split of our issued and outstanding shares of common stock. Beginning with the opening of trading on June 17, 2024, our common stock was traded on Nasdaq Capital Market on a split-adjusted basis under a new CUSIP number 79400X404.
On June 17, 2024, The University of Texas MD Anderson Cancer Center (“MDACC”) announced that investigators at the MDACC Leukemia department presented clinical data on seclidemstat in patients with myelodysplastic syndrome and chronic myelomonocytic leukemia at the 2024 European Hematology Association (EHA) Hybrid Congress. Investigators reported a 43% overall response rate among 14 predominantly higher risk myelodysplastic syndrome and myelomonocytic leukemia patients who previously failed or relapsed after hypomethylating agent therapy median overall survival was 18.5 months (95% CI, range 6.1-30.9 months) with median event-free survival of 7.2 months (95% CI, range 6.3-8.2 months).

On July 9, 2024, we were notified by researchers at MDACC that a patient in MDACC’s sponsored clinical trial evaluating seclidemstat (SP-2577) in combination with azacitidine in adult patients with myelodysplastic syndromes and chronic myelomonocytic leukemia experienced a serious and unexpected grade 4 adverse event. Per protocol, the U.S. Food and Drug Administration (FDA) was notified and MDACC subsequently received notification from the FDA placing the clinical trial on partial clinical hold. Under the partial clinical hold, no new patients may be enrolled at this time, but currently enrolled subjects may continue treatment and all study procedures if they are benefiting. We intend to support researchers at MDACC to analyze the available data and respond to questions submitted by the FDA.
On July 19, 2024, we announced we decided to close our ongoing Phase 1/2 clinical trial evaluating seclidemstat for Ewing sarcoma, including closing the remaining clinical trial sites. We are terminating the ongoing clinical trial in an effort to conserve cash while our Board of Directors continues its exploration of potential strategic alternatives focused on maximizing shareholder value and potential options to continue the clinical development for Ewing sarcoma in the future. We intend to continue supporting MDACC in MDACC’s sponsored clinical trial evaluating seclidemstat (SP-2577) in combination with azacitidine in adult patients with myelodysplastic syndromes and chronic myelomonocytic leukemia, which remains on partial clinical hold following a serious and unexpected grade 4 adverse event.
In July 2024, we sold 564,730 shares of our common stock in an "at the market offering" ("ATM") with gross proceeds of $1.5 million, and issued 235,250 shares of common stock upon the exercise of certain pre-funded warrants.
Overview
We are a clinical-stage biopharmaceutical company focused on developing effective treatments for parties with cancer with high, unmet medical need. Specifically, we are concentrated on developing treatments for cancers caused by dysregulated gene expression, i.e., genes which are incorrectly turned on or off. We have two classes of drugs that address gene dysregulation: targeted protein inhibitors and targeted protein degraders. Our technologies have the potential to work in both liquid and solid tumors. Our current pipeline consists of two small molecule drugs: 1) SP-3164, targeted protein degrader, and 2) seclidemstat (SP-2577), a targeted inhibitor. We are located in Houston, Texas. On August 8, 2023, we announced that we retained Canaccord Genuity, LLC to lead a comprehensive review of strategic alternatives focusing on maximizing stockholder value, including but not limited to, an acquisition, merger, reverse merger, divestiture of assets, licensing, or other strategic transactions involving our company. In connection with the evaluation of strategic alternatives and in order to extend our resources, we implemented multiple cost-savings plans to extend our expected cash runway into the first half of 2025.
We have no products approved for commercial sale and have not generated any revenue from product sales. We have never been profitable and have incurred operating losses in each year since inception. We had an accumulated deficit of $79.5 million as of June 30, 2024. Substantially all of our operating losses resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations. As of June 30, 2024, we had cash and cash equivalents of $3.3 million. In July 2024, we sold 564,730 shares of our common stock in an ATM offering with gross proceeds of $1.5 million.
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
The lack of revenue from product sales to date and recurring losses from operations since our inception raise substantial doubt as to our ability to continue as a going concern. We will continue to require substantial additional capital to continue our operations and any clinical development activities that we determine to advance and will need such additional capital within the next several months to continue to fund our operations beyond the first half of 2025. The amount and timing of our future funding requirements will depend on many factors, including the results of our evaluation of strategic alternatives, and our Board’s consideration of potential options to continue the clinical development for Ewing sarcoma in the future. Failure to raise capital as and when needed, on favorable terms or at all, would have a material negative impact on our financial condition and our ability to continue our operations.
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
SP-2577 Ewing Sarcoma

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

On July 19, 2024, we announced we have determined to close our ongoing Phase 1/2 clinical trial evaluating seclidemstat for Ewing sarcoma, including closing the remaining clinical trial sites. We terminated the ongoing clinical trial in an effort to conserve cash while our Board of Directors continues its exploration of potential strategic alternatives. We intend to continue supporting MDACC in MDACC’s sponsored clinical trial evaluating seclidemstat (SP-2577) in combination with azacitidine in adult patients with myelodysplastic syndromes and chronic myelomonocytic leukemia, which remains on partial clinical hold following a serious and unexpected grade 4 adverse event.

Results of Operations
Three months ended June 30, 2024 Compared to the Three months ended June 30, 2023
The following table sets forth the condensed consolidated results of our operations for the three months ended June 30, 2024 compared to June 30, 2023.

	Three months ended June 30,		$ Change
	2024	2023
Research and development expenses	$214,447	$2,351,852	$(2,137,405)
General and administrative expenses	1,253,070	1,619,543	(366,473)
Interest income, net and other	43,084	94,087	(51,003)
Net loss	$1,424,433	$3,877,308	$(2,452,875)

Research and Development Expenses
Research and development expenses decreased during the three months ended June 30, 2024 compared to the same period in 2023 primarily related to the cost-savings plan implemented in the third quarter of 2023 which included a significant reduction in operating personnel.

	SP-2577		SP-3164
Research and development costs by candidates and by categories:	Three months ended June 30,
	2024	2023	2024	2023
Outsourced research and development costs	$30,527	$544,937	$17,791	$773,463
Employee-related costs	—	515,242	—	52,092
Manufacturing and laboratory costs	57,946	14,753	108,183	451,365
Total research and development costs	$88,473	$1,074,932	$125,974	$1,276,920

General and Administrative Expenses
General and administrative expenses were $1.3 million during the three months ended June 30, 2024, compared to $1.6 million for the three months ended June 30, 2023. The decrease is related to cost savings plan activities put in place in the third quarter of 2023 including lower personnel cost, insurance expense, and facility costs offset by higher legal expenses.

Six months ended June 30, 2024 Compared to Six months ended June 30, 2023
The following table sets forth the condensed consolidated results of our operations for the Six months ended June 30, 2024 compared to June 30, 2023.

	Six months ended June 30,		$ Change
	2024	2023
Research and development expenses	$457,449	$6,077,440	$(5,619,991)
General and administrative expenses	2,781,683	3,314,618	(532,935)
Interest income, net and other	99,409	173,977	(74,568)
Net loss	$3,139,723	$9,218,081	$(6,078,358)

Research and Development Expenses
Research and development expenses decreased during the six months ended June 30, 2024 compared to the same period in 2023 primarily related to the cost-savings plan implemented in the third quarter of 2023 which included a significant reduction in operating personnel.

	SP-2577		SP-3164
Research and development costs by candidates and by categories:	Six months ended June 30,
	2024	2023	2024	2023
Outsourced research and development costs	$171,373	$1,257,762	$54,328	$2,543,587
Employee-related costs	—	1,055,618	—	103,066
Manufacturing and laboratory costs	73,216	105,575	158,532	1,011,832
Total research and development costs	$244,589	$2,418,955	$212,860	$3,658,485

General and Administrative Expenses
General and administrative expenses were $2.8 million during the six months ended June 30, 2024, compared to $3.3 million for the six months ended June 30, 2023. The decrease is related to cost savings plan activities put in place in the third quarter of 2023 including lower personnel cost, a one time reduction of bad debt expense, lower insurance and facility expenses, which were partially offset by contracture separation costs of $0.5 million incurred and paid during the six month period ended June 30, 2024 in connection with our President and Chief Executive Officer ending his full-time employment and transitioning to a part-time consultant role, effective February 20, 2024 and higher legal costs compared to the same period in the prior year. There were no separation costs during the same period in 2023.

Liquidity and Capital Resources
Overview
Since inception, we have incurred operating losses and we anticipate that we will continue to incur losses for the foreseeable future. In August 2023, we commenced a process to explore and evaluate strategic alternatives to enhance shareholder value, which could result in a fundamental transaction as defined by certain of our outstanding warrants to purchase shares of our common stock. The terms of certain of the outstanding warrants require us, upon the consummation of any fundamental transaction to, among other obligations, cause any successor entity resulting from the fundamental transaction to assume our obligations under the warrants and the associated transaction documents. In addition, holders of warrants are entitled to participate in any fundamental transaction on an as-converted or as-exercised basis, which could result in the holders of our common stock receiving a lesser portion of the consideration from a fundamental transaction. In addition, certain of our outstanding warrants provide that, in the event of a fundamental transaction that is approved by our board of directors, the holders of such warrants have the option to require us to pay to such holders an amount of cash equal to the Black-Scholes value of the warrants. Such amount could be significantly more than the warrant holders would otherwise receive if they were to exercise their warrants and receive the same consideration as the other holders of common stock, which in turn could reduce the consideration that holders of common stock would be concurrently entitled to receive in such fundamental transaction. The terms of the warrants could also impede our ability to enter into certain transactions or obtain additional financing in the future. In conjunction with our exploration of strategic alternatives, we are exploring opportunities to extend our resources.
As of June 30, 2024, cash and cash equivalents totaled $3.3 million, which were held in bank deposit accounts and a money market account. Working capital totaled $2.3 million as of June 30, 2024. Our cash and cash equivalents balance decreased during the six months ended June 30, 2024, primarily due to cash used in operating activities. We believe that our $3.3 million in cash and cash equivalents on hand as of June 30, 2024, plus the additional $1.5 million of net proceeds from sales of shares of our common stock pursuant to the ATM offering is sufficient to fund our current and restructured operations into the first half of 2025. Our stockholders' equity balance was $2.4 million at June 30, 2024, however we believe the balance is above $2.5 million as of the day we file our Form 10-Q on August 9, 2024.

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

Cash Flows

	Six months ended June 30,
	2024	2023
Net cash (used in) provided by in:
Operating activities	$(2,426,147)	$(7,585,882)
Financing activities	(200,940)	7,020,890
Net decrease in cash and cash equivalents	$(2,627,087)	$(564,992)

Operating Activities
Net cash used in operating activities was $2.4 million in the current period, a decrease of approximately $5.2 million from the same period a year ago. The decrease is primarily due to significantly reduced operating expenses during the current quarter compared to the same period last year.

Financing Activities
Net cash used by financing activities for the six months ended June 30, 2024 was $0.2 million, mainly resulting from the repayments on notes payable for D&O insurance. Net cash provided by financing activities for the six months ended June 30, 2023 was $7.0 million, resulting from the Company's sale of common shares under its ATM offering and Purchase Agreement . Please refer to Notes 4 and 7 for more information.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the

Exchange Act, as of June 30, 2024. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2024, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting

During the three months ended June 30, 2024, there was no significant change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

We are not a party to any material legal proceedings on the date of this report. We may from time to time become involved in legal proceedings arising in the ordinary course of business, and the resolution of any such claims could be material.

Item 1A.	Risk Factors

Except as set forth below, there have been no material changes in our risk factors set forth in Part I, “ Item 1A. Risk Factors” in our 2023 Form 10-K. The risk factors disclosed in Part I, “ Item 1A. Risk Factors” in our 2023 Form 10-K as supplemented by the risk factors below could materially adversely affect our business, financial condition, or results of operations. This Quarterly Report on Form 10-Q also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including these risks. Additional risks not currently known or currently material to us may also harm our business.

Risks Related to our Financial Position and Capital Needs and Company

We do not currently have sufficient working capital to fund our planned operations for the next twelve months and may not be able to continue as a going concern. There is uncertainty regarding our ability to maintain liquidity sufficient to operate our business, which raises substantial doubt about our ability to continue as a going concern.

We do not currently have adequate financial resources to fund our forecasted operating costs for at least twelve months from the filing of this report. As of June 30, 2024, our cash and cash equivalents totaled $3.3 million, which were held in bank deposit accounts and a money market account. Subsequent to June 30, 2024, we raised an additional $1.5 million of net proceeds from sales of shares of our common stock pursuant to the ATM offering. As of June 30, 2024, we have incurred an accumulated deficit of $79.5 million. For the six months ended June 30, 2024, we reported net losses of $3.1 million. As a result, we believe our existing cash resources are sufficient to meet our anticipated needs into the first half of 2025, even after taking into account our significantly reduced operations, we would need to raise additional capital in the next several months in order to avoid a wind down and dissolution of our company. Our auditor’s report on our financial statements for the year ended December 31, 2023 includes an explanatory paragraph related to the existence of substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to obtain additional equity or debt financing, attain further operating efficiencies, reduce expenditures, and, ultimately, to generate revenue. Since inception, we have incurred net losses and negative cash flows from operations. We may not ever obtain additional financing. Our existing cash and cash equivalents will not be sufficient to enable us to continue the clinical development and commercialization of our product candidates for any indications or to in license any other product candidates and develop them. Although we are currently exploring various strategic alternatives, these strategic alternatives may not be successful in the next several months prior to our cash position getting to the point that we will need to pursue the winding down and dissolution of our company. If we do not raise capital in the next several months or engage a strategic partner, we will be forced to cease operations and liquidate our assets and seek bankruptcy protection or engage in a similar process. As such, we cannot conclude that such plans will be effectively implemented within one year after the date of this prospectus and there is uncertainty regarding our ability to maintain liquidity sufficient to operate our business effectively, which raises substantial doubt about our ability to continue as a going concern.

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

Our common stock may be subject to delisting from Nasdaq.

Our common stock is currently listed on the Nasdaq Capital Market, or Nasdaq. To maintain our listing on Nasdaq, we are required to maintain: (i) a minimum bid price of $1.00 per share, (ii) a market value of publicly held securities of $1 million, (iii) a certain number of round lot stockholders and (iv) one of the following: a net income from continuing operations (in the latest fiscal year or two of the three last fiscal years) of at least $500,000, a market value of listed securities of at least $35 million or a stockholders' equity of at least $2.5 million. Nasdaq has the authority to delist our common stock if we fail to maintain these minimum requirements. In addition, Nasdaq may delist us if, based on Nasdaq’s review of our company and pursuant to Nasdaq Listing Rule 5101, Nasdaq believes that we are a “public shell” and that the continued listing of our securities in no longer warranted. We have no current plans to delist our shares of common stock from Nasdaq. However, following the decision to close the clinical development of seclidemstat for Ewing sarcoma, we may be treated as a public shell under Nasdaq rules. Although Nasdaq evaluates whether a listed company is a public shell company based on a facts and circumstances determination, a Nasdaq-listed company with no or nominal operations and either no or nominal assets, assets consisting solely of cash and cash equivalents, or assets consisting of any amount of cash and cash equivalents and nominal other assets is generally considered to be a public shell company. Listed companies determined to be public shell companies by Nasdaq may be subject to delisting proceedings or additional and more stringent listing criteria.

As of August 2, 2024, the market value of our publicly held securities was approximately $1.3 million. Further, as of June 30, 2024, (i) we had a total stockholders’ equity of approximately $2.3 million, (ii) we have not had net income in any period during this fiscal year or either of the two last fiscal years and (iii) the market value of our listed securities is below $35 million. As of August 2, 2024, we believe our stockholders’ equity exceeded $2.5 million from our sale of shares of common stock pursuant to the ATM offering in July 2024, but Nasdaq could still submit a delisting notice given that our total stockholders’ equity as of June 30, 2024 was below $2.5 million. If the market value of our publicly held securities drops below $1 million and/or our total stockholders’ equity drops below $2.5 million, we will be subject to delisting from Nasdaq subject to certain applicable cure periods.

We are actively monitoring the market value of our publicly held securities and our stockholders’ equity and will consider any and all options available to us to maintain compliance. There can be no assurance, however, that we will be able to maintain compliance and meet Nasdaq’s continued listing requirements.

If our common stock is delisted from Nasdaq, whether because Nasdaq determines we are a “public shell” or we fail to maintain compliance with the continued listed requirements, or otherwise, our securities may qualify for trading over-the-counter, or OTC, in the United States on a market colloquially referred to as the “Pink Sheets.” Securities quoted on OTC are generally subject to lesser requirements than securities listed for trading on a U.S. national stock exchange, such as Nasdaq, including reduced corporate governance and public reporting standards. If

Nasdaq should delist our common stock from trading, a reduction in some or all of the following may occur, each of which could have a material adverse effect on holders of our common stock: the liquidity of our common stock; the market price of the common stock; the number of institutional and general investors that will consider investing in the common stock; the number of investors in general that will consider investing in the common stock; the number of market makers in our common stock; the availability of information concerning the trading prices and volume of the common stock; and the number of broker-dealers willing to execute trades in our common stock. In addition to the foregoing, there are certain consequences under the Securities Act of being a public shell company, including the unavailability of Rule 144 thereunder for the resale of restricted securities and the inability to utilize Form S-8 for the registration of employee benefit plan securities.

Actions of an activist stockholder against us could be disruptive and costly, may cause uncertainty about the strategic direction of our business, result in litigation, divert management’s and the board’s attention and resources, and may have an adverse effect on our business.

From time to time, we may be subject to proposals by activist stockholders urging us to take certain corporate actions or to nominate certain individuals to our board of directors. For example, Elvin Lee has provided notice to us that he intends to propose two nominees to stand for election to the our board of directors in opposition to any nominees recommended by our board of directors.

Future activist stockholder matters, including a proxy contest and potential related litigation, could have a material adverse effect on us for the following reasons:

•Such stockholders may attempt to effect changes in our governance and strategic direction or to acquire control over the board of directors or the Company.
•While we welcome the opinions of all stockholders, responding to proxy contests and related litigation by stockholders has been, and could be, costly and time-consuming, and could disrupt our operations, and divert the attention of our board of directors, management team and other employees away from their regular duties and the pursuit of business opportunities to enhance stockholder value.
Perceived uncertainties as to our future direction, strategy or leadership created as a consequence of activist stockholder initiatives may harm our ability to attract new investors, and could cause our stock price to experience periods of volatility or stagnation based on temporary or speculative market perceptions or other factors that do not necessarily reflect the underlying fundamentals and prospects of our business.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

No sales or issuances of unregistered securities occurred that have not previously been disclosed in a Current Report on Form 8-K.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
Not Applicable

Item 5.	Other Information

Item 6.	Exhibits

Exhibit number	Description of Document

3.1	Amended and Restated Certificate of Incorporation of the Registrant, incorporated by reference to Exhibit 3.1 of the Form 8-K filed on February 9, 2015
3.2
Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant filed with the Secretary of State of Delaware on July 18, 2019, incorporated by reference to Exhibit 3.1 of the Form 8-K filed on July 22, 2019

3.3
Certificate of Amendment to the Amended and Restated Certificate of Incorporation filed with the Secretary of State of Delaware on October 14, 2022, incorporated by reference to Exhibit 3.1 of the Form 8-K filed on October 14, 2022

3.4	Amended and Restated Bylaws of the Registrant, effective July 19, 2019, incorporated by reference to Exhibit 3.2 of the Form 8-K filed on July 22, 2019
3.5	Amendment to Amended and Restated Bylaws of the Registrant, effective April 1, 2022, incorporated by reference to Exhibit 3.1 of the Form 8-K filed on April 1, 2022
3.6
Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Salarius Pharmaceuticals, Inc., effective June 14, 2024, incorporated by reference to Exhibit 3.1 of the Form 8-K filed on June 14, 2024

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
101.0
The following materials from Salarius Pharmaceuticals, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, formatted in XBRL (eXtensible Business Reporting Language):(i) Unaudited Condensed Consolidated Balance Sheets, (ii) Unaudited Condensed Consolidated Statements of Operations (iii) Unaudited Condensed Consolidated Statements of Stockholders' Equity (Deficit), (iv) Unaudited Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Unaudited Consolidated Financial Statements.

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

SALARIUS PHARMACEUTICALS, INC.

		By:	/s/ David J. Arthur
David J. Arthur President and Chief Executive Officer (Principal Executive Officer)

		By:	/s/ Mark J. Rosenblum
Mark J. Rosenblum Chief Financial Officer and Executive Vice President of Finance (Principal Financial Officer and Principal Accounting Officer)

Date:	August 9, 2024