Form 10-Q
period 2024-09-30
Salarius Pharmaceuticals, Inc.
filed 2024-11-14
CIK 1615219

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
OR
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

As of November 11, 2024, there were 1,441,157 shares of common stock outstanding.

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

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

SALARIUS PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2024	December 31, 2023
	(Unaudited)	(Audited)
Assets
Current assets:
Cash and cash equivalents	$3,284,029	$5,899,910
Prepaid expenses and other current assets	538,617	619,763
Total current assets	3,822,646	6,519,673
Other assets	36,518	66,850
Total assets	$3,859,164	$6,586,523
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$165,801	$602,853
Accrued expenses and other current liabilities	439,931	406,745
Notes payable	328,849	289,643
Total liabilities	934,581	1,299,241

Commitments and contingencies (Note 5)

Stockholders' equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; 0 issued and outstanding	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized; 1,441,157 and 492,304 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	144	49
Additional paid-in capital	83,384,124	81,635,074
Accumulated deficit	(80,459,685)	(76,347,841)
Total stockholders' equity	2,924,583	5,287,282
Total liabilities and stockholders' equity	$3,859,164	$6,586,523

See accompanying notes to condensed consolidated financial statements.

SALARIUS PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2024	2023	2024	2023
Operating expenses:
Research and development	$137,234	$1,036,354	$594,683	$7,113,794
General and administrative	869,237	1,495,831	3,650,920	4,810,449
Total operating expenses	1,006,471	2,532,185	4,245,603	11,924,243
Loss before other income (expense)	(1,006,471)	(2,532,185)	(4,245,603)	(11,924,243)
Interest income, net and other	34,350	89,369	133,759	263,346
Loss from continuing operations	(972,121)	(2,442,816)	(4,111,844)	(11,660,897)
Net loss	$(972,121)	$(2,442,816)	$(4,111,844)	$(11,660,897)

Loss per common share — basic and diluted (1)	$(0.76)	$(5.21)	$(5.13)	$(30.71)
Weighted-average number of common shares outstanding — basic and diluted (1)	1,281,869	469,254	801,395	379,693

(1) Share and per share amounts have been restated to reflect the 1-for-8 reverse stock split effected in June 14, 2024 on retroactive basis for all periods presented.

See accompanying notes to condensed consolidated financial statements.

SALARIUS PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30
	2024	2023
Operating activities
Net loss	$(4,111,844)	$(11,660,897)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,318	8,946
Equity-based compensation expense	222,685	439,462
Grant receivable write-off	—	130,000
Changes in operating assets and liabilities:
Grants receivable	—	1,480,490
Prepaid expenses and other assets	506,888	671,848
Accounts payable	(437,052)	(1,769,690)
Accrued expenses and other current liabilities	33,186	(635,067)
Net cash used in operating activities	(3,782,819)	(11,334,908)

Financing activities
Proceeds from issuance of equity securities, net	1,526,460	6,920,530
Payments on note payable	(359,522)	(111,469)
Net cash (used in) provided by financing activities	1,166,938	6,809,061

Net decrease in cash, cash equivalents and restricted cash	(2,615,881)	(4,525,847)
Cash, cash equivalents and restricted cash at beginning of period	5,899,910	12,106,435
Cash, cash equivalents and restricted cash at end of period	$3,284,029	$7,580,588

Supplemental disclosure of cash flow information:
Non-cash investing and financing activities:
Cash paid for interest	$12,064	$6,799
Accrued issuance costs for issuance of equity securities	$—	$—
Insurance premium financed by note payable	$398,728	$570,560

See accompanying notes to condensed consolidated financial statements.

SALARIUS PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

	Common Stock (1)		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2022	281,987	$28	$74,189,728	$(63,805,148)	$10,384,608
Issuance of equity securities, net	17,812	2	311,679	—	311,681
Equity-based compensation expense	8,737	1	203,344	—	203,345
Net loss	—	—	—	(5,340,773)	(5,340,773)
Balance at March 31, 2023	308,536	$31	$74,704,751	$(69,145,921)	$5,558,861
Issuance of equity securities, net	110,472	11	6,608,779	—	6,608,790
Equity-based compensation expense	—	—	123,459	—	123,459
Net loss	—	—	—	(3,877,308)	(3,877,308)
Balance at June 30, 2023	419,008	$42	$81,436,989	$(73,023,229)	$8,413,802
Issuance of equity securities, net	73,296	7	52	—	59
Equity-based compensation expense	—	—	112,658	—	112,658
Net loss	—	—	—	(2,442,816)	(2,442,816)
Balance at September 30, 2023	492,304	$49	$81,549,699	$(75,466,045)	$6,083,703

Balance at December 31, 2023	492,304	$49	$81,635,074	$(76,347,841)	$5,287,282
Issuance of equity securities, net	47,000	5	33	—	38
Equity-based compensation expense	—	—	77,508	—	77,508
Net loss	—	—	—	(1,715,290)	(1,715,290)
Balance at March 31, 2024	539,304	$54	$81,712,615	$(78,063,131)	$3,649,538
Issuance of equity securities and other, net	101,873	10	65,070	—	65,080
Equity-based compensation expense	—	—	85,168	—	85,168
Net loss	—	—	—	(1,424,433)	(1,424,433)
Balance at June 30, 2024	641,177	$64	$81,862,853	$(79,487,564)	$2,375,353
Issuance of equity securities, net	799,980	80	1,461,262	—	1,461,342
Equity-based compensation expense	—	—	60,009	—	60,009
Net loss	—	—	—	(972,121)	(972,121)
Balance at September 30, 2024	1,441,157	$144	$83,384,124	$(80,459,685)	$2,924,583

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
Unaudited Interim Financial Information
The accompanying interim financial statements are unaudited. These unaudited interim financial statements have been prepared in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. These unaudited interim financial statements should be read in conjunction with the audited financial statements and accompanying notes for the year ended December 31, 2023 included elsewhere in the Company's Annual Report on Form 10-K filed with the SEC on March 22, 2024, as amended on April 22, 2024. In the opinion of management, the unaudited interim financial statements reflect all the adjustments (consisting of normal recurring adjustments) necessary to state fairly the Company’s financial position as of September 30, 2024 and the results of operations for the three and nine months ended September 30, 2024 and 2023. The interim results of operations are not necessarily indicative of the results that may occur for the full fiscal year. The December 31, 2023 balance sheet included herein was derived from the audited financial statements, but does not include all disclosures, including notes, required by GAAP for complete financial statements.

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
Grants Receivable and Revenue

Salarius’ source of revenue had been from a grant received from CPRIT. Grant revenue is recognized when qualifying costs are incurred and there is reasonable assurance that conditions of the grant have been met. Cash received from grants in advance of incurring qualifying costs is recorded as deferred revenue and recognized as revenue when qualifying costs are incurred. Final reimbursement from the grant was received in the first quarter of 2024. The Company's CPRIT grant expired during 2023 and no additional amounts are expected to be recognized or received.

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

The number of anti-dilutive shares, consisting of common shares underlying (i) common stock options, (ii) stock purchase warrants, (iii) rights entitling holders to receive warrants to purchase the Company's common shares, and (iv) restricted stock units which have been excluded from the computation of diluted loss per share, was approximately 1,047,070 and 1,370,516 shares as of September 30, 2024 and 2023, respectively.

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
The Company accounts for uncertain tax positions in accordance with the provisions of ASC 740. When uncertain tax positions exist, the Company recognizes the tax benefit of tax positions to the extent that the benefit will more likely than not be realized. The determination as to whether the tax benefit will more likely than not be realized is based upon the technical merits of the tax position as well as consideration of the available facts and circumstances. As of September 30, 2024 and December 31, 2023, the Company did not have any significant uncertain tax positions and no interest or penalties have been charged. The Company's practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company is subject to routine audits by taxing jurisdictions.
NOTE 3. GRANT RECEIVABLE FROM CPRIT
Grants receivable balances are zero at September 30, 2024 and December 31, 2023. During the nine months ended September 30, 2024 and 2023, the Company received $0.1 million and $1.5 million from CPRIT, respectively. Since inception, the Company has received approximately $16.1 million under the grant. The grant was closed in 2023.

NOTE 4. PREPAID EXPENSES AND OTHER CURRENT ASSETS
Prepaid expenses and other current assets at September 30, 2024 and December 31, 2023 consisted of the following:

	September 30, 2024	December 31, 2023
Insurance	$419,602	$468,495
Other prepaid and current assets	119,015	151,268
Total prepaid expenses and other current assets	$538,617	$619,763
Insurance is mainly comprised of prepaid directors' and officers' insurance. In July 2024, the Company financed its directors and officers' insurance premium with a short term note, the principal amount of which is approximately $0.4 million bearing interest at a rate of 9.74%. The note payable balance, which was included within Current Liabilities on the Condensed Consolidated Balance Sheet was $0.3 million at both September 30, 2024 and December 31, 2023.
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

NOTE 7. STOCKHOLDERS' EQUITY
Common Stock - Issuances
During the nine months ended September 30, 2024 and September 30, 2023, the Company sold 608,949 and 87,034 shares of common stock in an "at the market offering" ("ATM") with gross proceeds of $1.7 million and $1.7 million, respectively.

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
During the nine months ended September 30, 2024 and September 30, 2023 , the Company issued 340,000 and 73,296 shares of its Common Stock upon the exercise of Pre-Funded Warrants.
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
The Company's Series A-1 Warrants are exercisable for a period of five and one-half (5.5) years from the issuance date at an exercise price of $11.20 per share, expiring on November 16, 2028. Series A-2 Warrants expired on November 18, 2024. Each Pre-Funded Warrant was sold in lieu of shares of Common Stock, are exercisable immediately upon issuance, have an exercise price of $0.0008 per share and expire when exercised in full. At September 30, 2024, there were zero Pre- Funded Warrants outstanding.
In connection with the above mentioned Offering, the Company issued warrants to representatives to purchase up to 31,818 shares of common stock at an exercise price per share of $16.50 and a term of five and one-half (5.5) years.
As of September 30, 2024 and 2023, approximately 1,015,385 and 1,355,600 warrants remain outstanding (0 and 340,000 are Pre-Funded Warrants), respectively.
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
NOTE 8. EQUITY-BASED COMPENSATION
Equity Incentive Plans
The Company has granted options to employees, directors, and consultants under the 2015 Equity Incentive Plan (the "2015 Plan"). The 2015 Plan provides for the grant of incentive stock options ("ISOs"), nonstatutory stock options, restricted stock awards, restricted stock units, stock appreciation rights, performance-based stock awards and other stock-based awards. Additionally, the 2015 Plan provides for the grant of performance-based cash awards. ISOs may be granted only to the Company's employees. All other awards may be granted to the

Company's employees, including officers, and to non-employee directors and consultants. As of September 30, 2024, there were approximately 9,844 shares remaining available for grant awards under the 2015 Plan.
During the nine-month periods ended September 30, 2024 and 2023, the Company awarded 21,125 and 0 stock options to its employees and directors, pursuant to the plan described above. Stock options generally vest over one to four years and have a contractual term of ten years. Stock options are valued using the Black-Scholes option pricing model and compensation cost is recognized based on the resulting value over the service period. Expected volatilities utilized in the model are based on implied volatilities from traded stocks of peer companies. Similarly, the dividend yield is based on historical experience and the estimate of future dividend yields. The risk-free interest rate is derived from the U.S. Treasury yield curve in effect at the time of grant. The expected term of the options is based on the average period the stock options are expected to remain outstanding. The fair value of the option grants awarded during the nine - month period ended September 30, 2024 was $0.1 million, which has been estimated with the following assumptions on the grant date.

Nine Months Ended September 30
2024
Risk-free interest rate	4.25%-4.61%
Volatility	106.07% - 123.31%
Expected life (years)	5.00-6.00
Expected dividend yield	0%
During the nine months ended September 30, 2023, the Company awarded 1,525 restricted stock units to its employees and 4,580 restricted stock awards to its officers and directors, pursuant to the plan described above. Both the restricted stock units and restricted stock awards are valued at the closing price $12.56 of the Company's common stock on the grant date, and generally vest over one to four years. Total fair value of the restricted stock awards and restricted stock units awarded during the nine - month period ended September 30, 2023 is $76,679.

The following table summarizes stock option activity for employees and non-employees for the nine months ended September 30, 2024 and 2023:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)
Outstanding at December 31, 2022	13,391	$189.36	8.29
Granted	—
Exercised	—
Forfeited	—
Expired	—
Outstanding at September 30, 2023	13,391	$189.36	7.54
Exercisable at September 30, 2023	8,893	$226.40	7.36

Outstanding at December 31, 2023	11,164	$190.24	7.26
Granted	21,125	$3.02
Exercised	—
Forfeited	735
Expired	—
Outstanding at September 30, 2024	31,554	$66.75	8.45
Exercisable at September 30, 2024	9,086	$206.48	6.41

As of September 30, 2024 and 2023, there was approximately $0.1 million and $0.4 million, respectively, of total unrecognized compensation cost related to unvested stock options. Total unrecognized compensation cost will be adjusted for future changes in employee and non-employee forfeitures, if any. The Company expects to recognize that cost over a remaining weighted-average period of 0.75 years.

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
Recent Development
On July 19, 2024, we announced we decided to close our ongoing Phase 1/2 clinical trial evaluating seclidemstat for Ewing sarcoma, including closing the remaining clinical trial sites. We are terminating the ongoing clinical trial in an effort to conserve cash while our Board of Directors continues its exploration of potential strategic alternatives focused on maximizing shareholder value and potential options to continue the clinical development for Ewing sarcoma in the future. We intend to continue supporting MD Anderson Cancer Center (“MDACC”) in MDACC’s sponsored clinical trial evaluating seclidemstat (SP-2577) in combination with azacitidine in adult patients with myelodysplastic syndromes and chronic myelomonocytic leukemia, which remains on partial clinical hold following a serious and unexpected grade 4 adverse event.
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
We have no products approved for commercial sale and have not generated any revenue from product sales. We have never been profitable and have incurred operating losses in each year since inception. We had an accumulated deficit of $80.5 million as of September 30, 2024. Substantially all of our operating losses resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations. As of September 30, 2024, we had cash and cash equivalents of $3.3 million. During the three month ended September 30, 2024, we sold 564,730 shares of our common stock in an ATM offering with gross proceeds of $1.5 million.
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

Results of Operations
Three months ended September 30, 2024 Compared to the Three months ended September 30, 2023
The following table sets forth the condensed consolidated results of our operations for the three months ended September 30, 2024 compared to September 30, 2023.

	Three months ended September 30,		$ Change
	2024	2023
Research and development expenses	$137,234	$1,036,354	$(899,120)
General and administrative expenses	869,237	1,495,831	(626,594)
Interest income, net and other	34,350	89,369	(55,019)
Net loss	$972,121	$2,442,816	$(1,470,695)

Research and Development Expenses
Research and development expenses decreased during the three months ended September 30, 2024 compared to the same period in 2023 primarily related to the cost-savings plan implemented in the third quarter of 2023 which included a significant reduction in operating personnel.

	SP-2577		SP-3164
Research and development costs by candidates and by categories:	Three months ended September 30,
	2024	2023	2024	2023
Outsourced research and development costs	$87,044	$174,886	$2,281	$103,541
Employee-related costs	—	484,247	—	104,503
Manufacturing and laboratory costs	1,989	12,575	45,920	156,602
Total research and development costs	$89,033	$671,708	$48,201	$364,646
General and Administrative Expenses
General and administrative expenses were $0.9 million during the three months ended September 30, 2024, compared to $1.5 million for the three months ended September 30, 2023. The decrease is related to cost savings plan activities put in place in the third quarter of 2023 including lower personnel cost, insurance expense, and facility costs that were offset by higher legal expenses.

Nine months ended September 30, 2024 Compared to Nine months ended September 30, 2023
The following table sets forth the condensed consolidated results of our operations for the nine months ended September 30, 2024 compared to September 30, 2023.

	Nine months ended September 30,		$ Change
	2024	2023
Research and development expenses	$594,683	$7,113,794	$(6,519,111)
General and administrative expenses	3,650,920	4,810,449	(1,159,529)
Interest income, net and other	133,759	263,346	(129,587)
Net loss	$4,111,844	$11,660,897	$(7,549,053)

Research and Development Expenses
Research and development expenses decreased during the nine months ended September 30, 2024 compared to the same period in 2023 primarily related to the cost-savings plan implemented in the third quarter of 2023 which included a significant reduction in operating personnel.

	SP-2577		SP-3164
Research and development costs by candidates and by categories:	Nine months ended September 30,
	2024	2023	2024	2023
Outsourced research and development costs	$258,417	$1,432,648	$56,609	$2,647,128
Employee-related costs	—	1,539,865	—	207,569
Manufacturing and laboratory costs	75,205	118,150	204,452	1,168,434
Total research and development costs	$333,622	$3,090,663	$261,061	$4,023,131

General and Administrative Expenses
General and administrative expenses were $3.7 million during the nine months ended September 30, 2024, compared to $4.8 million for the nine months ended September 30, 2023. The decrease is related to cost savings plan activities put in place in the third quarter of 2023 including lower personnel cost, a one-time reduction of bad debt expense, lower insurance and facility expenses, which were partially offset by contractual separation costs of $0.5 million incurred and paid during the nine month period ended September 30, 2024 in connection with our President and Chief Executive Officer ending his full-time employment and transitioning to a part-time consultant role, effective February 20, 2024 and slightly higher legal costs compared to the same period in the prior year.

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
As of September 30, 2024, cash and cash equivalents totaled $3.3 million, which were held in bank deposit accounts and a money market account. Working capital totaled $2.9 million as of September 30, 2024. Our cash and cash equivalents balance decreased during the nine months ended September 30, 2024, primarily due to cash used in operating activities. We believe that our $3.3 million in cash and cash equivalents on hand as of September 30, 2024 is sufficient to fund our current and restructured operations into the first half of 2025. Our stockholders' equity balance was $2.9 million at September 30, 2024.

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
Although we are currently exploring various strategic alternatives, these strategic alternatives may not be successful prior to our cash position getting to the point that we will need to pursue the winding down and dissolution of the Company. If we do not raise capital or successfully engage a strategic partner in the next several months, we will be forced to cease operations, liquidate our assets and possibly seek bankruptcy protection or engage in a similar process.
Cash Flows

	Nine months ended September 30,
	2024	2023
Net cash (used in) provided by in:
Operating activities	$(3,782,819)	$(11,334,908)
Financing activities	1,166,938	6,809,061
Net decrease in cash and cash equivalents	$(2,615,881)	$(4,525,847)

Operating Activities
Net cash used in operating activities was $3.8 million in the current period, a decrease of approximately $7.6 million from the same period a year ago. The decrease is primarily due to significantly reduced operating expenses and a significant reduction of accounts payable balance during the current period compared to the same period last year.

Financing Activities
Net cash provided by financing activities for the nine months ended September 30, 2024 was $1.2 million, mainly resulting from the Company's sale of common shares under the ATM program offset by the repayments on notes payable for D&O insurance. Net cash provided by financing activities for the nine months ended September 30, 2023 was $6.8 million, resulting from the Company's sale of common shares under its ATM offering and Purchase Agreement . Please refer to Notes 4 and 7 for more information.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of September 30, 2024. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2024, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting

During the three months ended September 30, 2024, there was no significant change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We do not currently have adequate financial resources to fund our forecasted operating costs for at least twelve months from the filing of this report. As of September 30, 2024, our cash and cash equivalents totaled $3.3 million, which were held in bank deposit accounts and a money market account. September 30, 2024, we have incurred an accumulated deficit of $80.5 million. For the nine months ended September 30, 2024, we reported net losses of $4.1 million. As a result, we believe our existing cash resources are sufficient to meet our anticipated needs into the first half of 2025, even after taking into account our significantly reduced operations, we would need to raise additional capital in the next several months in order to avoid a wind down and dissolution of our company. Our auditor’s report on our financial statements for the year ended December 31, 2023 includes an explanatory paragraph related to the existence of substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to obtain additional equity or debt financing, attain further operating efficiencies, reduce expenditures, and, ultimately, to generate revenue. Since inception, we have incurred net losses and negative cash flows from operations. We may not ever obtain additional financing. Our existing cash and cash equivalents will not be sufficient to enable us to continue the clinical development and commercialization of our product candidates for any indications or to in license any other product candidates and develop them. Although we are currently exploring various strategic alternatives, these strategic alternatives may not be successful in the next several months prior to our cash position getting to the point that we will need to pursue the winding down and dissolution of our company. If we do not raise capital in the next several months or engage a strategic partner, we will be forced to cease operations and liquidate our assets and seek bankruptcy protection or engage in a similar process. As such, we cannot conclude that such plans will be effectively implemented within one year after the date of this prospectus and there is uncertainty regarding our ability to maintain liquidity sufficient to operate our business effectively, which raises substantial doubt about our ability to continue as a going concern.

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

Our common stock is currently listed on the Nasdaq Capital Market, or Nasdaq. To maintain our listing on Nasdaq, we are required to maintain: (i) a minimum bid price of $1.00 per share, (ii) a market value of publicly held securities of $1 million, (iii) a certain number of round lot stockholders and (iv) one of the following: a net income from continuing operations (in the latest fiscal year or two of the three last fiscal years) of at least $500,000, a market value of listed securities of at least $35 million or a stockholders' equity of at least $2.5 million (the "Stockholders' Equity Requirement). Nasdaq has the authority to delist our common stock if we fail to maintain these minimum requirements. In addition, Nasdaq may delist us if, based on Nasdaq’s review of our company and pursuant to Nasdaq Listing Rule 5101, Nasdaq believes that we are a “public shell” and that the continued listing of our securities in no longer warranted. We have no current plans to delist our shares of common stock from Nasdaq. However, following the decision to close the clinical development of seclidemstat for Ewing sarcoma, we may be treated as a public shell under Nasdaq rules. Although Nasdaq evaluates whether a listed company is a public shell company based on a facts and circumstances determination, a Nasdaq-listed company with no or nominal operations and either no or nominal assets, assets consisting solely of cash and cash equivalents, or assets consisting of any amount of cash and cash equivalents and nominal other assets is generally considered to be a public shell company. Listed companies determined to be public shell companies by Nasdaq may be subject to delisting proceedings or additional and more stringent listing criteria.

On August 9, 2024, we reported in our Quarterly Report on Form 10-Q (“Form 10-Q”) that for the three months ended June 30, 2024, our stockholders’ equity was approximately $2.3 million. As further disclosed in the Form 10-Q, subsequent to June 30, 2024, the Company sold 564,730 shares of its common stock for gross proceeds of approximately $1.5 million pursuant to that certain At the Market Offering Agreement, dated as of February 5, 2021, with Ladenburg Thalmann & Co. Inc. (the “ATM Financing Transaction”). On August 13, 2024 we reported via Current Report on Form 8-K that we regained compliance with the Stockholders’ Equity Requirement after giving effect to the ATM Financing Transaction. Notwithstanding the foregoing, Nasdaq will continue to monitor our ongoing compliance with the Stockholders’ Equity Requirement and, if at the time of the next periodic report the Company does not evidence compliance, the Company’s common stock may be subject to delisting.

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
101.0
The following materials from Salarius Pharmaceuticals, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, formatted in XBRL (eXtensible Business Reporting Language):(i) Unaudited Condensed Consolidated Balance Sheets, (ii) Unaudited Condensed Consolidated Statements of Operations (iii) Unaudited Condensed Consolidated Statements of Stockholders' Equity (Deficit), (iv) Unaudited Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Unaudited Consolidated Financial Statements.

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

SALARIUS PHARMACEUTICALS, INC.

		By:	/s/ David J. Arthur
David J. Arthur President and Chief Executive Officer (Principal Executive Officer)

		By:	/s/ Mark J. Rosenblum
Mark J. Rosenblum Chief Financial Officer and Executive Vice President of Finance (Principal Financial Officer and Principal Accounting Officer)

Date:	November 14, 2024