Form 10-K
period 2024-12-31
Salarius Pharmaceuticals, Inc.
filed 2025-03-21
CIK 1615219

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
———————–––––—————————
FORM 10-K
————————————

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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

Registrant's Telephone Number, Including Area Code: (713) 913-5608
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐ No ☒
As of June 28, 2024 (the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of the common stock of the registrant held by non-affiliates of the registrant was $1,500,431 based on the last reported sale price of the registrant's common stock on the Nasdaq Capital Market on June 28, 2024.
As of March 17, 2025, there were 1,745,730 shares of common stock outstanding.

SALARIUS PHARMACEUTICALS, INC.
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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Various statements made in this Annual Report on Form 10-K are forward-looking and involve risks and uncertainties. All statements that address activities, events or developments that we intend, expect or believe may occur in the future are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements give our current expectations or forecasts of future events and are not statements of historical or current facts. These statements include, among others, statements about:
•our ability to continue as a going concern and support our operations into the later part of the second quarter of 2025;
•our expectations regarding the timing, likelihood, expected benefits of, and potential value created by, the proposed merger (the “Merger”) between us and Decoy Therapeutics Inc. (“Decoy”);
•our expectations regarding the satisfaction of certain conditions to the completion of the Merger, including the conditions related to consummation of financing transactions with aggregate minimum proceeds of at least $6.0 million (the “Qualified Financing”), whether and when the Merger will be consummated and that our common stock remains listed on Nasdaq;
•the potential effects of the Merger on the ownership percentages of Decoy’s stockholders and Salarius’ stockholders in the combined company;
•our expectations regarding our clinical trials and any investigator-initiated clinical trials;
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
The following are some of the factors that could cause actual results to differ materially from the anticipated results or other expectations expressed, anticipated or implied in our forward-looking statements:

•the risk that if we do not successfully complete the Merger or obtain additional financing in the near term, the company will need to pursue a dissolution and liquidation of our company;
•the risk that we are delisted from Nasdaq;
•the risk that our stockholders may not realize a benefit from the Merger commensurate with the ownership dilution they will experience in connection with the Merger and the Qualified Financing;
•the Merger consideration may have greater or lesser value at the closing of the Merger than at the time the merger agreement was signed;
•failure to complete the Merger may result in Salarius paying a termination fee or expenses to Decoy and could harm the financial condition and operations of Salarius;
•if the conditions to the Merger are not met, including failure to consummate a Qualified Financing, or failure to comply with the continued listing standards of Nasdaq, the Merger may not occur;
•the timing of the consummation of the Merger is uncertain as is the ability of each of Salarius and Decoy to consummate the Merger;
•the Merger may be completed even though material adverse changes may occur;

•Salarius may not be able to correctly estimate its operating expenses and its expenses associated with the Merger and may have a significantly lower cash balance on the closing date of the Merger than currently estimated;
•Salarius may not be able to maintain its Nasdaq listing following the Merger Closing;
•as a result of any adjustments in the exchange ratio set forth in the Merger Agreement and Qualified Financing, Salarius’ stockholders may own less of the combined company than is currently anticipated;
•the market price of Salarius’ common stock may decline following the Merger;
•restrictions in the Merger Agreement may prevent Salarius from entering into a business combination with another party at a favorable price;
•certain provisions of the Merger Agreement may discourage third parties from submitting alternative takeover proposals, including proposals that may be superior to the arrangements contemplated by the Merger Agreement;
•the risk that the Merger, even if it is consummated, may not enhance stockholder value and may create a distraction or uncertainty that may adversely affect our operating results, business or investor perceptions;
•the combined company may not be able to raise additional funds when necessary, and/or on acceptable terms;
•potential adverse impacts regarding our continued implementation of cost-savings measures designed to extend our expected cash runway;
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
•the adequacy of our capital to support our future operations;
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

SUMMARY OF SELECTED RISKS ASSOCIATED WITH OUR BUSINESS
Our business is subject to numerous risks and uncertainties, including those discussed at length in the section titled “Risk Factors.” These risks include, among others, the following:

Risks Related to the Merger
•The Merger may be completed even though certain events occur prior to Merger Closing that materially and adversely affect Salarius.
•The Exchange Ratio set forth in the Merger Agreement is adjustable based on the Parent Cash Amount and the Company Cash Amount, each of which will be impacted by, among other things, unexpected expenses that could be experienced by Salarius or Decoy during the pre-Merger Closing period, which could result in Salarius stockholders owning significantly less of the combined company than currently estimated.
•Stockholders of the combined company may not realize a benefit from the Merger commensurate with the ownership dilution they will experience in connection with the Merger and the Qualified Financing.
•During the pendency of the Merger, Salarius may not be able to enter into a business combination with another party at a favorable price because of restrictions in the Merger Agreement, which could adversely affect its business.
•Certain provisions of the Merger Agreement may discourage third parties from submitting alternative takeover proposals, including proposals that may be superior to the arrangements contemplated by the Merger Agreement.
•Pursuant to the terms of the Merger Agreement, Salarius is required to recommend that its stockholders approve the conversion of all outstanding shares of its Series A Preferred Stock into shares of its Common Stock. Salarius cannot guarantee that its stockholders will approve this matter, and if they fail to do so its operations may be materially harmed.
•Because the lack of a public market for Decoy’s capital stock makes it difficult to evaluate the value of Decoy’s capital stock, the stockholders of Decoy may receive shares of Salarius common stock in the Merger that have a value that is greater than, the fair market value of Decoy’s capital stock.
•The combined company may become involved in securities class action litigation that could divert management’s attention and harm the combined company’s business and insurance coverage may not be sufficient to cover all costs and damages.
•The Merger Agreement between Salarius and Decoy may be terminated in accordance with its terms and the Merger may not be completed.
•Salarius may not be able to effect the Merger pursuant to the Merger Agreement, and failure to complete the Merger would negatively impact Salarius’ stock price and materially adversely impact the future business and financial results of the Salarius.
•The market price of Salarius’ common stock following the Merger may decline as a result of the Merger.
•Salarius and Decoy securityholders will have a reduced ownership and voting interest in, and will exercise less influence over the management of, the combined company following the Merger Closing as compared to their current ownership and voting interest in the respective companies.
•The combined company will need to raise additional capital by issuing securities or debt or through licensing or other strategic arrangements, which may cause dilution to the combined company’s stockholders or restrict the combined company's operations or impact its proprietary rights.
Risks Related to our Financial Position and Capital Needs
•If the Merger is not completed, Salarius may not be able to otherwise source adequate liquidity to fund its operations, meet its obligations, and continue as a going concern. Salarius’ board of directors may decide to pursue a dissolution and liquidation of Salarius. In such an event, there can be no assurances as to the amount or timing of available cash left, if any, to distribute to its stockholders after paying its debts and other obligations and setting aside funds for reserves.
•Salarius’ common stock may be subject to delisting from Nasdaq.

•Salarius is substantially dependent on its remaining employees and consultants to facilitate the consummation of the Merger.
•The pendency of the Merger could have an adverse effect on the trading price of Salarius’ common stock and its business, financial conditions and prospects.

•Salarius has never generated any revenue from product sales and may never generate revenue or be profitable.
Risks Related to the Development of Salarius' Product Candidates
•The approach Salarius has taken to discovering and developing novel oncology therapeutics using epigenetic enzymes to moderate transcription factors and thereby control abnormal protein expression is unproven and may never lead to marketable products.
•Salarius’ product candidates may cause undesirable side effects or have other properties that could delay or prevent their regulatory approval, limit the commercial viability of an approved label, or result in significant negative consequences following marketing approval, if any.
•Product development involves a lengthy and expensive process with an uncertain outcome, and results of earlier pre-clinical and clinical trials may not be predictive of future clinical trial results.
•Difficulty in enrolling patients is a common hurdle faced by early stage biotechnology companies and could, and often does, delay or prevent clinical trials of product candidates.
•Salarius may face potential product liability, and if successful claims are brought against Salarius, Salarius may incur substantial liability and costs which could be greater than Salarius’ insurance coverage or overall resources.
Risks Related to Regulatory Approval of our Product Candidates and Other Legal Compliance Matters
•Even if FDA grants breakthrough therapy designation for one or more of Salarius’ product candidates, the designation may not lead to a faster development or regulatory review or approval process, and it does not increase the likelihood that Salarius’ product candidates will receive marketing approval, and FDA may rescind the designation if it determines the product candidate no longer meets the qualifying criteria for breakthrough therapy.
•Salarius has received fast track designation for one of Salarius’ product candidates, but such designation may not actually lead to a faster development or regulatory review or approval process. Additionally, FDA may rescind the designation if it determines the product candidate no longer meets the qualifying criteria for fast track.
•Salarius cannot guarantee how long it will take regulatory agencies to review Salarius’ applications for product candidates, and Salarius may fail to obtain the necessary regulatory approvals to market Salarius’ product candidates. If Salarius is not able to obtain required regulatory approvals, Salarius will not be able to commercialize Salarius’ product candidates and Salarius’ ability to generate revenue will be materially impaired.
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
•We may not be able to protect our intellectual property rights throughout the world.
•We may be involved in lawsuits to protect or enforce our patents or the patents of our licensors, which could be expensive, time consuming, and unsuccessful.

Part I
Item 1. Business
References to “Salarius,” the “Company,” “we,” “us” and “our” refer to Salarius Pharmaceuticals, Inc. and its consolidated subsidiaries. References to “Notes” refer to the Notes to Consolidated Financial Statements included herein (refer to Item 8).
Overview
Salarius is a clinical-stage biopharmaceutical company that has been focused on developing effective treatments for patients with cancer with high, unmet medical need. Specifically, Salarius has been concentrated on developing treatments for cancers caused by dysregulated gene expression (i.e., genes which are incorrectly turned on or off). Salarius has two classes of drugs that address gene dysregulation: targeted protein inhibitors and targeted protein degraders. Salarius’ technologies have the potential to work in both liquid and solid tumors. Salarius’ current pipeline consists of two small molecule drugs: (1) SP-3164, a targeted protein degrader, and (2) seclidemstat (“SP-2577”), a targeted protein inhibitor.
SP-3164
Salarius’ plan had been to develop SP-3164 in high unmet need hematological indications and solid tumors. Salarius’ goal was to file an investigational new drug (“IND”) application with the U.S. Food and Drug Administration (“FDA”) for SP-3164 in the first half of 2023, and begin a Phase 1/2 clinical trial in the second half of 2023, however the lack of funding required Salarius to curtail spending necessary to begin the clinical trial program.
SP-2577
On July 19, 2024, Salarius announced that it determined to close its ongoing Phase 1/2 clinical trial evaluating SP-2577 for Ewing sarcoma, including closing the remaining clinical trial sites. Salarius terminated the ongoing clinical trial in an effort to conserve cash. Salarius continues supporting The University of Texas MD Anderson Cancer Center (“MDACC”) in MDACC’s sponsored clinical trial evaluating SP-2577 in combination with azacytidine in adult patients with myelodysplastic syndromes and chronic myelomonocytic leukemia. In July 2024, the FDA placed the trial on partial clinical hold following a serious and unexpected grade 4 adverse event, encephalopathy, which was reversible. In February 2025, Salarius announced that MDACC had addressed the FDA’s questions and the partial clinical hold had been lifted, with patient enrollment resuming in the trial. Salarius has received FDA fast track designation for SP-2577 as a potential treatment for a rare pediatric disease in Ewing’s Sarcoma.
Recent Developments
Entry into Merger Agreement with Decoy Therapeutics, Inc. (“Decoy”)

On August 8, 2023, Salarius announced that it retained Canaccord Genuity, LLC to lead a comprehensive review of strategic alternatives focusing on maximizing stockholder value, including but not limited to, an acquisition, merger, reverse merger, divestiture of assets, licensing, or other strategic transactions involving the company. On January 10, 2025, Salarius entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Decoy Therapeutics MergerSub I, Inc., a Delaware corporation and a wholly owned subsidiary of Salarius (“First Merger Sub”), Decoy Therapeutics MergerSub II, LLC, a Delaware limited liability company and wholly owned subsidiary of Salarius (“Second Merger Sub”), and Decoy. Pursuant to the Merger Agreement, Salarius will combine with Decoy (the “Merger”) by causing First Merger Sub to be merged with and into Decoy, with Decoy surviving the merger as a wholly owned subsidiary of Salarius (the “First Merger”). Immediately following the First Merger, Decoy will merge with and into Second Merger Sub, with Second Merger Sub being the surviving entity and continuing under the name “Decoy Therapeutics, LLC” as a wholly owned subsidiary of Salarius.

The Merger is structured as a stock-for-stock transaction pursuant to which all of Decoy’s outstanding equity interests will be exchanged based on an exchange ratio for consideration of a combination of (a) shares of Salarius’ common stock par value $0.0001 (the “Common Stock”) in an amount up to (i) 19.9% of Salarius’ total shares outstanding as of January 10, 2025 minus (ii) any shares of Salarius Common Stock issued in any private placement between January 10, 2025 and the effective time of the First Merger (the “First Effective Time”), and (b) shares of Series A Preferred Stock, which is a newly designated series of preferred stock (“Preferred Stock”) that is intended to have economic rights equivalent to the Common Stock, but with only limited voting rights, in addition to the assumption of outstanding and unexercised stock options to purchase shares of Common Stock from the Decoy Therapeutics Inc. 2020 Equity Incentive Plan. The number of shares of Common Stock to be issued at Merger Closing (as defined below) and the number of shares of Common stock underlying the Series A Preferred Stock to be issued at closing of the Merger (the “Merger Closing”) is based on an exchange ratio which assumes a base value of $28.0 million for Decoy and $4.6 million for Salarius, subject in each case to adjustment based on the balance sheet cash available to each of Salarius and Decoy at Merger Closing (excluding any proceeds raised the “Qualified Financing,” as defined below). Based on these relative values, before taking into account the dilutive effects of the Qualified Financing, Salarius’ legacy stockholders would retain approximately 14.1% of Salarius on an as-converted-to-common basis and, after giving effect to the exchange ratio and the conversion of the Series A Preferred Stock, Decoy stockholders would own approximately 85.9% of Salarius.

The rights of the Series A Preferred Stock will be set forth in a Certificate of Designation of Preferences, Rights and Limitations that Salarius will file with the Secretary of State of the State of Delaware (the “Certificate of Designation”). The Certificate of Designation provides that the preferred stock will be convertible into shares of Common Stock on a 1-for-1000 basis, subject to stockholder approval. The Merger was approved by Salarius’ board of directors and the board of directors of Decoy. In addition, following the consummation of the Merger, Salarius has agreed to call a special stockholder meeting to approve (i) the conversion of the preferred stock to be issued at Merger Closing into shares of Common Stock (the “Conversion Proposal”), (ii) a new equity incentive plan in form reasonably agreed to by the parties (the “Equity Plan Proposal”), and (iii) if necessary and advisable, a reverse stock split in a ratio to be approved by Salarius’ board of directors (the “Reverse Stock Split Proposal” and together with the Conversion Proposal and the Equity Plan Proposal, the “Company Stockholder Matters”).

The Merger Agreement contains customary representations and warranties by each of Salarius and Decoy, as well as covenants relating to operating each respective business in the ordinary course prior to Merger Closing. The Merger Closing is conditioned upon, among other things, minimum proceeds from future offerings of at least $6.0 million (collectively, the “Qualified Financing”) and the continued listing of Salarius Common Stock on Nasdaq. On January 17, 2025, Nasdaq notified Salarius that the proposed transaction with Decoy constitutes a business combination that will result in a “Change of Control” pursuant to Listing Rule 5110(a) and, accordingly, the post-transaction entity will be required to satisfy all of Nasdaq’s initial listing criteria and to complete Nasdaq’s initial listing process, including the payment of all applicable fees. Salarius intends to commence the process prior to seeking the Company’s stockholder approval for the issuance of 20% or more of the Company’s pre-transaction shares and must complete the process prior to the conversion of the preferred shares issued at the Merger Closing into shares of common stock of the Company.

In connection with the execution of the Merger Agreement, Salarius entered into stockholder support agreements (the “Salarius Support Agreements”) with certain of its officers and directors, who collectively own an aggregate of approximately 1.38% of the outstanding shares of the Common Stock. The Salarius Support Agreements provide that, among other things, each of the parties thereto has agreed to vote or cause to be voted all of the shares of Common Stock owned by such stockholder in favor of the Company Stockholder Matters at a special or annual meeting of Salarius’ stockholders to be held in connection therewith. In addition, Decoy officers and directors, in their capacities as stockholders of Decoy, entered into stockholder support agreements (the “Decoy Support Agreements”) with Decoy. The Decoy Support Agreements provide that, among other things, each of the parties thereto has agreed to vote or cause to be voted all of the shares of Common Stock owned by such stockholder in favor of the proposed Merger.

Concurrently and in connection with the execution of the Merger Agreement, certain Decoy officers and directors, and certain of Salarius’ directors and officers entered into lock-up agreements with Salarius and Decoy, pursuant to which each such stockholder will be subject to a 180-day lockup on the sale or transfer of shares of Common Stock held by each such stockholder at the Merger Closing, including those shares received by Decoy stockholders in the Merger.

Warrant Cancellation Agreement

On January 10, 2025, Salarius entered into a Warrant Cancellation Agreement (the “Warrant Cancellation Agreement”) with an accredited investor. Salarius previously issued to the investor a Series A-1 Common Stock Purchase Warrant to purchase 454,546 shares of its common stock pursuant to the offering described in Salarius’ Current Report on Form 8-K filed with the Securities and Exchange Commission (“SEC”) on May 16, 2023 (the “Warrant”). Pursuant to the Warrant Cancellation Agreement, on January 10, 2025, Salarius paid the investor an aggregate amount in cash of $350,000 in exchange for the surrender and cancellation of the Warrant.

Securities ELOC Agreement

On December 12, 2024, Salarius entered into a securities purchase agreement (the “ELOC Agreement”) with C/M Capital Master Fund, LP (the “Purchaser”), pursuant to which Salarius, subject to the restrictions and satisfaction of the conditions in the ELOC Agreement, has the right, but not the obligation, to sell to the Purchaser, and the Purchaser is obligated to purchase, up to the lesser of (i) $10 million of newly issued shares (the “Purchase Shares”) of Salarius’ common stock and (ii) the Exchange Cap (as defined in the ELOC Agreement). As consideration for the Purchaser’s execution and delivery of the ELOC Agreement, Salarius has agreed to issue to the Purchaser, simultaneously with the delivery of any and all Purchase Shares purchased under the ELOC Agreement, a number of shares of Salarius common stock equal to one percent (1%) of the number of Purchase Shares actually sold in each sale under the ELOC Agreement.

Between January 13, 2025 and March 7, 2025, Salarius issued and sold 283,933 Purchase Shares to the Purchaser pursuant to the ELOC Agreement at a weighted average exercise price of $2.61 for an aggregate purchase price of $740,500. These issuances and sales were made following written notice delivered by Salarius to Investor, directing Investor to purchase the Purchase Shares. Salarius also issued 2,839 shares of its common stock to the Purchaser as commitment shares pursuant to the terms of the ELOC Agreement.

Program Development
SP-3164 – Targeted Protein Degradation
The field of targeted protein degradation (TPD) is rapidly growing. The two most common types of protein degraders are molecular glues (“MGs”) and proteolysis-targeting chimeras (PROTACs). SP-3164 is a next-generation cereblon-binding MG.
MGs are small molecules that commandeer the body’s normal protein degradation processes by causing proteins to stick to one another thereby inducing selective degradation of cancer-causing proteins. Derived from avadomide, SP-3164 is engineered using deuterium-enabled chiral switching , a process that replaces hydrogen atoms with deuterium to stabilize the molecule’s active enantiomer, resulting in a novel molecular entity with the potential for increased efficacy and improved safety compared to the first generation compound. SP-3164 degrades transcription factors IKZF1 (“Ikaros”) and IKZF3 (“Aiolos”), along with other proteins, resulting in both direct anti-cancer activity and immune-modulating properties.
Salarius’ plan had been to develop SP-3164 in high unmet need hematological indications and solid tumors. Salarius’ goal was to file an investigational new drug (“IND”) application with the United States Food and Drug Administration (“FDA”) for SP-3164 in the first half of 2023, and begin a Phase 1/2 clinical trial in the second half of 2023, however the lack of funding required Salarius to curtail spending necessary to begin the clinical trial program.
SP-2577 Ewing Sarcoma
Ewing sarcoma is a devastating pediatric and young adult cancer for which there are no approved targeted therapies. The cause of Ewing sarcoma is a chromosomal translocation involving the Ewing sarcoma breakpoint region 1 gene and ETS family genes, resulting in expression of a fusion oncoprotein. The resulting oncoprotein has been found to co-localize with LSD1 throughout the genome, making LSD1 an attractive therapeutic target for Ewing sarcoma.

On July 19, 2024, Salarius announced it had determined to close its ongoing Phase ½ clinical trial evaluating SP-2577 for Ewing sarcoma, including closing the remaining clinical trial sites.
SP-2577 Myelodysplastic Syndromes And Chronic Myelomonocytic Leukemia

Salarius intends to continue supporting The University of Texas MD Anderson Cancer Center (“MDACC”) in MDACC’s sponsored investigator-initiated clinical trial evaluating SP-2577 in combination with azacitidine in adult patients with myelodysplastic syndromes and chronic myelomonocytic leukemia. In July 2024, the FDA placed the trial on partial clinical hold following a serious and unexpected grade 4 adverse event, encephalopathy, which was reversible. In February 2025, Salarius announced that MDACC had addressed the FDA’s questions and the partial clinical hold had been lifted, with patient enrollment resuming in the trial. We have received FDA fast track designation for SP-2577 as a potential treatment for a rare pediatric disease in Ewing’s Sarcoma.

Strategic Agreements
Listed below are the strategic agreements that may have an impact on our results of operations:

The University of Utah Research Foundation
On August 3, 2011, Salarius entered into an Exclusive License Agreement with the University of Utah Research Foundation (the “University of Utah”), for the exclusive license with respect to patent rights protecting SP-2577 and related compounds. The patent rights were for a provisional patent. The term of the agreement is until the last-to-expire of the patent rights licensed under the agreement, which is expected to be as late as 2037, unless otherwise terminated by law or by the parties pursuant to the agreement.
In further consideration of the rights granted by the University of Utah, Salarius agreed to pay all past patent expenses incurred in filing and prosecuting the patent application, and pay all future patent expenses incurred including filing, prosecuting, enforcing and maintaining the patent right.
Under the terms of the agreement, Salarius may be obligated to make certain future milestone and royalty payments, including: (i) an earned royalty payment based on a single digit percentage of net sales and a required minimum annual royalty payment commencing with the third full calendar year after the first commercial sale in the United States, Germany, France, Japan or the U.K. ranging from $10,000 to $40,000 per year which minimum payments are fully creditable towards the earned royalty payment with respect to the relevant calendar year, (ii) a sublicensee fee based on a single digit percentage of revenues received by sublicensees, (iii) milestone payments in agreed dollar amounts upon receiving regulatory approvals allowing the marketing and sale of licensed products or licensed methods relating to the patients’ rights in each of the United States, the European Union and Japan not exceeding $150,000 in the aggregate and (iv) a milestone payment in an agreed dollar amount upon the two year anniversary of the first commercial sale of a licensed product not exceeding $1.0 million.
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
Cancer Prevention and Research Institute of Texas
In June 2016, Salarius entered into a Cancer Research Grant Contract with Cancer Prevention and Research Institute of Texas (“CPRIT”). The grant contract was for an amount up to $18.7 million to fund the development of LSD-1 inhibitor. The grant was subsequently amended to remove $2.6 million related to a discontinued prostate cancer program. Salarius received approximately $16 million under the grant. The grant has been closed as of December 31, 2023.

DeuteRx, LLC
On January 12, 2022, Salarius entered into an acquisition and strategic collaboration agreement (the “ASCA”) with DeuteRx, LLC (“DeuteRx”), pursuant to which Salarius acquired targeted protein development portfolio.
The portfolio was purchased for an aggregate purchase price of $1.5 million and the delivery of 5,000 shares of Salarius’ common stock. Salarius agreed to pay to DeuteRx (i) milestone payments upon the occurrence of certain events and (ii) royalty payments. A member of Salarius’ board of directors also serves as a consultant to DeuteRx and is a consultant to an affiliate of DeuteRx.
Simultaneously with Salarius entry into the ASCA, Salarius and DeuteRx entered into the R&D Services Agreement, which sets forth the terms and conditions upon which DeuteRx will provide services to Salarius, including the implementation and performance of a Non-Clinical and Clinical Development Scope of Work. The ASCA remains in place, albeit at lower service levels resulting from company-wide cost cutting measures.
Manufacturing, Sales and Marketing

The Company currently has no manufacturing facilities, nor does it have a sales and marketing organization because our product candidates are still in preclinical or early-stage clinical development.
Intellectual Property
Salarius’ patent portfolio includes composition of matter and methods of use patents on Salarius’ candidate, SP-2577. In the United States, Salarius has two composition of matter patents and one methods of use patent with respect to SP-2577 and related compounds which will expire in 2032. The patents and patent applications related to SP-2577 are owned by the University of Utah Research Foundation and are exclusively licensed to Salarius.
Salarius also has patents with claims that cover the composition of matter of SP-3164 with a patent term expiration of January 14, 2034.
As of January 14, 2025, the targeted degradation patent portfolio consisted of 6 patent families with 17 granted patents and 4 pending applications acquired in the DeuteRx Transaction
In addition to patent protection, Salarius seeks to rely on trade secret protection, trademark protection and know-how to expand its proprietary position around its chemistry, technology and other discoveries and inventions that Salarius considers important to its business. Salarius also seeks to protect its intellectual property in part by entering into confidentiality agreements with employees, consultants, scientific advisors, clinical investigators and other contractors and by requiring employees, commercial contractors, and certain consultants and investigators, to enter into invention assignment agreements that grant Salarius ownership of any discoveries or inventions made by them. Further, Salarius seeks trademark protection in the United States and internationally where available and when Salarius deems appropriate.
Competition
SP-3164: Targeted Protein Degradation and Competitive Differentiation
The field of TPD is rapidly growing and attracting significant interest from the biggest pharmaceutical companies. The two most common types of protein degraders are molecular glues (“MGs”) and proteolysis-targeting chimeras (PROTACs). SP-3164 is a next-generation CRBN-binding MG. There are several MGs in clinical development and additional compounds in IND-enabling studies.
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

Other Healthcare Laws

Although Salarius currently does not have any products on the market, Salarius’ current and future business operations may be subject to additional healthcare regulation and enforcement by the federal government and by authorities in the states and foreign jurisdictions in which Salarius conducts its business. Such laws include, without limitation, state and federal anti-kickback, fraud and abuse, false claims, privacy and security, price reporting and physician sunshine laws. Some of Salarius pre-commercial activities are subject to some of these laws.

Facilities
Our principal executive offices are in the Texas Medical Center in Houston, Texas, under a month-to-month lease. Currently, this facility consists of approximately 300 square feet and accommodates our general and administrative activities. We believe that our leased facility is adequate to meet our current needs.
Employees and Human Capital Resources
As of March 3, 2025, we had 2 full-time employees. We have never had a work stoppage, and none of our employees are represented by a labor organization or under any collective bargaining arrangements. We consider our employee relations to be good.
Legal Proceedings
We are not currently a party to any legal proceedings the outcome of which we believe, if determined adversely to us, would individually or in the aggregate, have a material adverse effect on our business, financial condition, or results of operations. From time to time, we may become involved in legal proceedings arising in the ordinary course of business.
Corporate Information and Web Site Access to SEC Filings
The Company was initially incorporated as Flex Pharma, Inc. in Delaware in February 2014. In July 2019, we changed our named to Salarius Pharmaceuticals, Inc. Our principal executive offices are located at 2450 Holcombe Blvd., Suite X, Houston, TX 77021. Our website address is www.salariuspharma.com. Information on this website is not a part of this Form 10-K. Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, Forms 3, 4 and 5 filed on behalf of directors and executive officers, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 ("Exchange Act") are available free of charge on our website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission ("SEC"). The SEC maintains a website

(www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including us

Item 1A. Risk Factors
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
Risks Related to the Merger
The Merger may be completed even though certain events occur prior to Merger Closing that materially and adversely affect Salarius.
The Merger Agreement provides that either Salarius or Decoy can refuse to complete the Merger if there is a material adverse change affecting the other party between January 10, 2025, the date of the Merger Agreement, and the Merger Closing. However, certain types of changes do not permit either party to refuse to complete the Merger, even if such change could be said to have a material adverse effect on Salarius or Decoy, including:
•general business or economic conditions affecting the industry in which Salarius or Decoy or their subsidiaries, as applicable, operate;
•acts of war, armed hostilities or terrorism, acts of God or comparable events, epidemic, pandemic or disease outbreak (including the COVID-19 virus) or any worsening of the foregoing, or any declaration of martial law, quarantine or similar directive, policy or guidance or law or other action by any governmental body in response thereto;
•changes in financial, banking or securities markets;
•any change in, or any compliance with or action taken for the purpose of complying with, any law or generally accepted accounting principles (“GAAP”) (or interpretations of any law or GAAP);
•changes resulting from the announcement of the Merger Agreement or the pendency of the transactions contemplated by the Merger Agreement; or
•changes resulting from the taking of any action required to be taken under the Merger Agreement.
If adverse changes occur and Salarius and Decoy still complete the Merger, the market price of the combined company’s common stock may suffer. This in turn may reduce the value of the Merger to the stockholders of Salarius.
The Exchange Ratio set forth in the Merger Agreement is adjustable based on the Parent Cash Amount and the Company Cash Amount, each of which will be impacted by, among other things, unexpected expenses that could be experienced by Salarius or Decoy during the pre-Merger Closing period, which could result in Salarius stockholders owning significantly less of the combined company than currently estimated.
The Exchange Ratio formula in the Merger Agreement is subject to adjustment based on the Parent Cash Amount and Company Cash Amount on the anticipated Merger Closing Date (each as defined in the Merger Agreement). For example, if the Parent Cash Amount is $0 and the Company Cash Amount is $2.0 million, stockholders of Salarius would own approximately 14.1% of the fully diluted common stock, and stockholders of Decoy would own, or hold rights to acquire, approximately 85.9% of Salarius common stock, in each case calculated on a fully-diluted basis for in-the-money options and warrants (and in each case, prior to taking into account any dilution from the Qualified Financing). The calculation of the Exchange Ratio under the Merger Agreement and post-Merger Closing ownership of Salarius stockholders are subject to adjustment based on an assumed value of Salarius at Merger Closing based on the Parent Cash Amount and Company Cash Amount as of the anticipated Merger Closing Date. To the extent the Parent Cash Amount falls below $0, Salarius’ assumed value would be reduced or increased by

$100,000 for every $100,000 below the threshold. To the extent the Company Cash Amount falls below $2.0 million, Decoy’s assumed value would be reduced by $100,000 for every $100,000 below the threshold.
Based on Salarius’ current estimates, Salarius anticipates delivering a Parent Cash Amount of approximately $0; however, the final Parent Cash Amount will not be calculated until the anticipated Merger Closing Date, and may vary significantly depending on, among other things, Salarius’ ability to control and correctly estimate its operating expenses, and if the amount is significantly less, Salarius stockholders would experience additional dilution, subject to a floor of 10% of the combined company, regardless of the Parent Cash Amount on the anticipated Merger Closing Date. Further, these ownership percentages do not give effect to the shares of Salarius common stock that will be issued to investors in the Qualified Financing prior to the Merger Closing, and do not account for any additional shares of Salarius common stock that may be issued to investors following the effective time of the Merger. As a result, current stockholders of Salarius will own less of the combined company than currently contemplated.
Stockholders of the combined company may not realize a benefit from the Merger commensurate with the ownership dilution they will experience in connection with the Merger and the Qualified Financing.
If the combined company is unable to realize the full strategic and financial benefits currently anticipated from the Merger, Salarius stockholders and Decoy stockholders will have experienced substantial dilution of their ownership interests in their respective companies. The Qualified Financing will cause substantial dilution to Salarius and Decoy stockholders which may result in such stockholders not receiving any commensurate benefit, or only receiving part of the commensurate benefit to the extent the combined company is able to realize only part of the strategic and financial benefits currently anticipated from the Qualified Financing.
During the pendency of the Merger, Salarius may not be able to enter into a business combination with another party at a favorable price because of restrictions in the Merger Agreement, which could adversely affect its business.
Covenants in the Merger Agreement impede the ability of Salarius and Decoy to make acquisitions, subject to certain exceptions relating to fiduciary duties, as set forth below, or to complete other transactions that are not in the ordinary course of business pending completion of the Merger. As a result, if the Merger is not completed, the parties may be at a disadvantage to their competitors during such period. In addition, while the Merger Agreement is in effect, each party is generally prohibited from soliciting, initiating, encouraging or entering into certain extraordinary transactions, such as a merger, sale of assets, or other business combination outside the ordinary course of business with any third party, subject to certain exceptions relating to fiduciary duties. Any such transactions could be favorable to such party’s stockholders.
Certain provisions of the Merger Agreement may discourage third parties from submitting alternative takeover proposals, including proposals that may be superior to the arrangements contemplated by the Merger Agreement.
The terms of the Merger Agreement prohibit each of Salarius and Decoy from soliciting alternative takeover proposals or cooperating with persons making unsolicited takeover proposals, except in limited circumstances when such party’s board of directors determines in good faith that an unsolicited alternative takeover proposal is or is reasonably likely to lead to a superior takeover proposal and that failure to cooperate with the proponent of the proposal would be reasonably likely to be inconsistent with the applicable board’s fiduciary duties. Any such transactions could be favorable to such party’s stockholders. In addition, if Salarius terminates the Merger Agreement under certain circumstances, including terminating because of a decision of Salarius to enter into definitive agreement with respect to a superior offer, Salarius would be required to pay a termination fee of $300,000 to Decoy. This termination fee described above may discourage third parties from submitting alternative takeover proposals to Salarius stockholders.
Pursuant to the terms of the Merger Agreement, Salarius is required to recommend that its stockholders approve the conversion of all outstanding shares of its Series A Preferred Stock into shares of its Common Stock. Salarius cannot guarantee that its stockholders will approve this matter, and if they fail to do so its operations may be materially harmed.

Under the terms of the Merger Agreement, Salarius agreed following the consummation of the Merger to use reasonable best efforts to call and hold a meeting of Salarius stockholders to obtain the requisite approval for the conversion of all outstanding shares of Series A Preferred Stock issued in the Merger into shares of Salarius Common Stock, as required by the Nasdaq listing rules, as soon as practicable after the Merger Closing of the Merger and, if such approval is not obtained at that meeting, to seek to obtain such approval at an annual or special stockholders meeting to be held at least every four months thereafter until such approval is obtained, which would be time-consuming and costly and could significantly negatively affect Salarius’ projected cash position.
Because the lack of a public market for Decoy’s capital stock makes it difficult to evaluate the value of Decoy’s capital stock, the stockholders of Decoy may receive shares of Salarius common stock in the Merger that have a value that is greater than, the fair market value of Decoy’s capital stock.
The outstanding capital stock of Decoy is privately held and is not traded in any public market. The lack of a public market makes it extremely difficult to determine the fair market value of Decoy. Because the percentage of Salarius common stock to be issued to Decoy’s stockholders was determined based on negotiations between the parties, it is possible that Salarius may pay more than the aggregate fair market value for Decoy.
The combined company may become involved in securities class action litigation that could divert management’s attention and harm the combined company’s business and insurance coverage may not be sufficient to cover all costs and damages.
In the past, securities class action or shareholder derivative litigation often follows certain significant business transactions, such as the sale of a business division or announcement of a merger. The combined company may become involved in this type of litigation in the future. Litigation is often expensive and diverts management’s attention and resources, which could adversely affect the combined organization’s business.
The Merger Agreement between Salarius and Decoy may be terminated in accordance with its terms and the Merger may not be completed.
The Merger Agreement is subject to a number of conditions which must be fulfilled in order to complete the Merger. Those conditions include, among other things: (i) the lack of a Material Adverse Effect on the respective businesses of Salarius and Decoy; (ii) the continued listing of Salarius’ Common Stock on The Nasdaq Capital Market (“Nasdaq”) through the Merger Closing; (iii) the absence of any order, injunction, decree or other legal restraint preventing the consummation of the Merger or any of the other transactions contemplated by the Merger Agreement or making the completion of the Merger or any of the other transactions contemplated by the Merger Agreement illegal; (iv) completion of the Qualified Financing and (v) the accuracy of the respective parties’ representations and warranties contained in the Merger Agreement (subject to certain customary qualifications) and compliance by Salarius and Decoy with its respective agreements and covenants contained in the Merger Agreement.
These conditions to the Merger Closing may not be fulfilled in a timely manner or at all, and, accordingly, the Merger may not be completed. In addition, the parties can mutually decide to terminate the Merger Agreement at any time, or Salarius or Decoy may elect to terminate the Merger Agreement in certain other circumstances.
Salarius may not be able to effect the Merger pursuant to the Merger Agreement, and failure to complete the Merger would negatively impact Salarius’ stock price and materially adversely impact the future business and financial results of the Salarius.
In connection with the Merger Agreement, Salarius has incurred substantial costs planning and negotiating the transaction. These costs include, but are not limited to, costs associated with employing and retaining third-party advisors who performed the financial, auditing, and legal services required before Salarius was able to enter into the Merger Agreement and which will continue as Salarius seeks to complete the transaction. If, for whatever reason, including those set forth above, the transactions contemplated by the Merger Agreement fail to close, Salarius’ will be responsible for these costs, which could adversely affect Salarius liquidity and financial results. In addition, Salarius’ stock price may decline significantly if the Merger is not completed.
The market price of Salarius’ common stock following the Merger may decline as a result of the Merger.
The market price of Salarius’ common stock may decline as a result of the Merger for a number of reasons, including if:

•investors react negatively to the prospects of the combined company’s product candidates, business and financial condition following the Merger;
•the effect of the Merger on the combined company’s business and prospects is not consistent with the expectations of financial or industry analysts; or
•the combined company does not achieve the perceived benefits of the Merger as rapidly or to the extent anticipated by financial or industry analysts.
Salarius and Decoy securityholders will have a reduced ownership and voting interest in, and will exercise less influence over the management of, the combined company following the Merger Closing as compared to their current ownership and voting interest in the respective companies.
If the proposed Merger is completed, the current securityholders of Salarius and Decoy will own a smaller percentage of the combined company than their ownership in their respective companies prior to the Merger. Accordingly, the issuance of shares of Salarius common stock to Decoy’s stockholders in the Merger will reduce significantly the relative voting power of each share of Salarius common stock held by its current stockholders and will reduce the relative voting power of each share of Decoy common stock held by its current stockholders. Consequently, Salarius’ stockholders as a group and Decoy’s stockholders as a group will have less influence over the management and policies of the combined company after the Merger than prior to the Merger.
Consequently, securityholders of both Salarius and Decoy will be able to exercise less influence over the management and policies of the combined company following the Merger Closing than they currently exercise over the management and policies of their respective companies.
The combined company will need to raise additional capital by issuing securities or debt or through licensing or other strategic arrangements, which may cause dilution to the combined company’s stockholders or restrict the combined company's operations or impact its proprietary rights.
The combined company may be required to raise additional funds sooner than currently planned. If either or both of Salarius or Decoy hold less cash at the time of the Merger Closing than the parties currently expect, the combined company will need to raise additional capital sooner than expected. Additional financing may not be available to the combined company when it needs it or may not be available on favorable terms. To the extent that the combined company raises additional capital by issuing equity securities, such an issuance may cause significant dilution to the combined company’s stockholders’ ownership and the terms of any new equity securities may have preferences over the combined company’s common stock. Any debt financing the combined company enters into may involve covenants that restrict its operations. These restrictive covenants may include limitations on additional borrowing and specific restrictions on the use of the combined company’s assets, as well as prohibitions on its ability to create liens, pay dividends, redeem its stock or make investments. In addition, if the combined company raises additional funds through licensing, partnering or other strategic arrangements, it may be necessary to relinquish rights to some of the combined company’s technologies or product candidates and proprietary rights, or grant licenses on terms that are not favorable to the combined company.
Furthermore, provisions in the agreements for the Qualified Financing may deter or prevent the combined company from raising additional capital to fund the company as and when needed. Restrictive covenants and other provisions in the Qualified Financing documents could deter or prevent the combined company from raising additional capital as and when needed. The combined company’s failure to raise capital as and when needed would have a negative effect on its financial condition and its ability to develop and commercialize its pipeline and otherwise pursue the combined company’s business strategy and the combined company may be unable to continue as a going concern.
Risks Related to our Financial Position and Capital Needs
If the Merger is not completed, Salarius may not be able to otherwise source adequate liquidity to fund its operations, meet its obligations, and continue as a going concern. Salarius’ board of directors may decide to pursue a dissolution and liquidation of Salarius. In such an event, there can be no assurances as to the amount or timing of available cash left, if any, to distribute to its stockholders after paying its debts and other obligations and setting aside funds for reserves.

While Salarius has entered into the Merger Agreement with Decoy, the Merger Closing may be delayed or may not occur at all and there can be no assurance that the Merger will deliver the anticipated benefits Salarius expects or enhance stockholder value. If the Merger is not completed and the Merger Agreement is terminated under certain circumstances, Salarius may be required to pay Decoy a termination fee of $300,000. Even if a termination fee is not payable in connection with a termination of the Merger Agreement, Salarius will have incurred significant fees and expenses, which must be paid whether or not the Merger is completed.
Salarius does not currently have adequate financial resources to fund its forecasted operating costs for at least twelve months from the filing of this report. As of December 31, 2024, Salarius’ cash and cash equivalents totaled $2.4 million, which were held in bank deposit accounts and a money market account. As of December 31, 2024, Salarius has incurred an accumulated deficit of $81.9 million. For the twelve months ended December 31, 2024, Salarius reported net losses of $5.5 million. As of December 31, 2024, Salarius’ cash and cash equivalents totaled $2.4 million, which were held in bank deposit accounts and a money market account. As a result, Salarius believes its existing cash resources are sufficient to meet its anticipated needs into the later part of the second quarter of 2025. If for any reason the Merger does not close, Salarius would need to raise additional capital to continue to fund the further development of its product candidates and its operations thereafter. Salarius has based its cash sufficiency estimates on its current business plan and its assumptions may prove to be wrong. Salarius could utilize its available capital resources sooner than it currently expects, and it could need additional funding sooner than currently anticipated. Additionally, the process of advancing early stage product candidates and testing product candidates in clinical trials is costly, and the timing of progress in these clinical trials is uncertain. Even if Salarius raises sufficient funds and decides to continue the development of its product candidates, its ability to successfully transition to profitability will be dependent upon achieving a level of product sales adequate to support its cost structure. Salarius cannot assure you that it will ever be profitable or generate positive cash flow from operating activities.
Failure to secure any necessary financing in a timely manner and on favorable terms or the failure of the proposed Merger to be consummated in a timely manner would require Salarius to further delay or abandon any potential future clinical development plans. If, for any reason, the Merger does not close, the Salarius board of directors may elect to, among other things, attempt to complete another strategic transaction like the Merger, attempt to sell or otherwise dispose of the various assets of Salarius, resume its research and development activities and continue to operate the business of Salarius. Any of these alternatives would be costly and time-consuming and would require that Salarius obtain additional funding. Salarius expects that it would be difficult to secure financing in a timely manner, on favorable terms or at all. Salarius can make no assurances that it would be able to obtain additional financing or find a partner and close an alternative transaction on terms that are as favorable or more favorable than the terms set forth in the Merger Agreement or that any such alternatives are possible or would be successful, if pursued. To the extent that Salarius seeks and is able to raise additional capital through the sale of equity or convertible debt securities, Salarius’ stockholders’ ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect their rights as a common stockholder. Debt financing or preferred equity financing, if available, may involve agreements that include covenants limiting or restricting Salarius’ ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If Salarius raises funds through strategic transactions or marketing, distribution, or licensing arrangements with third parties, Salarius may have to relinquish valuable rights to its technologies, future revenue streams, research programs or product candidates or to grant licenses on terms that may not be favorable to it. Even if Salarius is able to pursue such alternatives, the failure to complete the Merger may result in negative publicity and/or a negative impression of Salarius in the investment community, could significantly harm the market price of Salarius common stock and may affect Salarius’ relationship with employees and other partners in the business community.
If the Salarius board of directors were to decide to dissolve and liquidate Salarius’ assets, Salarius would be required to pay all of its debts and contractual obligations, and to set aside certain reserves for potential future claims, and there can be no assurances as to the amount or timing of available cash left, if any, to distribute to stockholders after paying its debts and other obligations and setting aside funds for reserves. In addition, Salarius may be subject to litigation or other claims related to a dissolution and liquidation. If a dissolution and liquidation were pursued, the Salarius board of directors, in consultation with its advisors, would need to evaluate these matters and make a determination about a reasonable amount to reserve. Accordingly, Salarius’ stockholders would likely lose all or a significant portion of their investment in the event of a liquidation, dissolution or winding up of Salarius.

Salarius does not believe that its current expenses are indicative of the costs it may incur in the future in connection with the development and commercialization of any product candidate if it consummates the Merger or raises additional capital to continue its operations. Salarius’ future funding requirements will depend on many factors, including:
•its ability to consummate the Merger with Decoy;
•the scope, rate of progress and cost of its preclinical and clinical trials for any product candidate in its future pipeline and results of future clinical trials;
•the cost and timing of regulatory filings and approvals for any product candidates that successfully complete clinical trials;
•the timing and nature of any strategic transactions that Salarius undertakes, including potential partnerships;
•the effect of competing technological and market developments;
•the cost incurred in responding to actions by activist stockholders; and
•the cost of filing, prosecuting, defending and enforcing its intellectual property rights.
In addition, the amounts available under Salarius’ shelf registration statement on Form S-3 will be significantly limited as long as Salarius’ public float remains below $75 million, which, given its currently depressed stock price, limits its ability to obtain meaningful funding through a shelf registration statement at this time, although Salarius could still raise funds through a registration statement on Form S-1 or through private placements.
As such, there is uncertainty regarding Salarius’ ability to maintain liquidity sufficient to operate its business effectively, which raises substantial doubt about its ability to continue as a going concern.
Salarius’ common stock may be subject to delisting from Nasdaq, which would seriously harm the liquidity of our stock and our ability to raise capital or complete a strategic transaction.
Salarius’ common stock is currently listed on the Nasdaq Capital Market (“Nasdaq”). To maintain its listing on Nasdaq, Salarius is required to maintain: (i) a minimum bid price of $1.00 per share; (ii) a market value of publicly held securities of $1 million; (iii) a certain number of round lot stockholders; and (iv) one of the following: a net income from continuing operations (in the latest fiscal year or two of the three last fiscal years) of at least $500,000, a market value of listed securities of at least $35 million or a stockholders’ equity of at least $2.5 million (the “Stockholders’ Equity Requirement”). Nasdaq has the authority to delist Salarius’ common stock if Salarius fails to maintain these minimum requirements. In addition, Nasdaq may delist Salarius if, based on Nasdaq’s review of Salarius’ operations and pursuant to Nasdaq Listing Rule 5101, Nasdaq believes that Salarius is a “public shell” and that the continued listing of its securities is no longer warranted. Salarius has no current plans to delist its shares of common stock from Nasdaq. However, following the decision to close the clinical development of seclidemstat for Ewing sarcoma, Salarius may be treated as a public shell under Nasdaq rules. Although Nasdaq evaluates whether a listed company is a public shell company based on a facts and circumstances determination, a Nasdaq-listed company with no or nominal operations and either no or nominal assets, assets consisting solely of cash and cash equivalents, or assets consisting of any amount of cash and cash equivalents and nominal other assets is generally considered to be a public shell company. Listed companies determined to be public shell companies by Nasdaq may be subject to delisting proceedings or additional and more stringent listing criteria.
On August 9, 2024, Salarius reported in its Quarterly Report on Form 10-Q that as of June 30, 2024, its stockholders’ equity was approximately $2.3 million. As further disclosed in that Quarterly Report on Form 10-Q, subsequent to June 30, 2024, Salarius sold 564,730 shares of its common stock for gross proceeds of approximately $1.5 million pursuant to that certain At the Market Offering Agreement, dated as of February 5, 2021, with Ladenburg Thalmann & Co. Inc. (the “ATM Financing Transaction”). On August 13, 2024, Salarius reported via Current Report on Form 8-K that Salarius regained compliance with the Stockholders’ Equity Requirement after giving effect to the ATM Financing Transaction. Notwithstanding the foregoing, Nasdaq indicated that it would continue to monitor Salarius’ ongoing compliance with the Stockholders’ Equity Requirement and, if at the time of a future periodic report Salarius does not evidence compliance, Salarius’ common stock may be subject to delisting.
As of December 31, 2024, we had (i) a total stockholders’ equity of approximately $1.5 million, (ii) we have not had net income in any period during this fiscal year or either of the two last fiscal years and (iii) the market value of our listed securities is below $35 million. As a result, Salarius is not in compliance with the Stockholders’ Equity Requirement and expects to receive a delisting notice from Nasdaq.
In addition, as of March 19, 2025, the closing price of Salarius’ common stock was $0.8615 per share. If Salarius’ common stock trades for thirty consecutive business days below the $1.00 minimum closing bid price requirement, Nasdaq will send a delisting determination to the company. If the delisting determination is sent within one year of Salarius’ most recent reverse stock split in June 2024, then Salarius will not be eligible for any compliance period to address the minimum bid price deficiency and will be subject to immediate delisting. Under these circumstances, Salarius can appeal the delisting determination to a Hearings Panel, during which time any suspension or delisting action will be stayed.
Salarius is actively monitoring the market value of its publicly held securities, its stockholders’ equity and trading prices and will consider any and all options available to it to maintain compliance. There can be no assurance, however, that Salarius will be able to maintain compliance and meet Nasdaq’s continued listing requirements.
If Salarius’ common stock is delisted from Nasdaq, whether because Nasdaq determines Salarius is a “public shell” or Salarius fails to maintain compliance with the continued listed requirements, or otherwise, Salarius’ securities may qualify for trading over-the-counter (“OTC”), in the United States on a market colloquially referred to as the “Pink Sheets.” Securities quoted on OTC are generally subject to lesser requirements than securities listed for trading on a U.S. national stock exchange, such as Nasdaq, including reduced corporate governance and public reporting standards. If Nasdaq should delist Salarius’ common stock from trading, a reduction in some or all of the following may occur, each of which could have a material adverse effect on holders of Salarius’ common stock: the liquidity of the common stock; the market price of the common stock; the number of institutional and general investors that will consider investing in the common stock; the number of investors in general that will consider investing in the common stock; the number of market makers in the common stock; the availability of information concerning the trading prices and volume of the common stock; and the number of broker-dealers willing to execute trades in the common stock. In addition to the foregoing, there are certain consequences under the Securities Act of 1933, as amended (the “Securities Act”), of being a public shell company, including the unavailability of Rule 144 thereunder for the resale of restricted securities and the inability to utilize Form S-8 for the registration of employee benefit plan securities.
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
Salarius is substantially dependent on its remaining employees and consultants to facilitate the consummation of the Merger.
As of March 12, 2025, Salarius had only two full-time employees and one consultant acting as Salarius’ Chief Executive Officer. Salarius’ ability to successfully complete the Merger depends in large part on its ability to retain certain remaining personnel. Despite Salarius’ efforts to retain these employees, one or more may terminate their employment or consulting arrangement with Salarius on short notice. The loss of the services of certain employees could potentially harm Salarius’ ability to consummate the Merger, to run its day-to-day business operations, as well as to fulfill its reporting obligations as a public company.
The pendency of the Merger could have an adverse effect on the trading price of Salarius’ common stock and its business, financial condition and prospects.
The pendency of the Merger could disrupt Salarius’ business in many ways, including:
•the attention of its remaining management and employees may be directed toward the completion of the Merger and related matters and may be diverted from Salarius’ day-to-day business operations; and
•third parties may seek to terminate or renegotiate their relationships with Salarius as a result of the Merger, whether pursuant to the terms of their existing agreements with Salarius or otherwise.

Should they occur, any of these matters could adversely affect the trading price of Salarius’ common stock or harm its business, financial condition and prospects.
Salarius has never generated any revenue from product sales and may never generate revenue or be profitable.
Salarius has no products approved for commercialization and has never generated any revenue. Salarius’ ability to generate revenue and achieve profitability depends on Salarius’ ability, alone or with strategic collaborators, to successfully complete the development of, and obtain the regulatory and marketing approvals necessary to commercialize one or more of its product candidates. Salarius does not anticipate generating revenue from product sales for the foreseeable future. Salarius’ ability to generate future revenue from product sales depends heavily on Salarius’ success in many areas, including but not limited to:
•completing research and development of its product candidates;
•obtaining regulatory and marketing approvals for its product candidates;
•manufacturing product candidates and establishing and maintaining supply and manufacturing relationships with third parties that are commercially feasible, meet regulatory requirements and supply needs in sufficient quantities to meet market demand for Salarius’ product candidates, if approved;
•marketing, launching and commercializing product candidates for which Salarius obtains regulatory and marketing approval, either directly or with a collaborator or distributor;
•gaining market acceptance of Salarius’ product candidates as treatment options;
•addressing any competing products;
•protecting and enforcing Salarius’ intellectual property rights, including patents, trade secrets, and know-how;
•negotiating favorable terms in any collaboration, licensing, or other arrangements into which Salarius may enter;
•obtaining reimbursement or pricing for Salarius’ product candidates that supports profitability; and
•attracting, hiring, and retaining qualified personnel.
Even if one or more of the product candidates that Salarius develops is approved for commercial sale, Salarius would need to incur significant costs associated with commercializing any approved product candidate. Portions of Salarius’ current pipeline of product candidates have been in-licensed from third parties, which make the commercial sale of such in-licensed products potentially subject to additional royalty and milestone payments to such third parties. Salarius will also have to develop, contract for or acquire manufacturing capabilities to continue development and potential commercialization of Salarius’ product candidates. Salarius will need to develop or procure its drug product in a commercially feasible manner in order to successfully commercialize any future approved product, if any. Additionally, if Salarius is not able to generate revenue from the sale of any approved products, Salarius may never become profitable.
Risks Related to the Development of Salarius’ Product Candidates
The approach Salarius has taken to discover and develop novel oncology therapeutics using epigenetic enzymes to moderate transcription factors and thereby control abnormal protein expression is unproven and may never lead to marketable products.
The scientific discoveries that have formed the basis for Salarius’ efforts to discover and develop Salarius’ product candidates are relatively recent. The scientific evidence to support the feasibility of developing drugs based on these discoveries is both preliminary and limited. The successful development of therapeutic products will require solving a number of issues. In addition, any product candidates that Salarius decides to develop further may not demonstrate in patients the chemical and pharmacological properties ascribed to them in laboratory and pre-clinical trials, and they may interact with human biological systems in unforeseen, ineffective or even harmful ways. For instance, Salarius’ clinical and pre-clinical data to date is not validated and Salarius has no way of knowing if after validation Salarius’ clinical trial data will be complete and consistent. If Salarius does not successfully develop and commercialize product candidates based upon this technological approach, Salarius may not become profitable and the value of Salarius’ capital stock may further decline.

Further, Salarius’ focus on epigenetic enzyme technology for developing product candidates as opposed to multiple, more proven technologies for drug development has increased the risk associated with Salarius’ business. Salarius is not able to identify and successfully implement an alternative product development strategy due to Salarius’ previous investments in current product candidates. In addition, work by other companies pursuing similar technologies may encounter setbacks and difficulties that regulators and investors may attribute to Salarius’ product candidates, whether appropriate or not.
Clinical trials are costly, time consuming and inherently risky, and may fail to demonstrate safety and efficacy to the satisfaction of applicable regulatory authorities.
Clinical development is expensive, time consuming and involves significant risk. If Salarius decides to move forward with Salarius’ clinical trials, Salarius cannot guarantee that they will be conducted as planned or completed on schedule, if at all. Salarius currently does not have the funds to advance Salarius’ planned clinical trials. A failure of one or more of these clinical trials can occur at any stage of development.
Salarius’ product candidates may cause undesirable side effects or have other properties that could delay or prevent their regulatory approval, limit the commercial viability of an approved label, or result in significant negative consequences following marketing approval, if any.
Undesirable side effects caused by Salarius’ product candidates could cause Salarius, an IRB or ethics committee, or regulatory authorities to continue the clinical hold status, interrupt, delay, or terminate clinical trials or even if approved, result in a restrictive label or delay regulatory approval by the FDA or comparable foreign authorities and potential product liability claims.
Product development involves a lengthy and expensive process with an uncertain outcome, and results of earlier pre-clinical and clinical trials may not be predictive of future clinical trial results.
Clinical testing is expensive and generally takes many years to complete, and the outcome is inherently uncertain. Failure can occur at any time during the clinical trial process. The results of pre-clinical trials and early clinical trials of Salarius’ product candidates may not be predictive of the results of larger, later-stage controlled clinical trials. Product candidates that have shown promising results in early-stage clinical trials may still suffer significant setbacks in subsequent clinical trials. Salarius’ clinical trials to date have been conducted on a small number of patients in limited numbers of clinical sites for a limited number of indications. Moreover, clinical data are often susceptible to varying interpretations and analyses. Salarius cannot assure whether any clinical trials Salarius or The University of Texas MD Anderson Cancer Center (“MDACC”) may conduct will demonstrate consistent or adequate efficacy and safety with respect to the proposed indication for use sufficient to receive regulatory approval or market Salarius’ drug candidates.
Difficulty in enrolling patients is a common hurdle faced by early stage biotechnology companies and could, and often does, delay or prevent clinical trials of product candidates.
Identifying and qualifying patients to participate in clinical trials of Salarius’ product candidates is essential to Salarius’ existence. The timing of Salarius’ clinical trials depends in part on the rate at which Salarius or investigators can recruit patients to participate in clinical trials of Salarius’ product candidates, and Salarius and Salarius’ investigators may experience delays in Salarius’ clinical trials if Salarius or they encounter difficulties in enrollment.
Salarius may face potential product liability, and, if successful claims are brought against Salarius, Salarius may incur substantial liability and costs which could be greater than Salarius’ insurance coverage or overall resources.
If the use or misuse of Salarius’ product candidates harms patients, or is perceived to harm patients even when such harm is unrelated to Salarius’ product candidates, Salarius’ regulatory approvals, if any, could be revoked or otherwise negatively impacted and Salarius could be subject to costly and damaging product liability claims. If Salarius is unable to obtain adequate insurance or are required to pay for liabilities resulting from a claim excluded from, or beyond the limits of, Salarius’ insurance coverage, a material liability claim could adversely affect Salarius’ financial condition.

The use or misuse of Salarius’ product candidates in clinical trials and the sale of any products for which Salarius may obtain marketing approval exposes Salarius to the risk of potential product liability claims. Product liability claims might be brought against Salarius by consumers, healthcare providers, pharmaceutical companies or others selling or otherwise coming into contact with Salarius’ product candidates and approved products, if any. There is a risk that Salarius’ product candidates may induce AEs.
Risks Related to Regulatory Approval of Salarius’ Product Candidates and Other Legal Compliance Matters
Even if FDA grants breakthrough therapy designation for one or more of Salarius’ product candidates, the designation may not lead to a faster development or regulatory review or approval process, and it does not increase the likelihood that Salarius’ product candidates will receive marketing approval, and FDA may rescind the designation if it determines the product candidate no longer meets the qualifying criteria for breakthrough therapy.
Salarius may seek a breakthrough therapy designation from the FDA for some of Salarius’ product candidates that reach the regulatory review process. A breakthrough therapy is defined as a drug or biological product that is intended, alone or in combination with one or more other drugs, to treat a serious or life-threatening disease or condition, and preliminary clinical evidence indicates that the drug or biological product may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. For drugs or biological products that have been designated as breakthrough therapies, interaction and communication between the FDA and the sponsor of the trial can help to identify the most efficient path for clinical development while minimizing the number of patients placed in ineffective control regimens. Drugs designated as breakthrough therapies by the FDA could also be eligible for accelerated approval.
Designation as a breakthrough therapy is within the discretion of the FDA. Accordingly, even if Salarius believes one of Salarius’ product candidates meets the criteria for designation as a breakthrough therapy, the FDA may disagree and instead determine not to make such designation.
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
Salarius has received fast track designation for SP-2577 as a potential treatment for a rare pediatric disease in Ewing’s Sarcoma, but such designation may not actually lead to a faster development or regulatory review or approval process. Additionally, FDA may rescind the designation if it determines the product candidate no longer meets the qualifying criteria for fast track.
If a product candidate is intended for the treatment of a serious condition and nonclinical or clinical data demonstrate the potential to address unmet medical need for this condition, a product sponsor may apply for FDA fast track designation. Salarius received fast track designation for SP-2577 as a potential treatment for a rare pediatric disease in Ewing’s Sarcoma. However, fast track designation does not ensure that Salarius will receive marketing approval or that approval will be granted within any particular time frame. Salarius may not experience a faster development or regulatory review or approval process with fast track designation compared to conventional FDA procedures. In addition, the FDA may withdraw fast track designation if it believes that the designation is no longer supported by data from Salarius’ clinical development program. Fast track designation alone does not guarantee qualification for the FDA’s priority review procedures.
Salarius cannot guarantee how long it will take regulatory agencies to review Salarius’ applications for product candidates, and Salarius may fail to obtain the necessary regulatory approvals to market Salarius’ product candidates. If Salarius is not able to obtain required regulatory approvals, Salarius will not be able to commercialize Salarius’ product candidates and Salarius’ ability to generate revenue will be materially impaired.
Salarius’ product candidates and the activities associated with their development and commercialization, including their design, research, testing, manufacture, safety, efficacy, recordkeeping, labeling, packaging, storage, approval, advertising, promotion, sale and distribution, are subject to comprehensive regulation by the FDA and other regulatory agencies in the United States and foreign jurisdictions. Failure to obtain marketing approval for Salarius’ product candidates will prevent Salarius from commercializing them in those markets.
Salarius has not received approval from regulatory authorities to market any product candidate in any jurisdiction, and it is possible that neither Salarius’ current product candidates nor any product candidates that Salarius may seek to develop in the future will ever obtain the appropriate regulatory approvals necessary for Salarius to commence product sales.
Reliance on government funding for Salarius’ programs may add uncertainty to Salarius’ research and commercialization efforts with respect to those programs that are tied to such funding and may impose requirements that limit Salarius’ ability to take specified actions, increase the costs of commercialization and production of product candidates developed under those programs and subject Salarius to potential financial penalties, which could materially and adversely affect Salarius’ business, financial condition and results of operations.
During the course of Salarius’ development of Salarius’ product candidates, Salarius has been funded in part through federal and state grants, including but not limited to the funding Salarius received from the Cancer Prevention and Research Institute of Texas (“CPRIT”). If Salarius does not comply with the terms of the grant, CPRIT may require Salarius to repay some or all of the disbursed grant.
Risks Related to Salarius’ Intellectual Property
Salarius may not be successful in obtaining or maintaining necessary rights to Salarius’ targets, product compounds and processes for Salarius’ development pipeline through acquisitions and in-licenses.
Presently, Salarius has rights to the intellectual property, through licenses from third parties and under patents and patent applications that Salarius owns, to modulate only a subset of the known epigenetic enzyme targets. Because Salarius’ programs may involve a range of targets, including targets that require the use of proprietary rights held by third parties, the growth of Salarius’ business may depend in part on Salarius’ ability to acquire, in-license or use these proprietary rights. In addition, Salarius’ product candidates may require specific formulations to work effectively and efficiently and these rights may be held by others. Salarius may be unable to acquire or in-license any compositions, methods of use, processes or other third-party intellectual property rights from third parties that Salarius identify. The licensing and acquisition of third-party intellectual property rights is a competitive area, and a number of more established companies are also pursuing strategies to license or acquire third-party intellectual property rights that Salarius may consider attractive. These established companies may have a competitive advantage over Salarius due to their size, cash resources and greater clinical development and commercialization capabilities.
For example, Salarius has previously collaborated with academic institutions worldwide to accelerate Salarius’ pre-clinical and clinical research or development under written agreements with these institutions. Typically, these institutions provide an option to negotiate a license to any of the institution’s rights in technology resulting from the collaboration. Regardless of such right of first negotiation for intellectual property, Salarius may be unable to negotiate a license within the specified time frame or under terms that are acceptable to Salarius. If Salarius is unable to do so, the institution may offer the intellectual property rights to other parties, potentially blocking Salarius’ ability to pursue its program.
In addition, companies that perceive Salarius to be a competitor may be unwilling to assign or license rights to Salarius. Salarius also may be unable to license or acquire third-party intellectual property rights on terms that would allow Salarius to make an appropriate return on Salarius’ investment. If Salarius is unable to successfully obtain rights to third-party intellectual property rights, Salarius’ business, financial condition and prospects for growth could suffer.
Salarius intends to rely on patent rights for Salarius’ product candidates and any future product candidates. If Salarius is unable to obtain or maintain exclusivity from the combination of these approaches, Salarius may not be able to compete effectively in Salarius’ markets.
Salarius relies or will rely upon a combination of patents, trade secret protection, and confidentiality agreements to protect the intellectual property related to Salarius’ technologies and product candidates. Salarius’ success depends in large part on Salarius’ and its licensors’ ability to obtain regulatory exclusivity and maintain patent and other intellectual property protection in the United States and in other countries with respect to Salarius’ proprietary technology and products.
Salarius has sought to protect Salarius’ proprietary position by filing patent applications in the United States and abroad related to Salarius’ product candidates that are important to Salarius’ business. This process is expensive and time consuming, and Salarius may not be able to file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. It is also possible that Salarius will fail to identify patentable aspects of Salarius’ research and development output before it is too late to obtain patent protection.
The patent position of biotechnology and pharmaceutical companies generally is highly uncertain and involves complex legal and factual questions for which legal principles remain unsolved. The patent applications that Salarius owns or in-licenses may fail to result in issued patents with claims that cover Salarius’ product candidates in the United States or in other foreign countries. There is no assurance that all potentially relevant prior art relating to Salarius’ patents and patent applications has been found, which can invalidate a patent or prevent a patent from issuing from a pending patent application. Even if patents do successfully issue, and even if such patents cover Salarius’ product candidates, third parties may challenge their validity, enforceability, or scope, which may result in such patents being narrowed, found unenforceable or invalidated. Furthermore, even if they are unchallenged, Salarius’ patents and patent applications may not adequately protect Salarius’ intellectual property, provide exclusivity for Salarius’ product candidates, or prevent others from designing around Salarius’ claims. Any of these outcomes could impair Salarius’ ability to prevent competition from third parties, which may have an adverse impact on Salarius’ business.
Salarius, independently or together with Salarius’ licensors, have filed several patent applications covering various aspects of Salarius’ product candidates. Salarius cannot offer any assurances about which, if any, patents will issue, the breadth of any such patent or whether any issued patents will be found invalid and unenforceable or will be threatened by third parties. Any successful opposition to these patents or any other patents owned by or licensed to Salarius after patent issuance could deprive Salarius of rights necessary for the successful commercialization of any product candidates that Salarius may develop. Further, if Salarius encounters delays in regulatory approvals, the period of time during which Salarius could market a product candidate under patent protection could be reduced.
If Salarius cannot obtain and maintain effective protection of exclusivity from Salarius’ regulatory efforts and intellectual property rights, including patent protection or data exclusivity, for Salarius’ product candidates, Salarius may not be able to compete effectively and Salarius’ business and results of operations would be harmed.
Salarius may not have sufficient patent term protections for Salarius’ product candidates to effectively protect Salarius’ business.
Patents have a limited term. In the United States, the statutory expiration of a patent is generally 20 years after it is filed. Although various extensions may be available, the life of a patent, and the protection it affords, is limited. Even if patents covering Salarius’ product candidates are obtained, once the patent life has expired for a product candidate, Salarius may be open to competition from generic medications. In addition, upon issuance in the United States any patent term can be adjusted based on specified delays caused by the applicant(s) or the U.S. Patent and Trademark Office (the “USPTO”).
Depending on the timing, duration, and conditions of FDA marketing approval of Salarius’ product candidates, one or more of Salarius’ United States patents may be eligible for patent term extension under the Hatch-Waxman Act. Patent term extensions under the Hatch-Waxman Act in the United States and under supplementary protection certificates in Europe may be available to extend the patent or data exclusivity terms of Salarius’ product candidates. Salarius will likely rely on patent term extensions, and Salarius cannot provide any assurances that any such patent term extensions will be obtained and, if so, for how long. However, Salarius may not receive an extension if Salarius fails to apply within applicable deadlines, fail to apply prior to expiration of relevant patents or otherwise fail to satisfy applicable requirements. Moreover, the length of the extension could be less than Salarius requests. If Salarius is unable to obtain patent term extension or the term of any such extension is less than Salarius requests, the period during which Salarius can enforce Salarius’ patent rights for that product may not extend beyond the current patent expiration dates and competitors may obtain approval to market competing products sooner. As a result, Salarius may not be able to maintain exclusivity for Salarius’ product candidates for an extended period after regulatory approval, if any, which would negatively impact Salarius’ business, financial condition, results of operations and prospects. If Salarius does not have sufficient patent terms or regulatory exclusivity to protect Salarius’ product candidates, Salarius’ business and results of operations will be adversely affected.
Changes in U.S. patent law could diminish the value of patents in general, thereby impairing Salarius’ ability to protect Salarius’ products, and recent patent reform legislation could increase the uncertainties and costs surrounding the prosecution of Salarius’ patent applications and the enforcement or defense of Salarius’ issued patents.
As is the case with other biotechnology companies, Salarius’ success is heavily dependent on patents and the ability to enforce and protect these patients. Obtaining and enforcing patents in the biotechnology industry involve both technological and legal complexity, and is therefore costly, time-consuming and inherently uncertain. In addition, the United States has recently enacted and is currently implementing wide-ranging patent reform legislation. Recent U.S. Supreme Court rulings have narrowed the scope of patent protection available in specified circumstances and weakened the rights of patent owners in specified situations. In addition to increasing uncertainty with regard to Salarius’ ability to obtain patents in the future, this combination of events has created uncertainty with respect to the value of patents, once obtained. Depending on decisions by the U.S. Congress, the federal courts, and the USPTO, the laws and regulations governing patents could change in unpredictable ways that would weaken Salarius’ ability to obtain new patents or to enforce Salarius’ existing patents and patents that Salarius might obtain in the future. Some of Salarius’ patent claims may be affected by the recent U.S. Supreme Court decision in Association for Molecular Pathology v. Myriad Genetics. In Myriad, the Supreme Court held that unmodified isolated fragments of genomic sequences, such as the DNA constituting the BRCA1 and BRCA2 genes, are not eligible for patent protection because they constitute a product of nature. The exact boundaries of the Supreme Court’s decision remain unclear as the Supreme Court did not address other types of nucleic acids.
If Salarius is unable to maintain effective proprietary rights for Salarius’ product candidates or any future product candidates, Salarius may not be able to compete effectively in Salarius’ proposed markets.
In addition to the protection afforded by patents, Salarius relies on trade secret protection and confidentiality agreements to protect proprietary know-how that is not patentable or that Salarius elects not to patent, processes for which patents are difficult to enforce and any other elements of Salarius’ product candidate discovery and development processes that involve proprietary know-how, information or technology that is not covered by patents. However, trade secrets can be difficult to protect. Salarius seek to protect Salarius’ proprietary technology and processes, in part, by entering into confidentiality agreements with Salarius’ employees, consultants, scientific advisors, and contractors. Salarius also seeks to preserve the integrity and confidentiality of Salarius’ data and trade secrets by maintaining physical security of Salarius’ premises and physical and electronic security of Salarius’ information technology systems. While Salarius has confidence in these individuals, organizations and systems, agreements or security measures may be breached, and Salarius may not have adequate remedies for any breach. In addition, Salarius’ trade secrets may otherwise become known or be independently discovered by competitors.
Third-party claims of intellectual property infringement may prevent or delay Salarius’ development and commercialization efforts.
Salarius’ commercial success depends in part on Salarius’ ability to develop, manufacture, market and sell Salarius’ product candidates and use Salarius’ proprietary technology without infringing the patent rights of third parties.
Numerous third-party U.S. and non-U.S. issued patents and pending applications exist in the area of epigenetic enzyme inhibitors and related technologies. Salarius is aware of U.S. and foreign patents and pending patent applications owned by third parties that cover therapeutic uses of epigenetic inhibitors. Salarius is currently monitoring these patents and patent applications. Salarius may in the future pursue available proceedings in the U.S. and foreign patent offices to challenge the validity of these patents and patent applications. In addition, or alternatively, Salarius may consider whether to seek to negotiate a license of rights to technology covered by one or more of such patents and patent applications. If any patents or patent applications cover Salarius’ product candidates or technologies, Salarius may not be free to manufacture or market Salarius’ product candidates, as planned, absent such a license, which may not be available to Salarius on commercially reasonable terms, or at all.
Salarius may not be successful in meeting Salarius’ obligations under Salarius’ existing license agreements necessary to maintain Salarius’ product candidate licenses in effect. In addition, if required in order to commercialize Salarius’ product candidates, Salarius may be unsuccessful in obtaining or maintaining necessary rights to Salarius’ product candidates through acquisitions and in-licenses.

Salarius currently has rights to the intellectual property, through licenses from third parties and under patents that Salarius does not own, to develop and commercialize Salarius’ product candidates. Because Salarius’ programs may require the use of proprietary rights held by third parties, the growth of Salarius’ business will likely depend in part on Salarius’ ability to maintain in effect these proprietary rights. Any termination of license agreements with third parties with respect to Salarius’ product candidates would be expected to negatively impact Salarius’ business prospects.
Salarius may be unable to acquire or in-license any compositions, methods of use, processes, or other third-party intellectual property rights from third parties that Salarius identifies as necessary for Salarius’ product candidates.
If Salarius fails to comply with obligations in the agreements under which Salarius licenses intellectual property and other rights from third parties or otherwise experience disruptions to Salarius’ business relationships with Salarius’ licensors, Salarius could lose license rights that are important to Salarius’ business.
Salarius is a party to intellectual property licenses and supply agreements that are important to Salarius’ business and may enter into additional license agreements in the future. Salarius’ existing agreements impose, and Salarius expects that future license agreements will impose on Salarius, various diligence, milestone payment, royalty, purchasing, and other obligations. If Salarius fails to comply with Salarius’ obligations under these agreements, or Salarius is subject to a bankruptcy, Salarius’ agreements may be subject to termination by the licensor, in which event Salarius would not be able to develop, manufacture, or market products covered by the license or subject to supply commitments.
Salarius may be involved in lawsuits to protect or enforce Salarius’ patents or the patents of Salarius’ licensors, which could be expensive, time consuming, and unsuccessful.
Competitors may infringe Salarius’ patents or the patents of Salarius’ licensors. If Salarius or one of Salarius’ licensing partners were to initiate legal proceedings against a third party to enforce a patent covering one of Salarius’ product candidates, the defendant could counterclaim that the patent covering Salarius’ product candidate is invalid and/or unenforceable. In patent litigation in the United States, defendant counterclaims alleging invalidity and/or unenforceability are commonplace. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, including lack of novelty, obviousness, written description, clarity or non- enablement. Grounds for an unenforceability assertion could be an allegation that someone connected with prosecution of the patent withheld relevant information from the USPTO, or made a misleading statement, during prosecution. The outcome following legal assertions of invalidity and unenforceability is unpredictable.
Salarius may not be able to protect Salarius’ intellectual property rights throughout the world.
Filing, prosecuting, and defending patents on product candidates in all countries throughout the world would be prohibitively expensive, and Salarius’ intellectual property rights in some countries outside the United States can be less extensive than those in the United States. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as federal and state laws in the United States. Competitors may use Salarius’ technologies in jurisdictions where Salarius has not obtained patent protection to develop Salarius’ own products and may also export infringing products to territories where Salarius has patent protection, but enforcement is not as strong as that in the United States. These products may compete with Salarius’ products and Salarius’ patents or other intellectual property rights may not be effective or sufficient to prevent them from competing.
Risks Related to Salarius’ Reliance on Third Parties
Salarius relies on or will rely on third parties to conduct Salarius’ clinical trials. If these third parties do not successfully perform and comply with regulatory requirements, Salarius may not be able to successfully complete clinical development, obtain regulatory approval or eventually commercialize Salarius’ product candidates and Salarius’ business could be substantially harmed.
Salarius has relied upon and plan to continue to rely upon third-parties such as contract research organizations (“CROs”), hospitals and clinical investigators to study Salarius’ product candidates in clinical trials. For example, Salarius has collaborated with The University of Texas MD Anderson Cancer Center (“MDACC”) to study SP-2577 in combination with azacitidine for the treatment of patients with myelodysplastic syndromes or chronic myelomonocytic leukemia . Salarius relies on these parties for the execution of clinical trials and Salarius only manages and controls some aspects of their activities. With respect to the MDACC sponsored investigator initiated trial, Salarius supplies seclidemstat in quantities required to conduct the clinical trial, but does not have any control over their development activities or the timing thereof. Salarius remains responsible for ensuring that each of Salarius’ trials is conducted in accordance with the applicable protocol, legal, regulatory, and scientific standards and Salarius’ reliance on these third parties does not relieve Salarius of its regulatory responsibilities. In July 2024, the FDA placed the trial on partial clinical hold following a serious and unexpected grade 4 adverse event encephalopathy, which was reversible. In February 2025, Salarius announced that MDACC had addressed the FDA’s questions and the partial clinical hold had been lifted, with patient enrollment resuming in the trial.
Salarius expects to rely on third parties to manufacture Salarius’ clinical product supplies, and Salarius intends to rely on third parties to produce and process Salarius’ product candidates, if approved, and Salarius’ commercialization of any of Salarius’ product candidates could be stopped, delayed or made less profitable if those third parties fail to obtain approval of government regulators, fail to comply with applicable regulations, fail to provide Salarius with sufficient quantities of drug product, or fail to do so at acceptable quality levels or prices.
Salarius does not currently have nor does Salarius currently plan to develop the infrastructure or capability internally to manufacture Salarius’ clinical supplies for use in the conduct of Salarius’ clinical trials, and Salarius lacks the resources and the capability to manufacture any of Salarius’ product candidates on a clinical or commercial scale. Salarius currently relies on outside vendors to manufacture the clinical supplies of Salarius’ product candidates. Salarius plans to continue relying on third parties to manufacture Salarius’ product candidates on a commercial scale, if approved.
Salarius does not yet have sufficient information to reliably estimate the cost of the commercial manufacturing of Salarius’ product candidates and Salarius’ current costs to manufacture Salarius’ drug products is not commercially feasible, and the actual cost to manufacture Salarius’ product candidates could materially and adversely affect the commercial viability of Salarius’ product candidates. As a result, Salarius may never be able to develop a commercially viable product.
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
General Risk Factors
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
Governance

We currently engage a qualified IT consultant who reports to our Chief Executive Officer. This consultant has over 30 years of experience with cybersecurity, information technology development and deployment and information technology risk assessment and management, including information security management.
Our IT consultant regularly monitors our information technology systems and monitors the prevention, detection, mitigation and remediation of cybersecurity incidents in consultation with our Chief Executive Officer. Our Chief

Executive Officer periodically reports information regarding our cybersecurity program to our Board, which has overall responsibility for risk oversight. In addition, our management is responsible for alerting our Board of any material cybersecurity incidents.
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

Item 3. Legal Proceedings
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
As of March 12, 2025, we had approximately 139 record holders of our common stock. Because many of our shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of individual stockholders represented by these record holders.
Equity Compensation Plan Information
Information required by Item 5 of Form 10-K regarding our equity compensation plans is incorporated herein by reference from Item 12 of Part III of this Annual Report on Form 10-K.
Recent Sales of Unregistered Securities
On December 12, 2024, Salarius entered into a securities purchase agreement (the “ELOC Agreement”) with C/M Capital Master Fund, LP (the “Purchaser”), pursuant to which Salarius, subject to the restrictions and satisfaction of the conditions in the ELOC Agreement, has the right, but not the obligation, to sell to the Purchaser, and the Purchaser is obligated to purchase, up to the lesser of (i) $10 million of newly issued shares (the “Purchase Shares”) of Salarius’ common stock and (ii) the Exchange Cap (as defined in the ELOC Agreement). As consideration for the Purchaser’s execution and delivery of the ELOC Agreement, Salarius has agreed to issue to the Purchaser, simultaneously with the delivery of any and all Purchase Shares purchased under the ELOC Agreement, a number of shares of Salarius common stock equal to one percent (1%) of the number of Purchase Shares actually sold in each sale under the ELOC Agreement.

In the Purchase Agreement, the Purchaser represented to the Company, among other things, that it is an “accredited investor” (as such term is defined in Rule 501(a)(3) of Regulation D promulgated under the Securities

Act of 1933, as amended (the “Securities Act”)). The securities are being issued and sold by the Company to the Purchaser in reliance upon the exemptions from the registration requirements of the Securities Act afforded by Section 4(a)(2) of the Securities Act and Rule 506(b) of Regulation D promulgated thereunder. The securities may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

Between January 13, 2025 and March 7, 2025, Salarius issued and sold 283,933 Purchase Shares to the Purchaser pursuant to the ELOC Agreement at a weighted average exercise price of $2.61 for an aggregate purchase price of $740,500. These issuances and sales were made following written notice delivered by Salarius to Investor, directing Investor to purchase the Purchase Shares. Salarius also issued 2,839 shares of its common stock to the Purchaser as commitment shares pursuant to the terms of the ELOC Agreement.

Other than as described above or as previously disclosed on our Current Reports on Form 8-K or Quarterly Reports on Form 10-Q filed with the SEC, we did not issue any unregistered equity securities during the twelve months ended December 31, 2024.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers
None.

Item 6.
RESERVED

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations Overview
This Management’s Discussion and Analysis provides material historical and prospective disclosures intended to enable investors and other users to assess our financial condition and results of operations. Statements that are not historical are forward-looking and involve risks and uncertainties discussed under the headings Special Note Regarding Forward-Looking Statements” and “Risk Factors” of this report. The following discussion of our results of operations and financial condition should be read in conjunction with our financial statements and the related notes thereto included elsewhere in this report. These risks could cause our actual results to differ materially from any future performance suggested below.
Introduction
Our Management's Discussion and Analysis of Financial Condition and Results of Operations, or MD&A, is provided in addition to the accompanying consolidated financial statements and notes to assist readers in understanding our results of operations, financial condition, and cash flows.
Overview
Salarius is a clinical-stage biopharmaceutical company that has been focused on developing effective treatments for patients with cancer with high, unmet medical need. Specifically, Salarius has been concentrated on developing treatments for cancers caused by dysregulated gene expression (i.e., genes which are incorrectly turned on or off). Salarius has two classes of drugs that address gene dysregulation: targeted protein inhibitors and targeted protein degraders. Salarius’ technologies have the potential to work in both liquid and solid tumors. Salarius’ current pipeline consists of two small molecule drugs: (1) SP-3164, a targeted protein degrader, and (2) seclidemstat (“SP-2577”), a targeted protein inhibitor.
Recent Developments
Entry into Merger Agreement with Decoy Therapeutics, Inc. (“Decoy”)
On August 8, 2023, Salarius announced that it retained Canaccord Genuity, LLC to lead a comprehensive review of strategic alternatives focusing on maximizing stockholder value, including but not limited to, an acquisition, merger, reverse merger, divestiture of assets, licensing, or other strategic transactions involving the company. On January 10, 2025, Salarius entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Decoy

Therapeutics MergerSub I, Inc., a Delaware corporation and a wholly owned subsidiary of Salarius (“First Merger Sub”), Decoy Therapeutics MergerSub II, LLC, a Delaware limited liability company and wholly owned subsidiary of Salarius (“Second Merger Sub”), and Decoy. Pursuant to the Merger Agreement, Salarius will combine with Decoy (the “Merger”) by causing First Merger Sub to be merged with and into Decoy, with Decoy surviving the merger as a wholly owned subsidiary of Salarius (the “First Merger”). Immediately following the First Merger, Decoy will merge with and into Second Merger Sub, with Second Merger Sub being the surviving entity and continuing under the name “Decoy Therapeutics, LLC” as a wholly owned subsidiary of Salarius.
The Merger is structured as a stock-for-stock transaction pursuant to which all of Decoy’s outstanding equity interests will be exchanged based on an exchange ratio for consideration of a combination of (a) shares of Salarius’ common stock par value $0.0001 (the “Common Stock”) in an amount up to (i) 19.9% of Salarius’ total shares outstanding as of January 10, 2025 minus (ii) any shares of Salarius Common Stock issued in any private placement between January 10, 2025 and the effective time of the First Merger (the “First Effective Time”), and (b) shares of Series A Preferred Stock, which is a newly designated series of preferred stock (“Preferred Stock”) that is intended to have economic rights equivalent to the Common Stock, but with only limited voting rights, in addition to the assumption of outstanding and unexercised stock options to purchase shares of Common Stock from the Decoy Therapeutics Inc. 2020 Equity Incentive Plan. The number of shares of Common Stock to be issued at Merger Closing (as defined below) and the number of shares of Common stock underlying the Series A Preferred Stock to be issued at closing of the Merger (the “Merger Closing”) is based on an exchange ratio which assumes a base value of $28.0 million for Decoy and $4.6 million for Salarius, subject in each case to adjustment based on the balance sheet cash available to each of Salarius and Decoy at Merger Closing (excluding any proceeds raised the “Qualified Financing,” as defined below). Based on these relative values, before taking into account the dilutive effects of the Qualified Financing, Salarius’ legacy stockholders would retain approximately 14.1% of Salarius on an as-converted-to-common basis and, after giving effect to the exchange ratio and the conversion of the Series A Preferred Stock, Decoy stockholders would own approximately 85.9% of Salarius.
The rights of the Series A Preferred Stock will be set forth in a Certificate of Designation of Preferences, Rights and Limitations that Salarius will file with the Secretary of State of the State of Delaware (the “Certificate of Designation”). The Certificate of Designation provides that the preferred stock will be convertible into shares of Common Stock on a 1-for-1000 basis, subject to stockholder approval. The Merger was approved by Salarius’ board of directors and the board of directors of Decoy. In addition, following the consummation of the Merger, Salarius has agreed to call a special stockholder meeting to approve (i) the conversion of the preferred stock to be issued at Merger Closing into shares of Common Stock (the “Conversion Proposal”), (ii) a new equity incentive plan in form reasonably agreed to by the parties (the “Equity Plan Proposal”), and (iii) if necessary and advisable, a reverse stock split in a ratio to be approved by Salarius’ board of directors (the “Reverse Stock Split Proposal” and together with the Conversion Proposal and the Equity Plan Proposal, the “Company Stockholder Matters”).
The Merger Agreement contains customary representations and warranties by each of Salarius and Decoy, as well as covenants relating to operating each respective business in the ordinary course prior to Merger Closing. The Merger Closing is conditioned upon, among other things, minimum proceeds from future offerings of at least $6.0 million (collectively, the “Qualified Financing”) and the continued listing of Salarius Common Stock on Nasdaq. On January 17, 2025, Nasdaq notified Salarius that the proposed transaction with Decoy constitutes a business combination that will result in a “Change of Control” pursuant to Listing Rule 5110(a) and, accordingly, the post-transaction entity will be required to satisfy all of Nasdaq’s initial listing criteria and to complete Nasdaq’s initial listing process, including the payment of all applicable fees. Salarius intends to commence the process prior to seeking the Company’s stockholder approval for the issuance of 20% or more of the Company’s pre-transaction shares and must complete the process prior to the conversion of the preferred shares issued at the Merger Closing into shares of common stock of the Company.
In connection with the execution of the Merger Agreement, Salarius entered into stockholder support agreements (the “Salarius Support Agreements”) with certain of its officers and directors, who collectively own an aggregate of approximately 1.38% of the outstanding shares of the Common Stock. The Salarius Support Agreements provide that, among other things, each of the parties thereto has agreed to vote or cause to be voted all of the shares of Common Stock owned by such stockholder in favor of the Company Stockholder Matters at a special or annual meeting of Salarius’ stockholders to be held in connection therewith. In addition, Decoy officers and directors, in their capacities as stockholders of Decoy, entered into stockholder support agreements (the “Decoy Support Agreements”) with Decoy. The Decoy Support Agreements provide that, among other things, each of the parties thereto has agreed to vote or cause to be voted all of the shares of Common Stock owned by such stockholder in favor of the proposed Merger.

Concurrently and in connection with the execution of the Merger Agreement, certain Decoy officers and directors, and certain of Salarius’ directors and officers entered into lock-up agreements with Salarius and Decoy, pursuant to which each such stockholder will be subject to a 180-day lockup on the sale or transfer of shares of Common Stock held by each such stockholder at the Merger Closing, including those shares received by Decoy stockholders in the Merger.
Although we have entered into the Merger Agreement and intend to consummate the Merger, there is no assurance that we will be able to successfully consummate the Merger on a timely basis, or at all. If, for any reason, the Merger does not close, our board of directors may elect to, among other things, attempt to complete another strategic transaction like the Merger, attempt to sell or otherwise dispose of our various assets, resume our research and development activities and continue to operate our business or dissolve and liquidate our assets. If we decide to dissolve and liquidate our assets, we would be required to pay all of our debts and contractual obligations, and to set aside certain reserves for potential future claims, and there can be no assurances as to the amount or timing of available cash left, if any, to distribute to stockholders after paying our debts and other obligations and setting aside funds for reserves. If we were to continue our business, we would need to raise a substantial amount of cash to fund ongoing operations and future development activities for our existing product candidates and any new product candidates that we acquire.
Warrant Cancellation Agreement
On January 10, 2025, Salarius entered into a Warrant Cancellation Agreement (the “Warrant Cancellation Agreement”) with an accredited investor. Salarius previously issued to the investor a Series A-1 Common Stock Purchase Warrant to purchase 454,546 shares of its common stock pursuant to the offering described in Salarius’ Current Report on Form 8-K filed with the Securities and Exchange Commission (“SEC”) on May 16, 2023 (the “Warrant”). Pursuant to the Warrant Cancellation Agreement, on January 10, 2025, Salarius paid the investor an aggregate amount in cash of $350,000 in exchange for the surrender and cancellation of the Warrant.
Securities ELOC Agreement
On December 12, 2024, Salarius entered into a securities purchase agreement (the “ELOC Agreement”) with C/M Capital Master Fund, LP (the “Purchaser”), pursuant to which Salarius, subject to the restrictions and satisfaction of the conditions in the ELOC Agreement, has the right, but not the obligation, to sell to the Purchaser, and the Purchaser is obligated to purchase, up to the lesser of (i) $10 million of newly issued shares (the “Purchase Shares”) of Salarius’ common stock and (ii) the Exchange Cap (as defined in the ELOC Agreement). As consideration for the Purchaser’s execution and delivery of the ELOC Agreement, Salarius has agreed to issue to the Purchaser, simultaneously with the delivery of any and all Purchase Shares purchased under the ELOC Agreement, a number of shares of Salarius common stock equal to one percent (1%) of the number of Purchase Shares actually sold in each sale under the ELOC Agreement.
Between January 13, 2025 and March 7, 2025, Salarius issued and sold 283,933 Purchase Shares to the Purchaser pursuant to the ELOC Agreement at a weighted average exercise price of $2.61 for an aggregate purchase price of $740,500. These issuances and sales were made following written notice delivered by Salarius to Investor, directing Investor to purchase the Purchase Shares. Salarius also issued 2,839 shares of its common stock to the Purchaser as commitment shares pursuant to the terms of the ELOC Agreement.
We have no products approved for commercial sale and have not generated any revenue from product sales. We have never been profitable and have incurred operating losses in each year since inception. We had an accumulated deficit of $81.9 million as of December 31, 2024. Substantially all of our operating losses resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations.
The lack of revenue from product sales to date and recurring losses from operations since our inception raise substantial doubt as to our ability to continue as a going concern. We will continue to require substantial additional capital to continue our operation and clinical development activities and may need such additional capital sooner than 12 months. As of December 31, 2024, we had cash and cash equivalents of $2.4 million. Accordingly, we will need to raise substantial additional capital to continue to fund our operations beyond the later part of the second quarter of 2025. The amount and timing of our future funding requirements will depend on many factors, including the result of our strategic alternatives process, our ability to raise additional capital on commercially reasonable terms, the pace and results of clinical development activities, and market conditions. Failure to raise capital as and when needed, on favorable terms or at all, would have a negative impact on our financial condition and our ability to continue our operations.

Results of Operations
The following table sets forth the consolidated results of our operations for the year ended December 31, 2024 compared to the year ended December 31, 2023.

	Year ended December 31		Change
	2024	2023
Research and development expenses	770,027	7,173,747	(6,403,720)
General and administrative expenses	4,964,289	5,721,197	(756,908)
Interest income (expense), net	158,539	352,251	-193,712
Net loss	$(5,575,777)	$(12,542,693)	$6,966,916
Research and Development Expenses
Research and development expenses were $0.8 million during the year ended December 31, 2024 compared to $7.2 million during the year ended December 31, 2023. This decrease of $6.4 million principally resulted from the cost savings plan implemented during the third quarter of 2023 and lower spending on SP-2577. Lower research and development expenses will continue in 2025 as we have curtailed our sponsored clinical trials and intend to rely on clinical trial data from the investigator initiated clinical trial conducted by MD Anderson Cancer Center before assessing next steps in our clinical development plans.

	SP - 3164		SP- 2577
Research and development costs by candidates and by categories:	2024	2023	2024	2023
Outsourced research and development costs	$69,753	$2,662,072	$345,228	$1,342,878
Employee-related costs		263,302		1,568,402
Manufacturing and laboratory costs	275,827	1,203,934	79,219	133,159
Purchased in process research and development costs		—		—
Total research and development costs	$345,580	$4,129,308	$424,447	$3,044,439
General and Administrative Expense
General and administrative expenses were $5.0 million for the year ended December 31, 2024 compared to $5.7 million for the year ended December 31, 2023, the decrease is mainly driven by lower personnel costs, public company expenses and D&O insurance cost, offsetting by increased legal expense and severance payments.
Liquidity and Capital Resources
Current and Future Financing Needs
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
During the twelve months ended December 31, 2024, we received $0.1 million of cash from CPRIT. As of December 31, 2024, we had $1.5 million of working capital and our cash and cash equivalents totaled $2.4 million, which were held in bank and money market accounts. Our cash and cash equivalents balance decreased during the year ended December 31, 2024, primarily due to the cash used in operating activities, partially offset by capital received from financing activities. Under current reduced operating conditions, we believe that our cash and cash equivalents on hand as of December 31, 2024 is sufficient to fund our anticipated operations into the later part of the second quarter of 2025. If for any reason the Merger does not close, we would need to raise additional capital to continue to fund the further development of product candidates and our operations. If we are unable to maintain sufficient financial resources, our business, financial condition and results of operations will be materially and adversely affected. Additionally, equity or debt financings may have a dilutive effect on the holdings of our existing stockholders. We have curtailed expenses and plan to use our two remaining full time employees and consultants to continue our operations. As a result, if we are unable to complete the Merger, we will likely need to conduct a wind down of our operations.

Cash Flow

	Year Ended December 31
	2024	2023
Net cash (used in) provided by:
Operating activities	$(4,525,337)	$(12,846,137)
Financing activities	1,059,955	6,639,612
Net increase (decrease) in cash and cash equivalents	$(3,465,382)	$(6,206,525)

	Year Ended December 31
	2024	2023
Net proceeds from issuance of equity securities	1,526,460	6,920,529
Payments on note payable	(466,505)	(280,917)
Net cash provided by financing activities	$1,059,955	$6,639,612
Operating Activities
Net cash used in operating activities was $4.5 million in the current period, a decrease of approximately $8.3 million from the same period a year ago. The decrease is primarily due to significantly reduced operating expenses during current year compared to last year.
Critical Accounting Policies and Significant Judgments and Estimates
Our management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these consolidated financial statements requires us to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities as of the date of the consolidated balance sheet and the reported amounts of expenses during the reporting period. In accordance with GAAP, we base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances at the time such estimates are made. Actual results may differ materially from our estimates and judgments under different assumptions or conditions. We periodically review our estimates in light of changes in circumstances, facts and experience. The effects of material revisions in estimates are reflected in our consolidated financial statements prospectively from the date of the change in estimate.
Our significant accounting policies are described in Note 2 to our audited consolidated financial statements for the year ended December 31, 2024 in this Annual Report on Form 10-K. We believe that our accounting policy relating to research and development expenses is the most critical to understanding and evaluating our reported financial results. We have identified this policy as critical because it is important to the presentation of our financial condition and results of operations and requires us to make judgments and estimates on matters that are inherently uncertain and may change in future periods. For more information regarding these policies, you should refer to Note 2 of our audited consolidated financial statements included in this Annual Report on Form 10-K.
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

Item 8. Financial Statements and Supplementary Data
SALARIUS PHARMACEUTICALS, INC.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Salarius Pharmaceuticals, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Salarius Pharmaceuticals, Inc. (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for each of the two years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

The Company’s Ability to Continue as a Going Concern
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has a lack of revenue from product sales and has suffered recurring losses from operations since its inception and has stated that substantial doubt exists about the Company's ability to continue as a going concern. Management's evaluation of the events and conditions and management’s plans regarding these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

Clinical Trial Accruals
Description of the Matter
The Company’s Accrued expenses and other current liabilities was $352,419 at December 31, 2024, and Research and development was $770,027 for the year then ended. As noted in the consolidated financial statements, research and development costs consist of expenses incurred in performing research and development activities, including pre-clinical studies and clinical trials, and these costs consist of salaries and personnel-related costs, consulting fees, fees paid for contract research services, the costs of laboratory equipment and facilities, license fees and other external costs. The Company’s preclinical and clinical trials are performed by third party contract research organizations (CROs) and/or clinical investigators, and clinical supplies are manufactured by contract manufacturing organizations (CMOs). The Company accrues expenses based upon its assessment of the status of each clinical trial and the work completed and upon information obtained from the CROs and CMOs.

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

How We Addressed the Matter in Our Audit

Our audit procedures included, among others, inspecting the terms and conditions of the Company’s contracts with third parties, obtaining external confirmation of key inputs to the accrual calculation on a sample basis, testing the accuracy and completeness of the underlying inputs used in management’s analysis to determine costs incurred, and clerically tested the accrual calculation. We also reviewed invoices received and subsequent disbursements made after the balance sheet date to evaluate the completeness of the research and development expenses recognized.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2019.
Houston, Texas
March 21, 2025

SALARIUS PHARMACEUTICALS, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2024	2023

Assets
Current assets:
Cash and cash equivalents	$2,434,528	$5,899,910
Prepaid expenses and other current assets	553,034	619,763
Total current assets	2,987,562	6,519,673
Other assets	35,412	66,850
Total assets	$3,022,974	$6,586,523
Liabilities and stockholders' equity (deficit)
Current liabilities:
Accounts payable	$936,994	$602,853
Accrued expenses and other current liabilities	352,419	406,745
Notes payable	221,866	289,643
Total liabilities	$1,511,279	$1,299,241

Commitments and contingencies (NOTE 5)

Stockholders' equity (deficit):
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized; 1,441,157 and 492,304 shares issued and outstanding at December 31, 2024 and December 31, 2023, respectively	144	49
Additional paid-in capital	83,435,169	81,635,074
Accumulated deficit	(81,923,618)	(76,347,841)
Total stockholders' equity	1,511,695	5,287,282
Total liabilities and stockholders' equity	$3,022,974	$6,586,523

See accompanying notes to consolidated financial statements.

SALARIUS PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Twelve Months Ended December 31
	2024	2023
Operating expenses:
Research and development	770,027	7,173,747
General and administrative	4,964,289	5,721,197
Total operating expenses	5,734,316	12,894,944
Loss before other income (expense)	(5,734,316)	(12,894,944)
Interest income	158,539	352,251
Net loss	$(5,575,777)	$(12,542,693)

Loss attributable to common stockholders	$(5,575,777)	$(12,542,693)

Loss per common share — basic and diluted	$(5.79)	$(30.74)
Total net loss per share	$(5.79)	$(30.74)
Weighted-average number of common shares outstanding — basic and diluted	962,210	408,078

See accompanying notes to consolidated financial statements.

SALARIUS PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Twelve Months Ended December 31
	2024	2023
Operating activities
Net loss	$(5,575,777)	$(12,542,693)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, amortization and impairment	4,424	10,051
Equity-based compensation expense	273,730	524,838
Grant receivable writeoff	—	130,000
Changes in operating assets and liabilities:
Grants receivable	—	1,480,490
Prepaid expenses and other current assets	492,471	807,770
Accounts payable	334,141	(2,255,477)
Accrued expenses and other current liabilities	(54,326)	(1,001,116)
Net cash (used in) operating activities	(4,525,337)	(12,846,137)

Financing activities
Proceeds from issuance of equity securities	1,526,460	6,920,529
Payments on note payable	(466,505)	(280,917)
Net cash provided by financing activities	1,059,955	6,639,612
Net decrease in cash, cash equivalents and restricted cash	(3,465,382)	(6,206,525)
Cash, cash equivalents and restricted cash at beginning of period	5,899,910	12,106,435
Cash, cash equivalents and restricted cash at end of period	$2,434,528	$5,899,910

Supplemental disclosure of cash flow information:
Cash paid for interest	$10,643	$14,754
Non-cash investing and financing activities:
Insurance premium financed by note payable	$398,728	$570,560

See accompanying notes to consolidated financial statements.

SALARIUS PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity (Deficit)
	Shares	Amount
Balance at December 31, 2022	281,987	$28	$74,189,728	$(63,805,148)	$10,384,608

Issuance of equity securities, net	201,580	20	6,920,509	—	6,920,529
Equity-based compensation expense	8,737	1	524,837	—	524,838
Net loss	—	—	—	(12,542,693)	(12,542,693)
Balance at December 31, 2023	492,304	$49	$81,635,074	$(76,347,841)	$5,287,282

Issuance of equity securities, net	948,853	95	1,526,365	—	1,526,460
Equity-based compensation expense	—	—	273,730	—	273,730
Net loss	—	—	—	(5,575,777)	(5,575,777)
Balance at December 31, 2024	1,441,157	$144	$83,435,169	$(81,923,618)	$1,511,695
See accompanying notes to consolidated financial statements.

SALARIUS PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. ORGANIZATION AND OPERATIONS
Nature of Business
Salarius Pharmaceuticals, Inc. (“Salarius” or the “Company”), together with its subsidiaries, Salarius Pharmaceuticals, LLC, Flex Innovation Group LLC, and TK Pharma, Inc., is a clinical-stage biopharmaceutical company that has been focused on developing effective treatments for patients with cancer with high, unmet medical need. Specifically, Salarius has been concentrated on developing treatments for cancers caused by dysregulated gene expression (i.e., genes which are incorrectly turned on or off). Salarius has two classes of drugs that address gene dysregulation: targeted protein inhibitors and targeted protein degraders. Salarius’ technologies have the potential to work in both liquid and solid tumors. Salarius’ current pipeline consists of two small molecule drugs: (1) SP-3164, a targeted protein degrader, and (2) seclidemstat (“SP-2577”), a targeted protein inhibitor. The Company is located in Houston, Texas. On August 8, 2023, the Company announced that it retained Canaccord Genuity, LLC to lead a comprehensive review of strategic alternatives focusing on maximizing stockholder value, including but not limited to, an acquisition, merger, reverse merger, divestiture of assets, licensing, or other strategic transactions involving the Company. In connection with the evaluation of strategic alternatives and in order to extend Company resources, the Company implemented multiple cost-savings plans to extend the Company’s expected cash runway into the later part of the second quarter of 2025.
On January 10, 2025, Salarius entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Decoy Therapeutics MergerSub I, Inc., a Delaware corporation and a wholly owned subsidiary of Salarius (“First Merger Sub”), Decoy Therapeutics MergerSub II, LLC, a Delaware limited liability company and wholly owned subsidiary of Salarius (“Second Merger Sub”), and Decoy. Pursuant to the Merger Agreement, and subject to the satisfaction and waiver of certain conditions set forth in the Merger Agreement, Salarius will combine with Decoy (the “Merger”) by causing First Merger Sub to be merged with and into Decoy, with Decoy surviving the merger as a wholly owned subsidiary of Salarius (the “First Merger”). Immediately following the First Merger, Decoy will merge with and into Second Merger Sub, with Second Merger Sub being the surviving entity and continuing under the name “Decoy Therapeutics, LLC” as a wholly owned subsidiary of Salarius. See Note 11, Subsequent Events, for further information.
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
If the Company is unable to consummate the Merger or obtain additional capital in the very near term, it will be forced to cease operations, liquidate its assets and pursue the winding down and dissolution of the Company.
Reverse Stock Splits
On June 14, 2024, the Company filed a Certificate of Amendment to the Company’s restated certificate of incorporation, as amended, with the Secretary of State of the State of Delaware to effect a 1-for-8 reverse stock split of the Company’s issued and outstanding shares of common stock, par value $0.0001 per share (the “2024 Reverse Stock Split”) which became effective as of June 14, 2024.

On October 14, 2022, the Company filed a Certificate of Amendment to the Company’s restated certificate of incorporation with the Secretary of State of the State of Delaware to effect a 1-for-25 reverse stock split of the Company’s issued and outstanding shares of common stock, par value $0.0001 per share (the “2022 Reverse Stock Split” and together with the 2024 Reverse Stock Split, the “Reverse Stock Splits”) which became effective as of October 14, 2022.

All historical share and per share amounts reflected throughout this report have been adjusted to reflect the Reverse Stock Splits.

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
The Company considered its going concern disclosure requirements in accordance with ASC 205-40-50.The Company has performed an analysis and concluded substantial doubt exists with respect to the Company being able to continue as a going concern through one year from the date of issuance of the consolidated financial statements for the year ended December 31, 2024.

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
Impairment of Long-Lived Assets
Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that their carrying value may not be recoverable. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. There were no impairment charges related to long-lived assets during the twelve months ended December 31, 2024 and 2023.
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
Segment Information
Operating segments are identified as components of an enterprise for which separate discrete financial information is available for evaluation by the chief operating decision maker, or CODM, in making decisions on how to allocate resources and assess performance. The CODM is the Company’s Chief Executive Officer. The Company views its operations as and manages its business in one operating segment, focused on the discovery and development therapeutics for patients with cancer with high, unmet medical need. The Company operates in one geographic segment. Segment information is further described in Note 10, “Segment Reporting”.

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
The number of anti-dilutive shares, consisting of common shares underlying (i) common stock options, (ii) stock purchase warrants, (iii) unvested restricted stock and (iv) rights entitling holders to receive warrants to purchase the Company's common shares, which have been excluded from the computation of diluted loss per share, was 592,524 and 1,366,892 shares as of December 31, 2024 and 2023, respectively.
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
The Company accounts for uncertain tax positions in accordance with the provisions of ASC 740. When uncertain tax positions exist, the Company recognizes the tax benefit of tax positions to the extent that the benefit will more likely than not be realized. The determination as to whether the tax benefit will more likely than not be realized is based upon the technical merits of the tax position as well as consideration of the available facts and circumstances. As of December 31, 2024 and 2023, the Company did not have any significant uncertain tax positions and no interest or penalties have been charged. The Company's practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company is subject to routine audits by taxing jurisdictions.
Pronouncements Not Yet Adopted
In December 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which is intended to improve the transparency of income tax disclosures by requiring consistent categories and greater disaggregation of information in the effective tax rate reconciliation and income taxes paid by jurisdiction. The ASU is effective for public business entities for annual periods beginning after December 15, 2024, with early adoption permitted. The Company will adopt ASU No. 2023-09 prospectively in its fiscal year 2025.
In November 2024, the FASB issued ASU No. 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU No. 2024-03”), which requires disaggregated disclosure of certain costs and expenses, including purchases of inventory, employee compensation, depreciation, amortization and depletion, within relevant income statement captions. ASU No. 2024-03 is effective for annual periods beginning after December 15, 2026 and for interim periods beginning after December 15, 2027 on a retrospective or prospective basis, with early adoption permitted. The Company is evaluating the effect that ASU No. 2024-03 will have on its financial statement disclosures.

Recently Adopted Accounting Standard
In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-07, “Segment Reporting - Improvements to Reportable Segment Disclosures,” which requires disclosure of incremental segment information on an annual and interim basis and also requires companies with a single reportable segment to provide all disclosures required by this ASU and all existing segment disclosures in Accounting Standard Codification (“ASC”) 280, “Segment Reporting.” The requirements of the ASU are effective for fiscal years beginning after December 15, 2023 and interim periods beginning after December 15, 2024. The adoption of the standard did not have a material impact on the Company's consolidated financial statements.

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

NOTE 3. GRANTS RECEIVABLE
Grants receivable represents qualifying costs incurred where there is reasonable assurance that conditions of the grant have been met but the corresponding funds have not been received as of the reporting date. Grants receivable balances were $0 as of December 31, 2024 and December 31, 2023, respectively. The Company received $1.5 million from the Cancer Prevention and Research Institute of Texas on February 15, 2023.

NOTE 4. PREPAID EXPENSES AND OTHER CURRENT ASSETS
Prepaid expenses and other current assets at December 31, 2024 and 2023 consisted of the following:

	December 31,
	2024	2023
Prepaid insurance	287,785	468,495
Deferred offering cost	221,580	—
Other prepaid and current assets	43,669	151,268
Total prepaid expenses and other current assets	$553,034	$619,763
Prepaid insurance is mainly comprised of prepaid directors' and officers' insurance. In July 2024 and 2023, the Company financed its directors and officers' insurance premium with a short term note the principal amount of which is approximately $0.4 million and $0.6 million bearing interest at a rate of 9.74% and 7.87%, respectively. The note payable balance, which was included within Current Liabilities on the Consolidated Balance Sheet was $0.2 million and $0.3 million as of December 31, 2024 and 2023 .
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

7. STOCKHOLDERS' EQUITY
Common Stock Issuances
On February 5, 2021, the Company entered into an At the Market Offering Agreement ("ATM") with Ladenburg Thalmann & Co. Inc. Under this agreement the Company is able to issue and sell, from time to time, shares of its common stock. On February 5, 2021 and July 2, 2021, the Company filed prospectus supplements with the SEC to register the offering and sale of Common Stock having an aggregate offering price of up to $6.3 million and $25.0 million, respectively. During the twelve months ended December 31, 2024 and 2023, the Company sold 608,949 and 87,034 shares of common stock under the At the Market Offering Agreement with gross proceeds of $1.7 million and $1.7 million, respectively.
On May 11, 2023, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with an accredited investor (the “Investor”), pursuant to which the Company agreed to issue and sell to the Investor in a private placement (the “Offering”) (i) 41,250 shares (the “Shares”) of the Company’s common stock, par $0.0001 per share (the “Common Stock”), (ii) pre-funded warrants (the “Pre-Funded Warrants”) to purchase up to 413,296 shares of Common Stock, (iii) Series A-1 warrants (the “Series A-1 Warrants”) to purchase up to 454,546 shares of Common Stock and (iv) Series A-2 warrants (the “Series A-2 Warrants”) and together with the Series A-1 Warrants, the “Common Stock Warrants,” and together with the Pre-Funded Warrants, the “Warrants”) to purchase up to 454,546 shares of Common Stock, at a purchase price of (a) $13.2 per Share and accompanying Common Stock Warrants and (b) $13.1992 per Pre-Funded Warrant and accompanying Common Stock Warrants. The aggregate gross proceeds from the Offering were approximately $6 million, exclusive of placement agent fees and expenses and other offering expenses. The Offering closed on May 16, 2023. All of the Series A-2 Warrants had expired as of December 31, 2024.
All of Pre-Funded Warrants were fully exercised as of December 31, 2024.

On December 12, 2024, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with C/M Capital Master Fund, LP (the “Purchaser”), pursuant to which the Company, subject to the restrictions and satisfaction of the conditions in the Purchase Agreement, has the right, but not the obligation, to sell to the Purchaser, and the Purchaser is obligated to purchase, up to the lesser of (i) $10 million of newly issued shares (the “Purchase Shares”) of the Company’s common stock, $0.0001 par value per share (the “Common Stock”) and (ii) a specified cap dictated by the rules of the Nasdaq Stock Market. As consideration for the Purchaser’s execution and delivery of the Purchase Agreement, the Company has agreed to issue to the Purchaser, simultaneously with the delivery of any and all Purchase Shares purchased under the Purchase Agreement, a number of shares of Common Stock equal to one percent (1%) of the number of Purchase Shares actually sold in each sale under the Purchase Agreement (the “Commitment Shares” and, together with the Purchase Shares, the “Securities”).
Warrants Exercised for Cash

The Company has five-year warrants outstanding that were issued in February 2020 and subsequently modified in December 2020 in connection with the issuance of additional inducement warrants. The warrants are exercisable at a price per share of $230.00. The inducement warrants expire on June 11, 2026, and are exercisable at a price per share of $236.40. The Company has 35,023 warrants outstanding that were issued in April 2022, with an exercise price of $67.98 per share. The warrants were exercisable six months following the issuance date and will expire five and one-half years from the issuance date. During the twelve months ended December 31, 2024 and 2023, no warrants were exercised.
In May 2023, the Company issued Series A-1 Warrants that are exercisable for a period of five and one-half (5.5) years from the issuance date at an exercise price of $11.2 per share. Series A-2 Warrants are exercisable for a period of eighteen (18) months from the issuance date at an exercise price of $11.2 per share. Each Pre-Funded Warrant was sold in lieu of shares of Common Stock, are exercisable immediately upon issuance, have an exercise price of $0.0001 per share and expire when exercised in full. During the twelve months ended December 31, 2024 and 2023, no Series A-1 or A-2 warrants were exercised. All of the Series A-2 Warrants had expired as of December 31, 2024.
In connection with the above mentioned Offering, the Company issued warrants to its exclusive placement agency H.C Wainwright & Co., LLC to purchase up to 31,818 shares of common stock at an exercise price per share of $16.5 and a term of five and one-half (5.5) years. During the twelve months ended December 31, 2024 and 2023, no warrants were exercised.
As of December 31, 2024 and 2023, approximately 560,839 and 1,355,598 warrants remained outstanding, respectively.
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
8. EQUITY-BASED COMPENSATION
Equity Incentive Plans
The Company has granted options to employees, directors, and consultants under the 2015 Equity Incentive Plan (the "2015 Plan"). The 2015 Plan provides for the grant of incentive stock options ("ISOs"), nonstatutory stock options, restricted stock awards, restricted stock units, stock appreciation rights, performance-based stock awards and other stock-based awards. Additionally, the 2015 Plan provides for the grant of performance-based cash awards. ISOs may be granted only to the Company's employees. All other awards may be granted to the Company's employees, including officers, and to non-employee directors and consultants. As of December 31, 2024 and 2023, there were 9,844 and 10,542 shares, respectively, remaining available for the grant of stock option under the 2015 Plan. The 2015 Plan expired in accordance with its terms in January 2025.

During the twelve months ended December 31, 2024 and 2023, the Company awarded 21,125 and 0, respectively, stock options to its employees and directors, pursuant to the plan described above. Stock options generally vest over one to four years and have a contractual term of ten years. Stock options are valued using the Black-Scholes option pricing model and compensation cost is recognized based on the resulting value over the service period. Expected volatilities utilized in the model are based on implied volatilities from traded stocks of peer companies. Similarly, the dividend yield is based on historical experience and the estimate of future dividend yields. The risk-free interest rate is derived from the U.S. Treasury yield curve in effect at the time of grant. The expected term of the options is based on the average period the stock options are expected to remain outstanding. The fair value of the option grants of $0.1 million has been estimated with the following assumptions for the year ended December 31, 2024:

2024
Risk-free interest rate	4.25%-4.61%
Volatility	106.07% - 123.31%
Expected life (years)	5 -6 years
Expected dividend yield	0.00%

The following table summarizes stock option activity for employees and non-employees for the twelve months ended December 31, 2024 and 2023:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)
Outstanding at December 31, 2022	13,391	$189.00	8.29
Granted	—	—
Exercised	—	—
Forfeited	(2,227)	—
Expired	—	—
Outstanding at December 31, 2023	11,164	$190.00	7.26
Exercisable at December 31, 2023	8,448	$212.00	7.13

Granted	21,125	$3.02
Exercised	—
Forfeited	(735)
Expired	—
Outstanding at December 31, 2024	31,554	$66.75	8.20
Exercisable at December 31, 2024	9,435	$203.06	6.17

As of December 31, 2024 and 2023, there was approximately $0.1 million and $0.3 million of total unrecognized compensation cost, respectively, related to unvested stock options. Total unrecognized compensation cost will be adjusted for future changes in employee and non-employee forfeitures, if any. The Company expects to recognize that cost over a remaining weighted-average period of 0.51 years.

9. INCOME TAX
The Company has no current or deferred tax expense due to its current year loss and its overall net operating loss position. A reconciliation of the federal statutory tax rate and the effective tax rates for the year ended December 31, 2024 and 2023 is as follows:

	December 31
	2024	2023
Federal Tax at Statutory Rate	21.00%	21.00%
Permanent	(0.83)%	(0.89)%
Change in Valuation Allowance	(21.51)%	(22.77)%
True Ups	—%	—%
R&D Credit	1.34%	2.66%

Effective Tax Rate	—%	—%
The tax effects of temporary differences that give rise to significant portions of the deferred tax assets were as follows:

	December 31
	2024	2023
Capitalized R&D Expenses	$4,565,699	$5,610,221
Other Deferred Items	43,982	44,193
Stock Compensation	437,328	455,192
Net Operating Loss - US	8,349,314	6,161,916
R&D Credits	3,701,895	3,627,377
Net deferred tax assets	17,098,218	15,898,899

Valuation Allowance	(17,098,218)	(15,898,899)
Net deferred tax assets (liabilities)	$—	$—
The valuation allowance recorded by the Company as of December 31, 2024 and December 31, 2023 resulted from the uncertainties of the future utilization of deferred tax assets relating from NOL carry forwards for federal and state income tax purposes. Realization of the NOL carry forwards is contingent on future taxable earnings. The deferred tax asset was reviewed for expected utilization using a “more likely than not” approach by assessing the available positive and negative evidence surrounding its recoverability. Accordingly, a full valuation allowance continues to be recorded against the Company’s deferred tax asset, as it was determined based upon past and projected future losses that it was “more likely than not” that the Company’s deferred tax assets would not be realized. In future years, if the deferred tax assets are determined by management to be “more likely than not” to be realized, the recognized tax benefits relating to the reversal of the valuation allowance will be recorded. The Company will continue to assess and evaluate strategies that will enable the deferred tax asset, or portion thereof, to be utilized, and will reduce the valuation allowance appropriately as such time when it is determined that the “more likely than not” criteria is satisfied.
The federal net operating loss carryforwards of $39.8 million have an indefinite life, but the R&D credits of $3.5 million begin to expire in 2039. Due to the change in ownership provisions of the Internal Revenue Code, the availability of the Company’s net operating loss carry forwards could be subject to annual limitations against taxable income in future periods, which could substantially limit the eventual utilization of such carry forwards. The Company has not analyzed the historical or potential impact of its equity financings on beneficial ownership and therefore no determination has been made whether the net operating loss carry forward is subject to any Internal Revenue Code Section 382 limitation. To the extent there is a limitation, there could be a reduction in the deferred tax asset with an offsetting reduction in the valuation allowance.

Tax positions taken or expected to be taken in the course of preparing the Company’s tax returns are required to be evaluated to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet a more-likely-than-not threshold, as well as accrued interest and penalties, if any, would be recorded as an interest and penalties expense in the current year. There were no uncertain tax positions that require accrual or disclosure to the financial statements as of December 31, 2024.
10. SEGMENT REPORTING

The Company has been concentrated on developing treatments for cancers caused by dysregulated gene expression. The current pipeline consists of two small molecule drugs: (1) SP-3164, a targeted protein degrader, and (2) seclidemstat (“SP-2577”), a targeted protein inhibitor. The Company does not have any revenue generating products.

For the year ended December 31, 2024 and December 31, 2023, the Company identified one operating and reportable segment relating to its operations. The Company defines its operating segment based on internally reported financial information that is regularly reviewed by the Chief Operating Decision Maker (the CODM), its Chief Executive Officer. The CODM reviews the segment’s loss based on net loss reported on the consolidated statement of operations.

The Company’s CODM views specific categories within research and development expenses and general and administrative expenses as significant given the direct correlation between cash burn as a pre-revenue company. The table below is a summary of the segment loss, including significant segment expenses:

	Year Ended December 31
	2024	2023

Expenses:
Research and development:
SP-3164	$345,580	$4,129,308
SP-2577	424,447	3,044,439
General and administrative:
Professional services and Consulting	2,692,815	2,456,319
Personnel cost	1,472,811	1,658,839
Facility cost and other	798,663	1,606,039
Loss from operations	5,734,316	12,894,944
Interest income (expense), net	158,539	352,251
Net loss	$5,575,777	$12,542,693

11. SUBSEQUENT EVENTS
On January 10, 2025, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Decoy Therapeutics MergerSub I, Inc., a Delaware corporation and a wholly owned subsidiary of the Company (“First Merger Sub”), Decoy Therapeutics MergerSub II, LLC, a Delaware limited liability company and wholly owned subsidiary of the Company (“Second Merger Sub”), and Decoy. Pursuant to the Merger Agreement, the Company will combine with Decoy (the “Merger”) by causing First Merger Sub to be merged with and into Decoy, with Decoy surviving the merger as a wholly owned subsidiary of the Company (the “First Merger”). Immediately following the First Merger, Decoy will merge with and into Second Merger Sub, with Second Merger Sub being the surviving entity and continuing under the name “Decoy Therapeutics, LLC” as a wholly-owned subsidiary of the Company.
The Merger is structured as a stock-for-stock transaction pursuant to which all of Decoy’s outstanding equity interests will be exchanged based on an exchange ratio for consideration of a combination of (a) shares of the Company’s common stock par value $0.0001 (the “Common Stock”) in an amount up to (i) 19.9% of the Company’s total shares outstanding as of January 10, 2025 minus (ii) any shares of Salarius' Common Stock issued in any private placement between January 10, 2025 and the effective time of the First Merger (the "First Effective Time"), and (b) shares of Series A Preferred Stock, which is a newly designated series of preferred stock (“Preferred Stock”) that is intended to have economic rights equivalent to the Common Stock, but with only limited voting rights, in addition to the assumption of outstanding and unexercised stock options to purchase shares of Common Stock from the Decoy Therapeutics Inc. 2020 Equity Incentive Plan. The number of shares of common stock to be issued at the Closing and the number of shares of common stock underlying the Series A Preferred Stock to be issued at Closing is based on an exchange ratio which assumes a base value of $28.0 million for Decoy and $4.6 million for Salarius, subject in each case to adjustment based on the balance sheet cash available to each Salarius and Decoy at Closing (excluding any proceeds raised in in the Qualified Financing, as defined below). Based on these relative values, before taking into account the dilutive effects of the Qualified Financing, Salarius’ legacy stockholders would retain approximately 14.1% of Salarius on an as-converted-to-common basis and, after giving effect to the exchange ratio and the conversion of the Series A Preferred Stock, Decoy stockholders would own approximately 85.9% of Salarius.
The rights of the Series A Preferred Stock will be set forth in a Certificate of Designation of Preferences, Rights and Limitations that we will file with the Secretary of State of the State of Delaware (the “Certificate of Designation”). The Certificate of Designation provides that the preferred stock will be convertible into shares of Common stock on a 1-for-1000 basis, subject to stockholder approval. Please see “Description of Series A Preferred Stock” for a complete description of the Certificate of Designation and the rights of the Series A Preferred Stock. The Merger was approved by our Board of Directors and the board of directors of Decoy. In addition, following the consummation of the Merger, the Company has agreed to call a special stockholder meeting to approve (i) the conversion of the preferred stock to be issued at the Closing into shares of Common Stock (the “Conversion Proposal”), (ii) a new equity incentive plan in form reasonably agreed to by the parties (the “Equity Plan Proposal”), and (iii) if necessary and advisable, a reverse stock split in a ratio to be approved by our Board of Directors (the “Reverse Stock Split Proposal” and together with the Conversion Proposal and the Equity Plan Proposal, the “Company Stockholder Matters”).
The Merger Agreement contains customary representations and warranties by each of the Company and Decoy, as well as covenants relating to operating each respective business in the ordinary course prior to closing. The closing is conditioned upon, among other things, minimum proceeds from future offerings of at least $6.0 million (collectively, the “Qualified Financing”) and the continued listing of our Common Stock on Nasdaq.
On January 10, 2025, the Company entered into a Warrant Cancellation Agreement. Pursuant to the agreement, a Series A-1 Common Stock Purchase Warrant exercisable for 454,546 shares of the Company's common stock was canceled in exchange for cash of $0.35 million.
The Company issued 286,772 shares of common stock with proceeds of $0.7 million during the period subsequent to December 31, 2024 according to the Purchase Agreement entered into on December 12, 2024 with C/M Capital Master Fund, LP.
The Company issued 24,390 shares of its common stock under the ATM Agreement with Ladenburg Thalmann & Co. Inc in March 2025.

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
As of December 31, 2024, our management, including our principal executive officer and principal financial officer, had evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) pursuant to Rule 13a-15(b) under the Exchange Act. Based upon and as of the date of the evaluation, our principal executive officer and principal financial officer concluded that information required to be disclosed is recorded, processed, summarized and reported within the specified periods and is accumulated and communicated to management, including our principal executive officer and principal financial officer, to allow for timely decisions regarding required disclosure of material information required to be included in our periodic SEC reports. Based on the foregoing, our management determined that our disclosure controls and procedures were effective as of December 31, 2024.

Changes in Internal Control over Financial Reporting
No change in our company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended December 31, 2024, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Management's Annual Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2024 based on the framework in Internal Control—Integrated Framework 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2024.

Item 9B. Other Information
During the three months ended December 31, 2024, no director or officer of the Company, nor the Company itself, adopted or terminated a “Rule 10b5-1 trading arrangement” or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.
Item 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Directors
Salarius’ board of directors consists of seven (7) directors which are divided into three classes: Class I, Class II, and Class III. Each class has a three-year term:
•Class I directors are Arnold C. Hanish and William K. McVicar and their terms will expire at the annual meeting of stockholders to be held in 2025.
•Class II directors are David J. Arthur, Bruce J. McCreedy, and Jonathan Lieber and their terms will expire at the annual meeting of stockholders to be held in 2026.
•Class III directors are Tess Burleson and Paul Lammers and their terms will expire at the annual meeting of stockholders to be held in 2027.

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
The following table sets forth the name, age and committee appointments of each of Salarius’ current directors as of March 17, 2025:

Name	Age	Position
David J. Arthur	62	President, Chief Executive Officer and Director
William K. McVicar	67	Chair
Tess Burleson(1)(2)(3)	58	Director
Arnold C. Hanish(1)(3)	77	Director
Paul Lammers(3)	67	Director
Jonathan Lieber(1)(2)	55	Director
Bruce J. McCreedy (2)	65	Director
(1)Member of the Audit Committee.
(2)Member of the Nominating and Corporate Governance Committee.
(3)Member of the Compensation Committee.
The names of the nominees and certain biographical information about each current director, including a description of his or her business experience, qualifications, education and skills that led Salarius’ board of directors to conclude that such individual should serve as a member of Salarius’ board of directors, are set forth below:
Class I Directors
Arnold Hanish
Mr. Hanish has served as a member of the Salarius board of directors since July 2019. Mr. Hanish served in various management roles at Eli Lilly and Company, a pharmaceutical company, including Vice President and Chief Accounting Officer. Prior to Eli Lilly and Company, Mr. Hanish held numerous positions at Arthur Young & Company (currently Ernst & Young) from 1970-1984, including being the Director of Tax in the Indianapolis office from 1979-1984. Mr. Hanish served as a member of the Deloitte and Touche, LLP, a professional services company, Audit Quality Review Council from 2013 to 2023. In addition, Since September 2012, Mr. Hanish has served on the board of directors of Omeros Corporation (Nasdaq:OMER), a biopharmaceutical company, and Chairs its Audit Committee. From 2007 to 2010, Mr. Hanish served as the Chairperson of the Financial Executives International Committee on Corporate Reporting and was on their SEC and Public Company Accounting Oversight Board (“PCAOB”) subcommittees. In 2016, Mr. Hanish was inducted into the Financial Executives International Hall of Fame. From 2004 to 2008 and again in 2011 and 2012, Mr. Hanish was a member of the Standing Advisory Group of the PCAOB, a nonprofit audit oversight organization. Since 2010, Mr. Hanish has served on the Dean of the College of Businesses, Business Advisory Council and recently received the Distinguished Service Award from the college of business at the University of Cincinnati. Mr. Hanish earned a B.B.A. in Accounting from the University of Cincinnati and is a licensed CPA in Indiana and Ohio.
Salarius’ board of directors believes that Mr. Hanish is qualified to serve on the Salarius board of directors as a result of his experience in the pharmaceutical industry, as well as deep experience in accounting and public company financial matters.
William McVicar, Ph.D.
Dr. McVicar has served as a member of the Salarius board of directors since the completion of the reverse acquisition in July 2019. Prior to completion of the acquisition, Dr. McVicar served as a member of the board of directors of Flex Pharma, Inc. (“Flex Pharma”) since August 2017, and served as its chief executive officer from July 2017 to July 2019. Dr. McVicar joined Flex Pharma in April 2017 as President of Research & Development. Prior to joining Flex Pharma, Dr. McVicar also serves as president and CEO of Neuromity Therapeutics, LLC since November 2021 and serves as Chief Operating Officer (acting) at Satellos Biosciences, Inc. since July 2020. Additionally, Dr. McVicar served as Executive Vice President of pharmaceutical development, chief scientific officer and president during his tenure at Inotek Pharmaceuticals Corporation from September 2007 to April 2017. Dr. McVicar also held various positions at Sepracor, Inc, Novartis AG and RPR Gencell, the Gene and Cell Therapy Division of Rhone Poulenc Rorer. Dr. McVicar earned his B.S. in Chemistry from the State University of New York College at Oneonta and his Ph.D. in Chemistry from the University of Vermont.
Salarius’ board of directors believes that Dr. McVicar is qualified to sit on the Salarius board of directors due to his over 30 years of biologic and drug development experience and his experience as a senior executive.
Class II Directors
David J. Arthur
Mr. Arthur has served as Salarius’ President and Chief Executive Officer and a director since July 2019 and as the Chief Executive Officer of Salarius’ predecessor since November 2015 and as a manager of Salarius’ predecessor’s board of managers since January 2017. Mr. Arthur’s full-time employment with Salarius ended, effective February 2024, but he continues to serve as Chief Executive Officer of Salarius in his role as a part-time consultant. From January 2012 to October 2015, Mr. Arthur served as managing director of Dacon Pharma, LLC, a life science focused strategy, planning and evaluation company. From 1990 to 2010, Mr. Arthur served in a number of executive roles at Eli Lilly and Company and from 2010 to 2011 served in executive roles with Boehringer Ingelheim GmbH. Mr. Arthur earned a B.S. in Chemical Engineering from North Carolina State University and an M.B.A. from the Duke University Fuqua School of Business.
Salarius’ board of directors believes that Mr. Arthur’s experience as Salarius’ Chief Executive Officer, and his past experience as a life sciences executive and as a committee chairman and member on the executive committees of a variety of major pharmaceutical alliances, including Eli Lilly/BioMS, Eli Lilly/Amylin and Boehringer Ingelheim/Eli Lilly qualify him to serve on Salarius’ board of directors.
Jonathan Lieber
Mr. Lieber has served as a member of the Salarius board of directors since June 2020. Since February 2023, he has served as Chief Financial Officer and Treasurer of Rallybio Corporation (Nasdaq: RLYB), a clinical-stage biotechnology company committed to identifying and accelerating the development of life-transforming therapies for patients with severe and rare diseases. From September 2021 until its sale in November 2022, he served as Chief Financial Officer of Applied Genetic Technologies Corporation (Nasdaq: AGTC), a clinical stage biotechnology company focused on the development and commercialization of adeno-associated virus (AAV)-based gene therapies for the treatment of rare and debilitating diseases. From December 2018 through September 2021, Mr. Lieber served as a Managing Director of Danforth Advisors LLC, a firm that provides strategic CFO advisory and outsourced accounting services to healthcare companies. In that capacity, he served as interim CFO for several private and public healthcare companies. From July 2015 through September 2019, Mr. Lieber was Chief Financial Officer of Histogenics Corporation (Nasdaq: HSGX) a cell therapy company developing products for the orthopedics market. Mr. Lieber received an M.B.A. in finance from the Stern School of Business of New York University and a B.S. in business administration from Boston University.
Salarius’ board of directors believes that Mr. Lieber is qualified to serve on the Salarius board of directors due to his experience in the healthcare industry, which will enable him to contribute important strategic insights to Salarius.
Bruce J. McCreedy, Ph.D.
Dr. McCreedy has served as a member the Salarius board of directors since July 2019 and has served as Chief Scientific Officer of ONK Therapeutics, Inc. effective December 1, 2022. Prior to that, Dr. McCreedy served as the Chief Scientific Officer of Myeloid Therapeutics, Inc. from April of 2021 until November, 2022. Dr. McCreedy served as Salarius' interim Chief Science Officer from January 2020 through March 30, 2021 and was the Senior Vice President of Cell Therapy at Precision Biosciences, Inc. from 2015 to 2020. Prior to his position at Precision Biosciences, Dr. McCreedy served as the Executive Vice President of Research and Development and Chief Development Officer of Neximmune, Inc., a biotechnology company, from April 2011 to August 2015, and the Managing Partner of PharmaNav, LLC, a biotechnology company, from 2008 to 2011. From 2006 to 2008, Dr. McCreedy served as Vice President of Strategic and Clinical Development at Metabolon, Inc., a metabolomics company and from 2002 to 2006 served as the President, Chief Executive Officer and a Director for Fulcrum Pharma Developments, Inc., a drug development company (acquired by Icon plc). Prior to 2002, Dr. McCreedy has also served as Vice President at Triangle Pharmaceuticals, Inc., a pharmaceutical company (acquired by Gilead Sciences, Inc.), CEO of Therapyedge, Inc., a healthcare and information services company (acquired by Advanced Biological Laboratories S.A.), and Associate Vice President of Laboratory Corporation of America Holdings, a

clinical laboratory network, and Roche Biomedical Laboratories, Inc., a drug development company. Dr. McCreedy earned a B.S. in Medical Microbiology from Wake Forest University and a Ph.D. in Microbiology and Immunology from Wake Forest University School of Medicine.
Salarius’ board of directors believes that Dr. McCreedy is qualified to serve on the Salarius board of directors due to deep experience in the biotechnology industry, which will enable him to contribute important strategic insights to Salarius.
Class III Directors
Tess Burleson
Ms. Burleson has served as a member of the Salarius board of directors since July 2019. Ms. Burleson has served as the chief operating officer of TGen, a Medical R&D organization, since 2007, and has served as the president of TGen Health Ventures, LLC a venture capital company, since 2009. She also serves as an advisor to bankers and investors in the life sciences industry. Prior to joining TGen, Ms. Burleson served as the chief financial officer at Lovelace Health System enterprises from 1997 to 2007, president at Lovelace Scientific Resources from 1993 to 1997, and as a senior associate at KPMG from 1990 to 1993. Ms. Burleson earned a B.B.A from Robert O. Anderson School of Business at University of New Mexico and her M.B.A. from the Anderson Graduate School of Management at University of New Mexico.
Salarius’ board of directors believes that Ms. Burleson is qualified to serve on the Salarius board of directors as a result of her extensive operational experience in the biotechnology industry and experience in financial and accounting matters.
Paul Lammers, MD, MSc
Dr. Lammers has served as a member of the Salarius board of directors since July 2019 and previously served as Salarius’ lead independent director. In February 2024, Dr. Lammers retired as CEO of Triumvira Immunologics, a privately held engineered T cell therapy company and for which he raised over $125 million from leading venture firms, where he served starting in 2018. Before Triumvira, Dr. Lammers served as President & CEO at Mirna Therapeutics, for which company he raised $160 million through venture capital and Federal and State government funding, as well as a public listing (Nasdaq: MRNA) in 2015. Previously, he served as Chief Medical Officer and Head of US Product Development for EMD Serono. During his early industry tenure, Dr. Lammers also held various executive/senior management positions in clinical development, medical and regulatory affairs, at different pharmaceutical companies, as well as at small public and privately held biotechnology companies. Dr. Lammers serves as Director for private oncology biotechnology company, Immunomet Therapeutics, and private oncology biotechnology company, Diakonos Oncology. Dr. Lammers obtained both his Master of Science in Biology, and his Medical Degree from Radboud University, Nijmegen, The Netherlands.
Salarius’ board of directors believes that Dr. Lammers is qualified to serve on the Salarius board of directors as a result of his extensive experience in the pharmaceutical industry and deep understanding of oncology drugs.
Executive Officers
The following table shows information about Salarius’ executive officers as of March 17, 2025:

Name	Age	Position
David J. Arthur	62	President, Chief Executive Officer and Director
Mark J. Rosenblum	71	Executive Vice President of Finance and Chief Financial Officer

The following presents biographical information for each of Salarius’ executive officers in the table above, other than for Mr. Arthur, whose information is presented above.
Mark J. Rosenblum. Mr. Rosenblum has served as Salarius’ Executive Vice President Finance and Chief Financial Officer since September 2019. Prior to September 2019, Mr. Rosenblum served as a financial consultant to Salarius since February 2019. Prior to joining Salarius, Mr. Rosenblum served as chairman, chief executive officer and a director of ActiveCare, Inc. (Nasdaq: ACAR), a healthcare company, from December 2017 to March 2019, which was sold to Biotelemetry, Inc (now Royal Philips (NYSE: PHG). Mr. Rosenblum worked as a financial consultant for various companies from 2014 to 2017. Prior to that, Mr. Rosenblum served as the chief financial officer of Advaxis,

Inc. (Nasdaq: ADXS), a biotechnology company, from January 2010 to April 2014. From 1985 through 2003, Mr. Rosenblum was employed by Wellman, Inc., a global public chemical manufacturer, which was subsequently acquired by DAK Americas, serving in various capacities including chief accounting officer. Mr. Rosenblum holds both a Masters in Accountancy and a B.S. degree in Accounting from the University of South Carolina. Mr. Rosenblum began his career in 1977 with Haskins & Sells, CPA (currently known as Deloitte), was a licensed Certified Public Accountant for over 30 years, and is currently a member of the American Institute of Certified Public Accountants.
Family Relationships
There are no family relationships among any of Salarius’ directors or executive officers.
Arrangements between Officers and Directors
To Salarius’ knowledge, there is no arrangement or understanding between any of Salarius’ officers and any other person, including directors, pursuant to which the officer was selected to serve as an officer.
Corporate Governance
Board of Directors
Salarius’ business and affairs are organized under the direction of the Salarius board of directors, which currently consists of seven members. Dr. McVicar currently serves as the Chair of Salarius’ board of directors. The primary responsibilities of Salarius’ board of directors are to provide oversight, strategic guidance, counseling, and direction to Salarius’ management. Salarius’ board of directors meets on a regular basis and additionally as required.
Director Independence
The Nasdaq Listing Rules generally require that a majority of the members of a listed company’s board of directors must qualify as “independent” as affirmatively determined by its board of directors. The Salarius board of directors consults with Salarius’ counsel to ensure that the Salarius board of directors’ determinations are consistent with relevant securities and other laws and regulations regarding the definition of “independent,” including those set forth in pertinent listing standards of Nasdaq, as in effect from time to time.
Salarius’ board of directors has undertaken a review of its composition, the composition of its committees and the independence of each director and director nominee. Based upon information requested from and provided by each director concerning his or her background, employment and affiliations, including family relationships, Salarius’ board of directors has determined that six of Salarius’ current directors, including Mr. McVicar, Ms. Burleson, Mr. Hanish, Dr. Lammers, Dr. McCreedy and Mr. Lieber, are “independent” as that term is defined under the applicable rules and regulations of the SEC and the listing requirements of Nasdaq.
Salarius’ board of directors has determined that Mr. Arthur, Chief Executive Officer of Salarius in his role as a part-time consultant, is not independent under the applicable rules and regulations of the SEC and Nasdaq Listing Rules. In making these determinations, Salarius’ board of directors considered the current and prior relationships that each non-employee director has with Salarius and all other facts and circumstances Salarius’ board of directors deemed relevant in determining their independence, including the beneficial ownership of our capital stock by each non-employee director.
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
Anti-Hedging Policy; Policy on Pledging
We have an insider trading policy that sets forth guidelines and restrictions applicable to transactions involving our stock by our directors, officers and employees. Among other things, this policy prohibits our directors, officers and employees from engaging in purchases or sales of puts, calls, options or other derivative securities based on the Company’s securities. These hedging transactions are prohibited because they would allow directors, officers and employees to continue to own the covered securities, but without the full risks and rewards of ownership. When that occurs, their interests and the interests of the Company and its stockholders may be misaligned and may signal a message to the trading market that may not be in the best interests of the Company and its stockholders at the time it is conveyed. The insider trading policy also prohibits directors and officers from engaging in short sales of the Company’s securities. Our Insider Trading Policy does not cover transactions of our securities by the Company itself.
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
Board and Committee Meeting Attendance
In 2024, our Board held five meetings. Each of our directors attended at least 75% of the aggregate number of meetings of our Board and meetings of any committee of which he or she was a member, which were held during the time in which he or she was a director or a committee member, as applicable. Our non-management directors meet in regularly scheduled sessions without the presence of management in executive sessions. Our Audit Committee held four meetings, our Compensation Committee held two meetings in 2024 and our Nominating and Corporate Governance Committee held zero meetings in 2024. Directors are encouraged to attend our annual meeting of stockholders, either via webcast or telephonically.
Code of Ethics
The Board has adopted a Code of Business Conduct and Ethics (the “Code of Conduct”) applicable to all of our employees, executive officers, and directors. The Code of Conduct is available on our website at www.salariuspharma.com. Information contained on or accessible through our website is not a part of this report, and the inclusion of our website address in this report is an inactive textual reference only. The Nominating and Corporate Governance Committee is responsible for overseeing the Code of Conduct and must approve any waivers of the Code of Conduct for employees, executive officers, and directors. We expect that any amendments to the Code of Conduct, or any waivers of its requirements, will be disclosed on our website.
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

Item 11. Executive Compensation
Salarius’ “named executive officers” for the year ended December 31, 2024, were:
•David J. Arthur, Salarius’ President and Chief Executive Officer; and
•Mark J. Rosenblum, Salarius’ Executive Vice President of Finance and Chief Financial Officer.
On February 20, 2024, Salarius entered into a separation and release agreement with Mr. Arthur, as more fully described below in “Employment and Separation Agreements.”
On February 20, 2024, Salarius and Mr. Rosenblum, entered into that certain Amendment to Executive Employment Agreement, which amends that certain Executive Employment Agreement, dated April 24, 2020, by and between Salarius and Mr. Rosenblum solely to provide Mr. Rosenblum with the option to receive any severance that may be owed to Mr. Rosenblum pursuant to Section 5I(i) thereof in in equal installments over a period of time or in a lump-sum amount.

Investors are encouraged to read the compensation discussion below under “Narrative Disclosure to Summary Compensation Table” in conjunction with the summary compensation tables and related notes.
Summary Compensation Table
The following table sets forth compensation for services rendered in all capacities to Salarius for the years ended December 31, 2024 and 2023 for Salarius’ named executive officers.

Name and Principal Position	Year	Salary		Stock Awards (2)	Option Awards (3)	All Other Compensation		Total
David J. Arthur President and Chief Executive Officer.....................	2024	$176,153	(1)	—	$8,265	$550,032	(4)	$734,450
	2023	$500,000		$31,400	—	$13,200	(5)	$544,600
Mark J. Rosenblum Executive Vice President, Finance and Chief Financial Officer......................	2024	$330,000		—	$11,372	$9,050	(5)	$350,422
	2023	$330,000		$12,560	—	$13,200	(5)	$355,760
(1)The amount shown comprises $68,750 in salary earned and paid in 2024 to Mr. Arthur pursuant to his employment agreement and $107,403 in consulting fees earned and paid to him pursuant to that certain Consulting Agreement. dated February 20, 2024, by and between Salarius and Mr. Arthur.
(2)The amounts reported in this column represent the grant date fair value of the restricted stock granted, calculated in accordance with FASB ASC Topic 718 using the close price of Salarius’ common stock on the grant date.
(3)The amounts reported in this column represent the grant date fair value of stock options using the Black-Scholes option-pricing model computed in accordance with FASB ASC Topic 718. See Note 8 to Salarius’ financial statements contained in this Annual Report on Form 10-K for the assumptions used in such valuation.
(4)The amount shown represents Mr. Arthur’s severance payment of $500,000, unused paid time off of $5,341 and COBRA premiums of $19,691 paid in 2024 pursuant to that certain Separation and Release Agreement, dated February 20, 2024, between Salarius and Mr. Arthur, $2,500 in matching contributions by Salarius pursuant to its 401(k) plan, and $22,500 of director fee earned in 2024 following Mr. Arthur’s termination of employment.
(5)The amount shown represents matching contributions by Salarius pursuant to its 401(k) plan.
Narrative Disclosure to Summary Compensation Table
In the process of determining compensation for Salarius’ named executive officers, the Compensation Committee considers the current financial position of Salarius, the strategic goals of Salarius, and the performance of each of Salarius’ named executive officers. In addition, from time to time, the Compensation Committee considers the various components (described below) of Salarius’ compensation program for executives in relation to compensation paid by other public companies, compensation data, their historical review of all executive officer compensation, and recommendations from Salarius Chief Executive Officer (other than for his own salary). The Compensation Committee has the sole authority to select, compensate and terminate its external advisors.
The Compensation Committee utilizes the following components of compensation (described further below) to strike an appropriate balance between promoting sustainable and excellent performance and discouraging any excessive risk-taking behavior:
•Base Salary;
•Non-equity incentive plan compensation;
•Annual long-term equity compensation;
•Personal benefits and perquisites; and
•Acceleration and severance agreements tied to changes in control of Salarius.
Base Salaries

Salarius’ named executive officers receive base salaries as set forth in their respective employment or consulting agreements. Each named executive officer is eligible for annual raises subject to review and approval of the Compensation Committee. There were no salary raises in 2024. Mr. Arthur’s base salary was $500,000 for the portion of 2024 during which he served as an employee and, following his termination, Mr. Arthur received $10,417 per month pursuant to the terms of his consulting agreement. Mr. Rosenblum’s base salary was $330,000 for 2024.
Non-Equity Incentive Plan Compensation
Target bonuses are reviewed annually and established as a percentage of the executives’ base salaries, generally based upon seniority of the officer and targeted at or near the median of the peer group (with reference to Salarius’ corporate compensation philosophy) and relevant survey data. Each year, the Compensation Committee establishes corporate and individual objectives and respective target percentages, taking into account recommendations from Salarius’ Chief Executive Officer as it relates to executive positions other than the Chief Executive Officer’s compensation. Salarius’ Chief Executive Officer’s target bonus is set by the Compensation Committee to align entirely with Salarius’ overall corporate objectives. At the end of each fiscal year-end, Salarius’ Chief Executive Officer provides the Compensation Committee with a written evaluation showing actual performance as compared to corporate and/or individual objectives, and the Compensation Committee uses that information, along with the overall corporate performance, to determine what percentage of each executive’s bonus target will be paid out as a bonus for that year. Overall, the Compensation Committee seeks to establish the corporate and individual functional goals to be highly challenging yet attainable.
Mr. Arthur’s and Mr. Rosenblum’s target bonus’ for both 2024 and 2023 as a percentage of base salary was 50% and 35% respectively. Neither named executive officer received a bonus for Salarius’ 2023 and 2024 fiscal years.
Long-Term Equity Compensation
Salarius designed its long-term equity grant program to further align the interests of its executives with those of its stockholders and to reward the executives’ longer-term performance. Historically, the Compensation Committee has granted stock options, although from time-to-time, to further increase the emphasis on compensation tied to performance, the Compensation Committee may grant other equity awards as allowed by the Salarius Pharmaceuticals 2015 Equity Incentive Plan. The Compensation Committee may grant stock options, restricted stock, restricted stock units and similar equity awards permitted under Salarius’ plans based on its judgment as to whether the complete compensation packages to Salarius’ executives, including prior equity awards, are appropriate and sufficient to retain and incentivize the executives and whether the grants balance long-term versus short-term compensation. The Compensation Committee also considers Salarius’ overall performance as well as the individual performance of each of Salarius’ named executive officers, the potential dilutive effect of restricted stock awards, the dilutive and overhang effect of the equity awards, and recommendations from the Chief Executive Officer (other than with respect to his own equity awards).
Stock options are granted with an exercise price equal to the fair market value of Salarius’ common stock on the date of grant.
Restricted stock is granted at the closing price of Salarius’ common stock on the grant date.
On February 20, 2024, the Compensation Committee granted Mr. Rosenblum an option to purchase 2,813 shares of Salarius common stock at an exercise price of $4.5688 per share. 25% of the options vests on February 20, 2025 and the remaining 1/36 of the remaining option vests on each monthly anniversary thereafter for 36 months.
On April 11, 2024, the Compensation Committee granted Mr. Arthur an option to purchase 2,563 shares of Salarius common stock at an exercise price of $4.08 per share. 100% of the option vest on April 11, 2025.
Personal Benefits and Perquisites
All of Salarius’ executives are eligible to participate in Salarius’ employee benefit plans, including medical, dental, vision, life insurance, short-term and long-term disability insurance, flexible spending accounts, 401(k), and an employee stock purchase program. These plans are available to all full-time employees. In keeping with Salarius’ philosophy to provide total compensation that is competitive within Salarius’ industry, Salarius offers limited personal benefits and perquisites to its executive officers. You can find more information on the amounts paid for these perquisites to or on behalf of Salarius’ named executive officers in Salarius’ Summary Compensation Table.
Nonqualified Deferred Compensation
None of Salarius’ named executive officers participates in or has account balances in nonqualified defined contribution plans or other nonqualified deferred compensation plans maintained by Salarius. Salarius’ board of directors may elect to provide its officers and other employees with nonqualified defined contribution or other nonqualified deferred compensation benefits in the future if it determines that doing so is in Salarius’ best interests.
Outstanding Equity Awards at fiscal year end
The following table presents certain information concerning equity awards held by Salarius’ named executive officers as of December 31, 2024:

	Option Awards						Stock Awards
Name	Grant Date	Number of securities underlying unexercised options that are exercisable	Number of securities underlying unexercised options that are unexercisable		Option exercise Price	Option expiration date	Number of shares or units of stock that have not vested (3)	Market value of shares or units of stock that have not vested (4)
David J. Arthur.........................	9/10/2019	150	—		$1,600	9/10/2029
	3/23/2020	300	—		$122	3/22/2030
	7/14/2020	1,697	—		$264	7/13/2030
	12/2/2020	1,375	—		$148	12/1/2030
	1/20/2022	1,822	678	(1)	$96	1/19/2032
	1/3/2023						1,302	$2,396
	4/11/2024	—	2,563	(2)	$4.08	4/11/2034
Mark J. Rosenblum.........................	9/10/2019	95	—		$1,600	9/10/2029
	3/23/2020	150	—		$122	3/22/2030
	7/14/2020	249	—		$264	7/13/2030
	12/2/2020	400	—		$148	12/1/2030
	1/20/2022	729	271	(1)	$96	1/19/2032
	1/3/2023						521	$959
	2/20/2024	—	2,813	(1)	$4.57	2/20/2034
(1)Represents options of which 25% will become exercisable on the one-year anniversary with the remainder becoming exercisable in equal 1/36th installments on the last day of each calendar month thereafter.
(2)100% of the options will become exercisable on the one-year anniversary of the grant date.
(3)25% of the shares of restricted stock vested on January 2, 2024 and 1/36 of the remaining shares of restricted stock will vest on monthly anniversaries thereafter.
(4)The market value of unvested stock awards is based on the closing market price of Salarius’ common stock on December 31, 2024 of $1.84.
Employment and Separation Agreements

Below are descriptions of the employment or separation agreements with Salarius’ named executive officers. Furthermore, each of Salarius’ executive officers has executed a form of Salarius’ standard proprietary information and inventions assignment agreement.
David J. Arthur Separation Agreement
On February 20, 2024 (the “Separation Date”), Salarius entered into a separation and release agreement (the “Separation Agreement”) with David J. Arthur, Salarius’ President and Chief Executive Officer, which provides for Mr. Arthur’s separation of employment, effective as of the Separation Date. Under the Separation Agreement, Salarius paid Mr. Arthur a lump-sum payment equal to the amounts owed to him pursuant to Section 5(c)(ii) of that certain Amended and Restated Employment Agreement. Under the terms of the Separation Agreement, Mr. Arthur elected to receive such amounts in a lump sum.
Mr. Arthur has remained as Salarius’ principal executive officer and provide services to Salarius in such capacity pursuant to a Consulting Agreement, dated February 20, 2024 (the “Consulting Agreement”). Pursuant to the Consulting Agreement, Mr. Arthur is required to devote at least one-fourth (1/4) of his time on a weekly basis (on average 10 or more hours/week) to performing the services set forth in the Consulting Agreement. In exchange for Mr. Arthur’s services as set forth in the Consulting Agreement, Mr. Arthur will receive $10,417 per month. The term of the Consulting Agreement expires on February 20, 2025, unless earlier terminated by either party in accordance with the terms of the Consulting Agreement. On February 20, 2025, Salarius entered into the Amendment 1 to the Consulting Agreement (the "Amendment"). In exchange for Mr. Arthur’s services as set forth in the Amendment, Mr. Arthur will receive $500 per hour.
In addition, on the Separation Date, Salarius entered into a Notice of Stock Option Amendment with Mr. Arthur (the “Notice of Stock Option Amendment”), pursuant to which the Salarius board of directors amended the stock options to purchase shares of common stock granted to Mr. Arthur on September 10, 2019, March 23, 2020, July 14, 2020, December 2, 2020 and January 20, 2022 pursuant to Salarius’ 2015 Equity Incentive Plan (the “Plan”) to extend the post-termination exercise period from 90 days to 18 months upon the termination of Mr. Arthur’s “Continuous Service” (as defined in the Plan) for any reason other than for “Cause” (as defined in the Plan), but not beyond the term of the applicable stock option, and subject to earlier termination (such as in connection with a “Corporate Transaction” (as defined in the Plan) as provided under the Plan.
Mr. Arthur also entered into an updated indemnification agreement with Salarius (the “Indemnification Agreement”) to reflect his change in status from an employee of Salarius to a consultant.
Mark J. Rosenblum
On April 24, 2020, Salarius entered into an Executive Employment Agreement with Mark J. Rosenblum, its Executive Vice President of Finance and Chief Financial Officer (the “Rosenblum Agreement”). Under the Rosenblum Agreement, Mr. Rosenblum was originally entitled to an annual base salary of $265,000. Mr. Rosenblum is also eligible to participate in, subject to applicable eligibility requirements, all of Salarius’ benefits plans and fringe benefits and programs that may be provided to Salarius executives from time to time. In December 2021 Mr. Rosenblum’s base salary was increased to $300,000, which increase became effective January 1, 2022. In November 2022 Mr. Rosenblum’s base salary was increased to $330,000, which increase became effective January 1, 2023. On February 20, 2024, Salarius entered into an amendment to the Rosenblum Agreement to provide Mr. Rosenblum with the option to receive any severance that may be owed to him pursuant to Section 5(c)(i) thereof in equal installments over a period of time or in a lump-sum amount.
Clawback Policy
Salarius has a compensation recoupment, or clawback, policy, which Salarius adopted to comply with Nasdaq listing standards implementing Exchange Act Rule 10D-1. The clawback policy includes mandatory recoupment of excess incentive-based compensation received by a covered executive (including the Named Executive Officers) on or after October 2, 2023 in the event of a restatement of Salarius’ financial statements due to material non-compliance with any financial reporting requirement under federal securities laws, as required by Exchange Act Rule 10D-1.
Additional Narrative Disclosure: Termination-Based Compensation

The Rosenblum Agreement provides that, so long as Mr. Rosenblum executes a release and settlement agreement with Salarius, and subject to applicable withholdings, he would be entitled to receive a cash severance and an amount for premium payments under COBRA. Under the Rosenblum Agreement, the cash severance is equal to 9 months and if Mr. Rosenblum elects continuation coverage under COBRA or state law equivalent or enrollment in an individual marketplace, Salarius will pay him an amount equal to the 9 months’ worth of total premium payments (or until the date the executive secures reasonably comparable coverage with another employer, if sooner). These payments to Mr. Rosenblum are required to be made upon the following termination events:
•In the event Salarius or a successor entity terminates the executive’s employment for any reason other than a termination for Cause, or in connection with death, a permanent disability, or Salarius’ dissolution; and
•In the event that, within the 18-month period following a Change in Control of Salarius or a successor entity terminates the executive’s employment for any reason other than a termination for Cause or in connection with death, a permanent disability, or Salarius’ dissolution, or if the executive terminates his employment for Good Reason.
The following definitions have been adopted in the Rosenblum Agreement:
“for Cause” shall be determined by the board of directors by a majority vote (not including such employee with respect to an event related to him) and shall mean:
•any material breach, which is not cured within 30 days after written notice thereof, of the terms of Rosenblum Agreement by the executive, or the failure of the executive to diligently and properly perform his duties, or the executive’s failure to achieve the objectives specified by the board of managers;
•the executive’s misappropriation or unauthorized use of the tangible or intangible property of Salarius, or any other similar agreement regarding confidentiality, intellectual property rights, non-competition or non-solicitation;
•any material failure to comply with Salarius company policies or any other policies and/or directives of the board of managers, which failure is not cured within 30 days after written notice thereof, provided that no cure period is available for a failure to comply with policies related to harassment, unlawful discrimination, retaliation or workplace violence;
•the executive’s use of illegal drugs or any illegal substance, or alcohol in any manner that materially interferes with the performance of his duties under the Rosenblum Agreement;
•any dishonest or illegal action (including, without limitation, embezzlement) or any other action by the executive which is materially detrimental to the interest and well-being of Salarius, including, without limitation, harm to its reputation;
•the executive’s failure to fully disclose to Salarius any material conflict of interest he may have in a transaction between Salarius and any third party which is materially detrimental to the interest and well-being of Salarius; or
•any adverse action or omission by the executive which would be required to be disclosed pursuant to public securities laws or which would limit the ability of Salarius or its affiliates to sell securities under any Federal or state law or which would disqualify Salarius or its affiliates from any exemption otherwise available to it.
“Good Reason” means the occurrence of any of the following actions taken by Salarius without the executive’s consent, but only if (a) the executive informs Salarius within 90 days of its occurrence that an event constituting Good Reason has occurred, (b) Salarius fails to cure the event within 90 days of such notice, and (c) the executive terminates his employment within 6 months of the initial occurrence:
•for a period of twelve months immediately following a Change of Control, or the “Post-COC Period,” his salary, bonus or equity are reduced or diminished, or his duties and responsibilities or position are reduced or diminished to less than an executive “C” level position;

•any time after the Post-COC Period, the executive’s salary, bonus or equity are reduced or diminished, or his duties and responsibilities or position are reduced when compared to his duties and responsibilities immediately prior to Change of Control;
•Salarius materially breaches its obligations under the applicable Rosenblum Agreement; or
•the executive is required to relocate by more than 50 miles outside the extraterritorial jurisdiction of Houston, Texas.
“Change in Control” means (i) a financing transaction or any transaction designed to raise money for Salarius’ continuing operations or any sale, exchange, transfer, or issuance, or related series of sales, exchanges, transfers, or issuances, of Salarius’ equity units by Salarius or any holder thereof, in which the holders of Salarius’ equity units immediately prior to such transaction or event no longer hold beneficial ownership of at least fifty percent (50%) of Salarius’ outstanding equity units immediately after any such transaction or event; or (ii) a significant transaction involving the out-licensing of Salarius’ lead clinical asset, a sale of substantially all of Salarius’ assets, or Salarius’ liquidation or dissolution.
Equity Compensation Plan Information
The following table summarizes our equity compensation plan information as of December 31, 2024:

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options and Restricted Stock Units	(b) Weighted Average Exercise Price of Outstanding Equity Stock Options	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column(a))
Equity compensation plans approved by stockholders(1)	31,685	$66.75	35,345
Equity compensation plans not approved by stockholders	-	-	-
Total	31,685	66.75	35,345

(1) Represents options outstanding that were issued or remain available under the 2015 Equity Incentive Plan and the 2015 Employee Stock Purchase Plan. The number of shares of our common stock authorized under the 2015 Equity Incentive Plan automatically increased on January 1st of each year, for a period of not more than ten years, commencing on January 1, 2016 and ending on (and including) January 1, 2025, in an amount equal to 4% of the total number of shares of capital stock outstanding on December 31st of the preceding calendar year. Notwithstanding the foregoing, the Board may act prior to January 1st of a given year to provide that there will be no January 1st increase in the share reserve under the 2015 Equity Incentive Plan for such year or that the increase in the share reserve for such year will be a lesser number of shares of common stock than would otherwise occur pursuant to the preceding sentence. The 2015 Equity Incentive Plan expired in accordance with its terms in January 2025. The number of shares of our common stock authorized under the 2015 Employee Stock Purchase Plan automatically increases on January 1st of each year for up to 10 years, in an amount equal to the lesser of (i) 2% of the total number of shares of capital stock outstanding on December 31st of the preceding calendar year, and (ii) 9,375 shares of Common Stock. Notwithstanding the foregoing, the Board may act prior to the first day of any calendar year to provide that there will be no January 1st increase in the share reserve under the 2015 Employee Stock Purchase Plan for such calendar year or that the increase in the share reserve for such calendar year will be a lesser number of shares of common stock than would otherwise occur.

2024 Director Compensation
The following table sets forth the compensation to Salarius’ non-employee directors that was paid or accrued by Salarius in 2024 pursuant to the non-employee director compensation policy described below.

Name(1)	Fees Earned or Paid in Cash(2)	Stock Options (3)	Total
Tess Burleson	$48,000	$9,944	$64,761
Arnold C. Hanish	$52,500	$9,944	$67,261
Paul Lammers	$51,750	$9,944	$76,761
Jonathan Lieber	$42,500	$9,944	$53,761
Bruce J. McCreedy	$37,000	$9,944	$45,261
William K. McVicar	$65,000	$9,944	$82,261
(1)Mr. Arthur is not included in this table as he is Salarius’ chief executive officer and received no extra compensation for his service as a director while he was an employee of Salarius. The director fees received by Mr. Arthur following his cessation of employment is included in the Summary Compensation Table.
(2)The amounts listed in this column represent the retainer paid to each director for their service on the board and any committees on which they served during 2024.
(3)Salarius estimated the grant date fair value of the stock options in accordance with FASB ASC Topic 718.
Director Compensation Arrangements
Salarius’ non-employee director compensation is comprised of cash compensation and equity compensation. Further, Salarius reimburses all of its non-employee directors for their reasonable expenses incurred in attending meetings of Salarius’ board of directors and committees of the Salarius board of directors.
Generally, Salarius’ board of directors believes that the level of director compensation should be based on time spent carrying out board of directors and committee responsibilities and be competitive with comparable companies. In addition, the Salarius board of directors believes that a significant portion of director compensation should align director interests with the long-term interests of stockholders. The Salarius board of directors makes changes in its director compensation practices only upon the recommendation of the Compensation Committee, and discussion and approval by the Salarius board of directors.
Salarius’ board of directors, following the Compensation Committee’s recommendation, has approved the compensation of Salarius’ non-employee directors, as described below. The Compensation Committee believes that its non-employee director compensation remains aligned with director compensation practices at Salarius’ peer companies while considering the ongoing cash constraints of Salarius.
Cash Compensation
On February 20, 2024, the Salarius board of directors approved a reduction in cash compensation payable to its non-employee directors. Effective as of April 1, 2024, non-employee directors receive an annual cash retainer of $30,000 (previously $40,000) for their board of directors service. In addition, the Chair of the board of directors receives an additional annual cash retainer of $20,000 (previously $40,000), the Chair of the Audit Committee of the board of directors receives an additional annual cash retainer of $10,000 (previously $20,000), and members of the Audit Committee will receive an additional annual cash retainer of $3,500 (previously $7,500). No additional cash retainers will be paid for serving as a Chair or member of the Compensation Committee of the board of directors or the Governance and Nominating Committee of the board of directors. Mr. Arthur is eligible to receive compensation as a non-employee member of the board of directors.
Outstanding Equity Awards for Directors
The following table provides information regarding the aggregate number of shares subject to outstanding stock options held by non-employee directors as of December 31, 2024:

Name	Number of Shares Subject to Outstanding Stock Options	Number of Restricted Shares of Common Stock
Tess Burleson	2,908	180
Arnold C. Hanish	2,908	180
Paul Lammers	2,908	180
Jonathan Lieber	2,878	180
Bruce J. McCreedy	2,908	180
William K. McVicar	2,908	180
Salarius Policies and Practices Related to the Grant of Certain Equity Awards Close in Time to the Release of Material Nonpublic Information
Salarius does not have any formal policy that requires Salarius to grant, or avoid granting, equity-based compensation to its executive officers at certain times. Consistent with its annual compensation cycle, the Compensation Committee has for several years granted annual equity awards to its executive officers in February of each year. The timing of any equity grants to executive officers in connection with new hires, promotions, or other non-routine grants is tied to the event giving rise to the award (such as an executive officer’s commencement of employment or promotion effective date). As a result, in all cases, the timing of grants of equity awards, including stock options, occurs independent of the release of any material nonpublic information, and Salarius does not time the disclosure of material nonpublic information for the purpose of affecting the value of equity-based compensation.
The following table presents information regarding stock options issued to certain of Salarius’ executive officers in 2024 during any period beginning four business days before the filing of a periodic report or current report disclosing material non-public information and ending one business day after the filing or furnishing of such report with the SEC.

Name	Grant Date	Number of Securities Underlying the Award	Exercise Price of the Award	Grant Date Fair Value of the Award
Percentage Change in the Closing Market Price of the Securities Underlying the Award Between the Trading Day Ending Immediately Prior to the Disclosure of Material Nonpublic Information and the Trading Day Beginning Immediately Following the Disclosure of Material Nonpublic Information

Mark J. Rosenblum..........................	02/20/2024	2,813	$4.5688	$11,372	3.20%
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The following table sets forth information as of March 17, 2025 regarding the number of shares of common stock and the percentage of common stock, beneficially owned by:
•each person, or group of affiliated persons, known by Salarius to beneficially own more than 5% of its common stock;
•each of Salarius’ directors;
•each of Salarius’ named executive officers; and
•all of Salarius’ current executive officers and directors as a group.
The percentage ownership is based on 1,745,730 shares of common stock outstanding on March 17, 2025. Salarius has determined beneficial ownership in accordance with the rules of the SEC. These rules generally attribute beneficial ownership of securities to persons who possess sole or shared voting power or investment power with respect to those securities. In addition, the rules include shares of Salarius’ common stock issuable pursuant to the exercise of stock options or warrants or other securities (including out-of-the-money securities) that are either immediately exercisable or exercisable or vest within 60 days of March 17, 2025. These shares are deemed to be outstanding and beneficially owned by the person holding those options, warrants, or securities for the purpose of computing the percentage ownership of that person, but they are not treated as outstanding for the purpose of computing the percentage ownership of any other person. Unless otherwise indicated, the persons or entities identified in this table have sole voting and investment power with respect to all shares shown as beneficially owned by them, subject to applicable community property laws.
Except as otherwise noted below, the address for each person or entity listed in the table is c/o Salarius Pharmaceuticals, Inc., 2450 Holcombe Blvd., Suite X, Houston, TX 77021.

	Shares of Common Stock Beneficially Owned	Percent of Common Stock Outstanding
Beneficial Owner
David J. Arthur(1)	14,268	*
Mark J. Rosenblum(2)	5,257	*
Tess Burleson(3).	3,269	*
Arnold C. Hanish(4)	3,341	*
Jonathan Lieber(5)	3,246	*
Paul Lammers(6)	3,123	*
Bruce J. McCreedy(7)	3,131	*
William K McVicar(8)	3,308	*
All current executive officers and directors as a group (8 persons) (9)	38,943	2.2%
*Represents beneficial ownership of less than 1%.
(1)Represents (i) 6,142 shares of common stock, (ii) 8,116 shares of common stock subject to options that are exercisable within 60 days of March 17, 2025 and (iii) 10 warrants to purchase shares of common stock.
(2)Represents (i) 2,731 shares of common stock and (ii) 2,526 shares of common stock subject to options that are exercisable within 60 days of March 17, 2025.
(3)Includes (i) 340 shares of common stock, (ii) 2,908 shares of common stock subject to options that are exercisable within 60 days of March 17, 2025, and (iii) 21 warrants to purchase shares of common stock.
(4)Includes (i) 412 shares of common stock, (ii) 2,908 shares of common stock subject to options that are exercisable within 60 days of March 17, 2025, and (iii) 21 warrants to purchase shares common stock.
(5)Includes (i) 368 shares of common stock, and (ii) 2,878 shares of common stock subject to options that are exercisable within 60 days of March 17, 2025.
(6)Includes (i) 215 shares of common stock and (ii) 2,908 shares of common stock subject to options that are exercisable within 60 days of March 17, 2025.
(7)Includes (i) 180 shares of common stock, (ii) 2,908 shares of common stock subject to options that are exercisable within 60 days of March 17, 2025 and (iii) 43 warrants to purchase shares of common stock.
(8)Includes (i) 357 shares of common stock, (ii) 2,908 shares of common stock subject to options that are exercisable within 60 days of March 17, 2025 and (iii) 43 warrants to purchase shares of common stock.
(9)Includes (i) 10,745 shares of common stock, (ii) 28,060 shares of common stock subject to options that are exercisable within 60 days of March 17, 2025, and (iii) 138 warrants to purchase shares of common stock that are held by Salarius’ executive officers and directors as a group

Item 13. Certain Relationships and Related Transactions, and Director Independence
The following includes a summary of transactions since January 1, 2023 to which Salarius been a party, in which the amount involved in the transaction exceeded the lesser of $120,000 or one percent of the average of Salarius’ total assets at year-end for the last two completed fiscal years, and in which any of Salarius’ directors, executive officers or, to Salarius’ knowledge, beneficial owners of more than 5% of Salarius’ capital stock or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest, other than equity and other compensation, termination, change of control, and other arrangements, which are described under “Executive Compensation.”
DeuteRx Transaction
On January 12, 2022, Salarius entered into an Acquisition and Strategic Collaboration Agreement (the “ASCA”), with DeuteRx, LLC, a Delaware limited liability company (the “DeuteRx”), pursuant to which DeuteRx agreed to sell, and Salarius agreed to purchase certain assets of DeuteRx, including the development product Salarius refers to as DRX-3164 (collectively, the “Purchased Assets”). Dr. McVicar, a member of the Salarius board of directors, serves as a consultant to DeuteRx and is a consultant to an affiliate of DeuteRx.
The Purchased Assets were purchased for an aggregate purchase price of $1,500,000 and the delivery of 5,000 shares of Salarius’ common stock. Salarius also agreed to pay to DeuteRx (i) milestone payments upon the occurrence of certain events and (ii) royalty payments.
Indemnification Agreements
Salarius has entered, and intends to continue to enter, into separate indemnification agreements with its directors and executive officers, in addition to the indemnification provided for in its Certificate of Incorporation and Bylaws. These agreements, among other things, require Salarius to indemnify its directors and executive officers for certain expenses, including attorneys’ fees, judgments, fines, and settlement amounts incurred by a director or executive officer in any action or proceeding arising out of their services as one of Salarius’ directors or executive officers or as a director or executive officer of any other company or enterprise to which the person provides services at Salarius’ request. Salarius believes that these charter provisions and indemnification agreements are necessary to attract and retain qualified persons as directors and officers.
The limitation of liability and indemnification provisions in Salarius’ Certificate of Incorporation and Bylaws may discourage stockholders from bringing a lawsuit against directors for breach of their fiduciary duties. They may also reduce the likelihood of derivative litigation against directors and officers, even though an action, if successful, might benefit Salarius and its stockholders. A stockholder’s investment may decline in value to the extent Salarius pays the costs of settlement and damage awards against directors and officers pursuant to these indemnification provisions.
Policies and Procedures for Transactions with Related Persons
Salarius has adopted a written Related Person Transactions Policy that sets forth its policies and procedures regarding the identification, review, consideration, and oversight of “related person transactions.” For purposes of this policy only, a “related person transaction” is a transaction, arrangement, or relationship (or any series of similar transactions, arrangements or relationships) in which Salarius or any of its subsidiaries are participants involving an amount that exceeds $120,000, in which any “related person” has a material interest.
Transactions involving compensation for services provided to Salarius as an employee, consultant, or director are not considered related person transactions under this policy. A related person is any executive officer, director, nominee to become a director or a holder of more than 5% of any class of Salarius’ voting securities (including its common stock), including any of their immediate family members and affiliates, including entities owned or controlled by such persons.
Under the policy, the related person in question or, in the case of transactions with a holder of more than 5% of any class of Salarius’ voting securities, an officer with knowledge of the proposed transaction, must present information regarding the proposed related person transaction to Salarius’ Audit Committee (or, where review by the Audit Committee would be inappropriate, to another independent body of the Salarius board of directors) for review. To identify related person transactions in advance, Salarius relies on information supplied by its executive officers, directors, and certain significant stockholders. In considering related person transactions, Salarius’ Audit Committee considers the relevant available facts and circumstances, which may include, but not limited to:
•the risks, costs, and benefits to Salarius;
•the impact on a director’s independence in the event the related person is a director, immediate family member of a director or an entity with which a director is affiliated;

•the terms of the transaction;
•the availability of other sources for comparable services or products; and
•the terms available to or from, as the case may be, unrelated third parties.
Salarius’ Audit Committee will approve only those transactions that it determines are fair to Salarius and in its best interests.
Director Independence
See Item 10 "Directors, Executive Officers, and Corporate Governance" for additional information regarding director independence.
Item 14. Principal Accounting Fees and Services
Ernst & Young LLP, or EY, was our independent registered public accounting firm for the years ended December 31, 2024 and December 31, 2023.

Accounting Fees and Services

The following table sets forth the total fees paid to EY and its affiliates with respect to the years ended December 31, 2024 and, December 31, 2023:

	Year Ended December 31,
	2023	2024
Audit fees (1)	$235,000	$255,038
Audit-related fees(2)	—	—
Tax fees(3)	—	—
All other fees (4)	63,000	85,000
	$298,000	$$340,038

(1)Consists of fees billed for professional services rendered for the audit of our annual financial statements and services provided in connection with our registration statements.
(2)Represents the aggregate fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s consolidated financial statements that are not reported under “Audit Fees.”
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

Throughout the year, our Audit Committee reviews for any revisions to the estimates of audit and non-audit fees initially approved. The Audit Committee reviewed and pre-approved all audit services and permitted non-audit services performed during the years ended December 31, 2024 and 2023.

PART IV

Item 15. Exhibits, Financial Statement Schedules
(a)(1) Financial Statements.
The financial statements filed as part of this report are listed on the Index to Consolidated Financial Statements on page 47.
(a)(2) Financial Statement Schedules.
We have omitted these schedules because they are not required, or are not applicable, or the required information is shown in the consolidated financial statements or notes thereto.
(a)(3) Exhibits.

Exhibit No.	Description

2.1
Agreement and Plan of Merger, dated as of January 10, 2025, by and among the Registrant, Decoy Therapeutics Inc., Decoy Therapeutics MergerSub I, Inc. and Decoy Therapeutics MergerSub II, LLL. (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 13, 2025).

3.1	Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 9, 2015).

3.2
Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Registrant filed with the Secretary of State of the State of Delaware on July 18, 2019 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 22, 2019).

3.3
Certificate of Amendment to Restated Certificate of Incorporation of the Registrant filed with the Secretary of State of the State of Delaware on October 14, 2022 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 14, 2022).

3.4
Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Registrant filed with the Secretary of State of the State of Delaware on June 14, 2024 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 14, 2024).

3.5	Amended and Restated Bylaws of the Registrant, effective July 19, 2019 (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 22, 2019).

3.6
Amendment to the Amended and Restated Bylaws of the Registrant, effective April 1, 2022 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 1, 2022).

4.1
Form of Common Stock Certificate of Registrant (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration statement on Form S-1 (File No. 333-201276), as amended, filed January 13, 2015 (the “S-1”)).

4.2	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.8 to the Registrant’s S-1 (File No. 333-201276), as amended, filed February 6, 2020).

4.3	Common Stock Purchase Warrant dated February 11, 2020 (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 12, 2020).

4.4	Form of Inducement Warrant dated December 11, 2020 (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K/A filed with the SEC on December 11, 2020).

4.5	Form of 2021 Flex Warrants (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 1, 2021).

4.6	Form of Common Stock Purchase Warrant dated April 26, 2022 (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 22, 2022).

4.7
Form of Certificate of Designation of Series A Non-Voting Convertible Preferred Stock (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 15, 2025),

4.8	Form of Placement Agent Warrants (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 16, 2023).
4.9	Description of Registrant’s Securities (incorporated by reference to Exhibit 4.11 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 18, 2021.)

10.1+
Form of Indemnification Agreement between the Registrant and its directors and officers (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 22, 2019).

10.2+
Indemnification Agreement, dated February 20, 2024, between Salarius Pharmaceuticals, Inc. and David J. Arthur (Incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 23, 2024).

10.3^
Exclusive License Agreement, dated August 3, 2011, between the University of Utah Research Foundation and Salarius Pharmaceuticals, LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-4 filed with the SEC on February 14, 2019 (the “S-4”)).

10.4^
Cancer Research Grant Contract, dated June 1, 2016, between the Cancer Prevention and Research Institute of Texas and Salarius Pharmaceuticals, LLC (incorporated by reference to Exhibit 10.3 to the S-4).

10.5+	Amended and Restated Executive Employment Agreement, dated February 5, 2019, between David J. Arthur and Salarius Pharmaceuticals, LLC (incorporated by reference to Exhibit 10.5 to the S-4).

10.6+
Amendment to Amended and Restated Executive Employment Agreement dated September 10, 2019, among David J. Arthur, the Registrant and Salarius Pharmaceuticals, LLC (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 16, 2019).

10.7+
Separation and Release Agreement, dated February 20, 2024, between David J. Arthur and Salarius Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 23, 2023).

10.8+
Consulting Agreement, dated February 20, 2024, between Salarius Pharmaceuticals, Inc. and David J. Arthur (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 23, 2023).

10.9+
Executive Employment Agreement, dated April 24, 2020, between Mark J. Rosenblum and Salarius Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 29, 2020).

10.10+
Amendment to Executive Employment Agreement, dated February 20, 2024, between Mark J. Rosenblum and Salarius Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 23, 2024).

10.11+
Forms of Stock Option Agreement, Notice of Exercise and Stock Option Grant Notice under the Flex Pharma, Inc. 2015 Equity Incentive Plan (incorporated by reference to Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 24, 2015).

10.12+
Notice of Stock Option Amendment, dated February 20, 2024, between David J. Arthur and Salarius Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 23, 2024).

10.13+
Amended and Restated Salarius Pharmaceuticals, Inc. 2015 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 15, 2023).

10.14+	Salarius Pharmaceuticals, Inc., 2015 Equity Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 19, 2020)

10.15
At the Market Offering Agreement, dated February 5, 2021, between Salarius Pharmaceuticals, Inc. and Ladenburg Thalmann & Co. Inc. (incorporated by reference to Exhibit 1.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 5, 2021).

10.16	Securities Purchase Agreement, dated April 22, 2022 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 22, 2022).

10.17	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 16, 2023).

10. 18	Form of Registration Rights Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 16, 2023).

10.19
Securities Purchase Agreement, dated December 12, 2024, by and between Salarius Pharmaceuticals, Inc. and C/M Capital Master Fund, LP. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 13, 2024).

10.20
Registration Rights Agreement, dated December 12, 2024, by and between Salarius Pharmaceuticals, Inc. and C/M Capital Master Fund, LP (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 13, 2024).

10.21	Form of Salarius Support Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 13, 2025).

10.22	Form of Decoy Support Agreement (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 13, 2025).

10.23	Form of Lock-Up Agreement (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 13, 2025).

10.24
Warrant Cancellation Agreement, dated as of January 10, 2025, by and among the Registrant and an Investor (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 13, 2025).

10.25+*	Amendment 1 to Consulting Agreement, effective February 20, 2024, by and between the Registrant and David J. Arthur.

19.1*	Salarius Pharmaceuticals, Inc. Insider Trading Policy
21.1	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to the Registrant’s Form S-1).

23.1*	Consent of Ernst & Young LLP

24.1*	Power of Attorney (see signature page).
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2022
31.2*	Certification of Principal Financial and Accounting Officer Pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97	Salarius Pharmaceuticals, Inc. Clawback Policy (incorporated by reference to Exhibit 97 to the Registrant’s Form 10-K filed with the SEC on March 22, 2024)

101.INS*	XBRL Instance Document

101.SCH*	XBRL Schema Document

101.CAL*	XBRL Calculation Linkbase Document

101.DEF*	XBRL Definition Linkbase Document

101.LAB*	XBRL Label Linkbase Document

101.PRE*	XBRL Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

^ Portions of this exhibit have been omitted and provided separately to the SEC pursuant to a request for confidential treatment.
+ Management contract or compensatory plans or arrangements.
*Filed herewith.
**Furnished herewith

Item 16. Form 10-K Summary
Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 21, 2025    SALARIUS PHARMACEUTICALS, INC.

By: /s/ David J. Arthur
David J. Arthur
President & Chief Executive Officer

Each of the undersigned officers and directors of Salarius Pharmaceuticals, Inc., hereby constitutes and appoints David J. Arthur and Mark J. Rosenblum, their true and lawful attorney-in-fact and agent, for them and in their name, place and stead, in any and all capacities, to sign their name to any and all amendments to this Annual Report on Form 10-K, and other related documents, and to cause the same to be filed with the Securities and Exchange Commission, granting unto said attorneys, full power and authority to do and perform any act and thing necessary and proper to be done in the premises, as fully to all intents and purposes as the undersigned could do if personally present, and the undersigned for himself hereby ratifies and confirms all that said attorney shall lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated

SIGNATURE	TITLE	DATE
/s/ William K. McVicar William K. McVicar	Chairman of the Board	March 21, 2025
/s/ David J. Arthur David J. Arthur	Director, President & Chief Executive Officer (Principal Executive Officer)	March 21, 2025
/s/ Mark J. Rosenblum Mark J. Rosenblum	Executive Vice President of Finance and Chief Financial Officer ( Principal Financial Officer and Principal Accounting Officer)	March 21, 2025
/s/ Tess Burleson Tess Burleson	Director	March 21, 2025
/s/ Arnold Hanish Arnold Hanish	Director	March 21, 2025
/s/ Paul Lammers Paul Lammers	Director	March 21, 2025
/s/ Jon Lieber Jon Lieber	Director	March 21, 2025
/s/ Bruce McCreedy Bruce McCreedy	Director	March 21, 2025

78