Form 10-Q
period 2025-03-31
Salarius Pharmaceuticals, Inc.
filed 2025-05-14
CIK 1615219

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
OR
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

(713)913-5608
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

As of May 9, 2025, there were 2,127,286 shares of common stock outstanding.

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
•our liquidity position, the expected sufficiency of such position for anticipated operating and capital requirements; and
•our expectations regarding our ability to regain compliance and remain listed on Nasdaq.

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
The following are some of the factors that could cause actual results to differ materially from the anticipated results or other expectations expressed, anticipated or implied in our forward-looking statements:
•the risk that if we do not regain compliance with the Nasdaq continued listing standards and successfully complete the Merger or obtain additional financing in the near term, the company will need to pursue a dissolution and liquidation of our company;
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
•as a result of any adjustments in the exchange ratio and Qualified Financing, Salarius’ stockholders may own less of the combined company than is currently anticipated;
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

We cannot guarantee that the results and other expectations expressed, anticipated or implied in any forward-looking statement will be realized. The risks set forth under Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, as supplemented by Part II, Item 1A of this Quarterly Report on Form 10-Q, describe major risks to our business, and you should read and interpret any forward-looking statements together with these risks. A variety of factors, including these risks, could cause our actual results and other expectations to differ materially from the anticipated results or other expectations expressed, anticipated or implied in our forward-looking statements. Should known or unknown risks materialize, or should underlying assumptions prove inaccurate, actual results could differ materially from past results and those anticipated, estimated or projected in the forward-looking statements. You should bear this in mind as you consider any forward-looking statements.

Our forward-looking statements speak only as of the dates on which they are made. We do not undertake any obligation to publicly update or revise our forward-looking statements even if experience or future changes makes it clear that any projected results expressed or implied in such statements will not be realized.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

SALARIUS PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2025	December 31, 2024
	(Unaudited)	(Audited)
Assets
Current assets:
Cash and cash equivalents	$1,798,380	$2,434,528
Prepaid expenses and other current assets	506,706	553,034
Total current assets	2,305,086	2,987,562
Other assets	34,306	35,412
Total assets	$2,339,392	$3,022,974
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$1,470,671	$936,994
Accrued expenses and other current liabilities	694,625	352,419
Notes payable	112,230	221,866
Total liabilities	2,277,526	1,511,279

Commitments and contingencies (Note 4)

Stockholders' equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; 0 issued and outstanding	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized; 2,081,839 and 1,441,157 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	208	144
Additional paid-in capital	83,694,809	83,435,169
Accumulated deficit	(83,633,151)	(81,923,618)
Total stockholders' equity	61,866	1,511,695
Total liabilities and stockholders' equity	$2,339,392	$3,022,974

See accompanying notes to condensed consolidated financial statements.

SALARIUS PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2025	2024
Operating expenses:
Research and development	$75,532	$243,002
General and administrative	1,643,163	1,528,613
Total operating expenses	1,718,695	1,771,615
Loss before other income (expense)	(1,718,695)	(1,771,615)
Interest income, net	9,162	56,325
Loss from continuing operations	(1,709,533)	(1,715,290)
Net loss	$(1,709,533)	$(1,715,290)

Loss per common share — basic and diluted (1)	$(1.03)	$(3.27)
Weighted-average number of common shares outstanding — basic and diluted (1)	1,663,922	524,326

(1) Share and per share amounts have been restated to reflect the 1-for-8 reverse stock split effected in June 14, 2024 on retroactive basis for all periods presented.

See accompanying notes to condensed consolidated financial statements.

SALARIUS PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31
	2025	2024
Operating activities
Net loss	$(1,709,533)	$(1,715,290)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,106	1,107
Equity-based compensation expense	33,534	77,508
Changes in operating assets and liabilities:
Prepaid expenses and other assets	46,328	175,052
Accounts payable	254,645	111,104
Accrued expenses and other current liabilities	192,206	(3,436)
Net cash used in operating activities	(1,181,714)	(1,353,955)

Financing activities
Proceeds from issuance of equity securities, net	655,202	38
Payments on note payable	(109,636)	(172,788)
Net cash (used in) provided by financing activities	545,566	(172,750)

Net decrease in cash and cash equivalents	(636,148)	(1,526,705)
Cash, cash equivalents and restricted cash at beginning of period	2,434,528	5,899,910
Cash, cash equivalents and restricted cash at end of period	$1,798,380	$4,373,205

Supplemental disclosure of cash flow information:
Non-cash investing and financing activities:
Cash paid for interest	$4,094	$4,019
Accrued issuance costs for issuance of equity securities	$429,032	$—

See accompanying notes to condensed consolidated financial statements.

SALARIUS PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

	Common Stock (1)		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2023	492,304	$49	$81,635,074	$(76,347,841)	$5,287,282
Issuance of equity securities, net	47,000	5	33	—	38
Equity-based compensation expense	—	—	77,508	—	77,508
Net loss	—	—	—	(1,715,290)	(1,715,290)
Balance at March 31, 2024	539,304	$54	$81,712,615	$(78,063,131)	$3,649,538

Balance at December 31, 2024	1,441,157	$144	$83,435,169	$(81,923,618)	$1,511,695
Issuance of equity securities, net	640,682	64	226,106	—	226,170
Equity-based compensation expense	—	—	33,534	—	33,534
Net loss	—	—	—	(1,709,533)	(1,709,533)
Balance at March 31, 2025	2,081,839	$208	$83,694,809	$(83,633,151)	$61,866

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
Reverse Stock Split
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
Unaudited Interim Financial Information
The accompanying interim financial statements are unaudited. These unaudited interim financial statements have been prepared in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. These unaudited interim financial statements should be read in conjunction with the audited financial statements and accompanying notes for the year ended December 31, 2024 included elsewhere in the Company's Annual Report on Form 10-K filed with the SEC on March 21, 2025. In the opinion of management, the unaudited interim financial statements reflect all the adjustments (consisting of normal recurring adjustments) necessary to state fairly the Company’s financial position as of March 31, 2025 and the results of operations for the three months ended March 31, 2025 and 2024. The interim results of operations are not necessarily indicative of the results that may occur for the full fiscal year. The December 31, 2024 balance sheet included herein was derived from the audited financial statements, but does not include all disclosures, including notes, required by GAAP for complete financial statements.

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
Financial Instruments and Credit Risks
Financial instruments that potentially subject the Company to credit risk include cash and cash equivalents. Cash is deposited in demand accounts in federally insured domestic institutions to minimize risk. Insurance is provided through the Federal Deposit Insurance Corporation. Although the balances in these accounts exceed the federally insured limit from time to time, the Company has not incurred losses related to these deposits.

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

The number of anti-dilutive shares, consisting of common shares underlying (i) common stock options, (ii) stock purchase warrants, (iii) rights entitling holders to receive warrants to purchase the Company's common shares, and (iv) restricted stock units which have been excluded from the computation of diluted loss per share, was approximately 118,280 and 1,337,721 shares as of March 31, 2025 and 2024, respectively.

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
The Company accounts for uncertain tax positions in accordance with the provisions of ASC 740. When uncertain tax positions exist, the Company recognizes the tax benefit of tax positions to the extent that the benefit will more likely than not be realized. The determination as to whether the tax benefit will more likely than not be realized is based upon the technical merits of the tax position as well as consideration of the available facts and circumstances. As of March 31, 2025 and December 31, 2024, the Company did not have any significant uncertain tax positions and no interest or penalties have been charged. The Company's practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company is subject to routine audits by taxing jurisdictions.

NOTE 3. PREPAID EXPENSES AND OTHER CURRENT ASSETS
Prepaid expenses and other current assets at March 31, 2025 and December 31, 2024 consisted of the following:

	March 31, 2025	December 31, 2024
Insurance	$158,832	$287,785
Deferred offering cost	286,241	221,580
Other prepaid and current assets	61,633	43,669
Total prepaid expenses and other current assets	$506,706	$553,034
Insurance is mainly comprised of prepaid directors' and officers' insurance. In July 2024, the Company financed its directors and officers' insurance premium with a short term note, the principal amount of which is approximately $0.4 million bearing interest at a rate of 9.74%. The note payable balance, which was included within Current Liabilities on the Condensed Consolidated Balance Sheet was $0.1 million and $0.2 million at March 31, 2025 and December 31, 2024, respectively.
NOTE 4. COMMITMENTS AND CONTINGENCIES
Cancer Prevention and Research Institute of Texas ("CPRIT")
In June 2016, the Company entered into a Cancer Research Grant Contract with CPRIT. Pursuant to the contract, CPRIT awarded the Company a grant up to $18.7 million, further modified to $16.1 million to fund development of LSD 1 inhibitor. The grant expired in 2023.
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

NOTE 5. FAIR VALUE OF FINANCIAL INSTRUMENTS
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

NOTE 6. STOCKHOLDERS' EQUITY
Common Stock Issuances
On February 5, 2021, the Company entered into an At the Market Offering Agreement ("ATM") with Ladenburg Thalmann & Co. Inc. Under this agreement the Company is able to issue and sell, from time to time, shares of its common stock. During the three months ended March 31, 2025, the Company sold 353,844 shares of common stock in an "at the market offering" with gross proceeds of $0.4 million. The Company did not sell any shares pursuant to the ATM during the three months ended March 31, 2024.
On December 12, 2024, the Company entered into a securities purchase agreement (the “ELOC Agreement”) with C/M Capital Master Fund, LP (the “Purchaser”), pursuant to which the Company, subject to the restrictions and satisfaction of the conditions in the ELOC Agreement, has the right, but not the obligation, to sell to the Purchaser, and the Purchaser is obligated to purchase, up to the lesser of (i) $10 million of newly issued shares (the “Purchase Shares”) of the Company’s common stock, $0.0001 par value per share (the “Common Stock”) and (ii) a specified cap dictated by the rules of the Nasdaq Stock Market. As consideration for the Purchaser’s execution and delivery of the ELOC Agreement, the Company has agreed to issue to the Purchaser, simultaneously with the delivery of any and all Purchase Shares purchased under the ELOC Agreement, a number of shares of Common Stock equal to one percent (1%) of the number of Purchase Shares actually sold in each sale under the ELOC Agreement (the “Commitment Shares” and, together with the Purchase Shares, the “Securities”).The Company issued 286,772 shares of common stock with proceeds of $0.7 million during the three months ended March 31, 2025 pursuant to the ELOC Agreement.

On May 11, 2023, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with an accredited investor (the “Investor”), pursuant to which the Company agreed to issue and sell to the Investor in a private placement (the “Offering”) (i) 41,250 shares (the “Shares”) of the Company’s common stock, par value $0.0001 per share (the “Common Stock”), (ii) pre-funded warrants (the “Pre-Funded Warrants”) to purchase up to 413,296 shares of Common Stock, (iii) Series A-1 warrants (the “Series A-1 Warrants”) to purchase up to 454,546 shares of Common Stock and (iv) Series A-2 warrants (the “Series A-2 Warrants”) and together with the Series A-1 Warrants, the “Common Stock Warrants,” and together with the Pre-Funded Warrants, the “Warrants”) to purchase up to 454,546 shares of Common Stock, at a purchase price of (a) $13.20 per Share and accompanying Common Stock Warrants and (b) $13.1992 per Pre-Funded Warrant and accompanying Common Stock Warrants. The aggregate gross proceeds from the Offering were approximately $6.0 million, exclusive of placement agent fees and expenses and other offering expenses. The Offering closed on May 16, 2023. All of the Series A-2 Warrants expired during the fiscal year ended December 31, 2024.
During the three months ended March 31, 2024 , the Company issued 47,000 shares of its Common Stock upon the exercise of Pre-Funded Warrants. All of the Pre-Funded Warrants were fully exercised as of December 31, 2024.
Warrants Exercisable for Cash
The Company had five-year (5) warrants outstanding that were issued in February 2020 and subsequently modified in December 2020 in connection with the issuance of additional inducement warrants. The initial warrants were exercisable at a price per share of $230 and expired during the first quarter of 2025. The inducement warrants expire on June 11, 2026, and are exercisable at a price per share of $236.40. The Company has five-and-one-half-year (5.5) year warrants outstanding that were issued in April 2022, with an exercise price of $67.98 per share. The warrants became exercisable six months following the issuance date and will expire five and one-half years from the issuance date.
The Company's Series A-1 Warrants are exercisable for a period of five and one-half (5.5) years from the issuance date at an exercise price of $11.20 per share, expiring on November 16, 2028. Series A-2 Warrants expired on November 18, 2024. Each Pre-Funded Warrant was sold in lieu of shares of Common Stock, are exercisable immediately upon issuance, have an exercise price of $0.0008 per share and expire when exercised in full. On January 10, 2025, the Company entered into a Warrant Cancellation Agreement. Pursuant to the agreement, a Series A-1 Common Stock Purchase Warrant exercisable for 454,546 shares of the Company's common stock was canceled in exchange for cash of $0.35 million. As of March 31, 2025, there were zero A-1 and A-2 warrants outstanding.
In connection with the above mentioned Offering, the Company issued warrants to representatives to purchase up to 31,818 shares of common stock at an exercise price per share of $16.50 and a term of five and one-half (5.5) years.
As of March 31, 2025 and 2024, approximately 86,661 and 1,308,600 warrants remain outstanding, respectively.
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
NOTE 7. EQUITY-BASED COMPENSATION
Equity Incentive Plans
The Company has granted options to employees, directors, and consultants under the 2015 Equity Incentive Plan (the "2015 Plan"). The 2015 Plan provides for the grant of incentive stock options ("ISOs"), nonstatutory stock options, restricted stock awards, restricted stock units, stock appreciation rights, performance-based stock awards and other stock-based awards. Additionally, the 2015 Plan provides for the grant of performance-based cash awards. ISOs may be granted only to the Company's employees. All other awards may be granted to the Company's employees, including officers, and to non-employee directors and consultants. The 2015 Plan expired in accordance with its terms in January 2025 and there are no shares remaining available for the grant of future awards under the 2015 Plan.
During the three-month periods ended March 31, 2025 and 2024, the Company awarded 0 and 18,566 stock options, respectively, to its employees and directors, pursuant to the plan described above. Stock options generally vest over one to four years and have a contractual term of ten years. Stock options are valued using the Black-Scholes option pricing model and compensation cost is recognized based on the resulting value over the service period. Expected volatilities utilized in the model are based on implied volatilities from traded stocks of peer companies. Similarly, the dividend yield is based on historical experience and the estimate of future dividend yields. The risk-free interest rate is derived from the U.S. Treasury yield curve in effect at the time of grant. The expected term of the options is based on the average period the stock options are expected to remain outstanding. The fair value of the option grants awarded during the three - month period ended March 31, 2024 was $0.1 million, which has been estimated with the following assumptions on the grant date.

Three Months Ended March 31
2024
Risk-free interest rate	4.25%-4.27%
Volatility	123.31%
Expected life (years)	5.00-6.00
Expected dividend yield	0%

The following table summarizes stock option activity for employees and non-employees for the three months ended March 31, 2025 and 2024:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)
Outstanding at December 31, 2023	11,164	$190.00	7.26
Granted	18,566
Exercised	—
Forfeited	735
Expired	—
Outstanding at March 31, 2024	30,465	$72.32	8.86
Exercisable at March 31, 2024	8,225	$213.28	6.88

Outstanding at December 31, 2024	31,554	$66.75	7.26
Granted	—	$—
Exercised	—
Forfeited	—
Expired	—
Outstanding at March 31, 2025	31,554	$66.75	8.20
Exercisable at March 31, 2025	25,905	$77.67	7.80

As of March 31, 2025 and 2024, there was approximately $0.1 million and $0.3 million, respectively, of total unrecognized compensation cost related to unvested stock options. Total unrecognized compensation cost will be adjusted for future changes in employee and non-employee forfeitures, if any. The Company expects to recognize that cost over a remaining weighted-average period of 0.28 years.

NOTE 8. SEGMENT REPORTING

The Company has been concentrated on developing treatments for cancers caused by dysregulated gene expression. The current pipeline consists of two small molecule drugs: (1) SP-3164, a targeted protein degrader, and (2) seclidemstat (“SP-2577”), a targeted protein inhibitor. The Company does not have any revenue generating products.

For the three months ended March 31, 2025 and 2024, the Company identified one operating and reportable segment relating to its operations. The Company defines its operating segment based on internally reported financial information that is regularly reviewed by the Chief Operating Decision Maker (the "CODM"), its Chief Executive Officer. The CODM reviews the segment’s loss based on net loss reported on the consolidated statement of operations.

The Company’s CODM views specific categories within research and development expenses and general and administrative expenses as significant given the direct correlation between cash burn as a pre-revenue company. The table below is a summary of the segment loss, including significant segment expenses:

	Three-Month Ended March 31
	2025	2024

Expenses:
Research and development:

SP-3164	21,037	86,886
SP-2577	54,495	156,116
General and administrative:

Professional services and Consulting	1,233,695	568,465
Personnel cost	251,108	841,441
Facility cost	158,360	118,707
Loss from operations	1,718,695	1,771,615
Interest income, net	9,162	56,325
Net loss	$1,709,533	$1,715,290
NOTE 9. SUBSEQUENT EVENT
On March 26, 2025, the Company received a letter from Nasdaq notifying the Company that, based on the financial statements contained in its Annual Report on Form 10-K for the year ended December 31, 2024, the Company is no longer in compliance with the requirement under Nasdaq Listing Rule 5550(b)(1) to maintain a minimum of $2.5 million in stockholders’ equity for continued listing on The Nasdaq Capital Market (the “Equity Standard”). The letter indicated that we had until May 12, 2025 to either regain compliance with the Equity Standard or submit a plan to Nasdaq to regain compliance with the Equity Standard (a “Compliance Plan”). However, pursuant to Nasdaq listing rule 5810(d)(2), our failure to comply with the Minimum Bid Price Requirement served as a separate and additional reason for delisting and, as such, the Notice indicated that Nasdaq will not entertain a Compliance Plan, and the Company should also address our noncompliance with the Equity Standard before a Hearings Panel if we appeal Nasdaq’s determination.
On April 23, 2025, the Company received written notice (the “Notice”) from The Nasdaq Stock Market LLC (“Nasdaq”) notifying that the Company is not in compliance with Nasdaq listing rule 5550(a)(2) because the closing bid price of our common stock for the last 30 consecutive business days was lower than the minimum bid price requirement of $1.00 per share (the “Minimum Bid Price Requirement”). Normally, a company would be afforded a 180-calendar day period to demonstrate compliance with the Minimum Bid Price Requirement. However, pursuant to Nasdaq listing rule 5810(c)(3)(A)(iv), the Company is not eligible for any compliance period specified in Nasdaq listing rule 5810(c)(3)(A) because the Company effected a reverse stock split during the prior one-year period.
Accordingly, unless the Company requested an appeal of the delisting determination by April 30, 2025, Nasdaq had determined that our securities will be scheduled for delisting from The Nasdaq Capital Market and would have been suspended at the opening of business on May 2, 2025. In addition, a Form 25-NSE would have been filed with the Securities and Exchange Commission (the “SEC”), which would have removed our securities from listing and registration on The Nasdaq Stock Market.
The Company appealed the delisting determination before April 30, 2025 by requesting an appeal with a Nasdaq Hearings Panel (the “Hearings Panel”). The request for an appeal stayed the suspension of our securities and the filing of the Form 25-NSE pending the Hearings Panel’s decision. The Company intends to present our plans to regain compliance with the Minimum Bid Price Requirement and the Equity Standard in connection with our planned merger transaction with Decoy Therapeutics Inc. However, there are no assurances a favorable decision from the Hearing Panel will be obtained or that its securities will remain listed on The Nasdaq Capital Market.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with the unaudited financial information and the notes thereto included herein, as well as our audited financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 21, 2025. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results and the timing of selected events could differ materially from those anticipated in these forward-looking statements as a result of several factors, including those set forth under "Part I - Item 1A - Risk Factors" discussed in our Annual Report on Form 10-K for the year ended December 31, 2024, in other subsequent filings with the SEC, and elsewhere in this Quarterly Report on Form 10-Q. These statements, like all statements in this report, speak only as of the date of this Quarterly Report on Form 10-Q (unless another date is indicated), and we undertake no obligation to update or revise these statements in light of future developments.
Overview
We are a clinical-stage biopharmaceutical company that has been focused on developing effective treatments for patients with cancer with high, unmet medical need. Specifically, we have been concentrated on developing treatments for cancers caused by dysregulated gene expression (i.e., genes which are incorrectly turned on or off). We have two classes of drugs that address gene dysregulation: targeted protein inhibitors and targeted protein degraders. Our technologies have the potential to work in both liquid and solid tumors. Our current pipeline consists of two small molecule drugs: (1) SP-3164, a targeted protein degrader, and (2) seclidemstat (SP-2577), a targeted protein inhibitor. We are located in Houston, Texas. On August 8, 2023, we announced that we retained Canaccord Genuity, LLC to lead a comprehensive review of strategic alternatives focusing on maximizing stockholder value, including but not limited to, an acquisition, merger, reverse merger, divestiture of assets, licensing, or other strategic transactions involving our company.
We have no products approved for commercial sale and have not generated any revenue from product sales. We have never been profitable and have incurred operating losses in each year since inception. We had an accumulated deficit of $83.6 million as of March 31, 2025. Substantially all of our operating losses resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations. As of March 31, 2025, we had cash and cash equivalents of $1.8 million. During the three month ended March 31, 2025, we sold 353,844 shares of our common stock in an ATM offering with gross proceeds of $0.4 million and 286,772 shares with gross proceeds of $0.7 million under the ELOC agreement, respectively.
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
The lack of revenue from product sales to date and recurring losses from operations since our inception raise substantial doubt as to our ability to continue as a going concern. We will continue to require substantial additional capital to continue our operations and any clinical development activities that we determine to advance and will need such additional capital within the next several months to continue to fund our operations beyond the later part of the second quarter of 2025. The amount and timing of our future funding requirements will depend on many factors, including the result of strategic alternatives process, our ability to raise additional capital on commercially reasonable terms, the pace and results of clinical development activities, and market conditions. Failure to raise capital as and when needed, on favorable terms or at all, would have a material negative impact on our financial condition and our ability to continue our operations.
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

If we do not raise capital in the next several months, we will be forced to cease operations, liquidate our assets and possibly seek bankruptcy protection or engage in a similar process.
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
The rights of the Series A Preferred Stock will be set forth in a Certificate of Designation of Preferences, Rights and Limitations that Salarius will file with the Secretary of State of the State of Delaware (the “Certificate of Designation”). The Certificate of Designation provides that the preferred stock will be convertible into shares of Common Stock on a 1-for-1000 basis, subject to stockholder approval. The Merger was approved by Salarius’ board of directors and the board of directors of Decoy, and currently not closed. In addition, following the consummation of the Merger, Salarius has agreed to call a special stockholder meeting to approve (i) the conversion of the preferred stock to be issued at Merger Closing into shares of Common Stock (the “Conversion Proposal”), (ii) a new equity incentive plan in form reasonably agreed to by the parties (the “Equity Plan Proposal”), and (iii) if necessary and advisable, a reverse stock split in a ratio to be approved by Salarius’ board of directors (the “Reverse Stock Split Proposal” and together with the Conversion Proposal and the Equity Plan Proposal, the “Company Stockholder Matters”).
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
Nasdaq Delisting Notice
On April 23, 2025, we received written notice (the “Notice”) from The Nasdaq Stock Market LLC (“Nasdaq”) notifying us that we are not in compliance with Nasdaq listing rule 5550(a)(2) because the closing bid price of our common stock for the last 30 consecutive business days was lower than the minimum bid price requirement of $1.00 per share (the “Minimum Bid Price Requirement”). Normally, a company would be afforded a 180-calendar day period to demonstrate compliance with the Minimum Bid Price Requirement. However, pursuant to Nasdaq listing rule 5810(c)(3)(A)(iv), we are not eligible for any compliance period specified in Nasdaq listing rule 5810(c)(3)(A) because we effected a reverse stock split during the prior one-year period.
In addition, as previously disclosed, on March 26, 2025, we received a letter from Nasdaq notifying us that, based on the financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2024, we are no longer complied with the requirement under Nasdaq Listing Rule 5550(b)(1) to maintain a minimum of $2.5 million in stockholders’ equity for continued listing on The Nasdaq Capital Market (the “Equity Standard”). The letter indicated that we had until May 12, 2025 to either regain compliance with the Equity Standard or submit a plan to Nasdaq to regain compliance with the Equity Standard (a “Compliance Plan”). However, pursuant to Nasdaq listing rule 5810(d)(2), our failure to comply with the Minimum Bid Price Requirement served as a separate and additional reason for delisting and, as such, the Notice indicated that Nasdaq will not entertain a Compliance Plan, and we should also address our noncompliance with the Equity Standard before a Hearings Panel if we appeal Nasdaq’s determination.
Accordingly, unless we requested an appeal of the delisting determination by April 30, 2025, Nasdaq had determined that our securities will be scheduled for delisting from The Nasdaq Capital Market and would have been suspended at the opening of business on May 2, 2025. In addition, a Form 25-NSE would have been filed with the Securities and Exchange Commission (the “SEC”), which would have removed our securities from listing and registration on The Nasdaq Stock Market.
We appealed the delisting determination on or before April 30, 2025 by requesting an appeal with a Nasdaq Hearings Panel (the “Hearings Panel”). The request for an appeal stayed the suspension of our securities and the filing of the Form 25-NSE pending the Hearings Panel’s decision. We intend to present our plans to regain compliance with the Minimum Bid Price Requirement and the Equity Standard in connection with our planned merger transaction with Decoy Therapeutics Inc. However, there are no assurances a favorable decision from the Hearing Panel will be obtained or that our securities will remain listed on The Nasdaq Capital Market.
Results of Operations
Three months ended March 31, 2025 Compared to the Three months ended March 31, 2024
The following table sets forth the condensed consolidated results of our operations for the three months ended March 31, 2025 compared to March 31, 2024.

	Three months ended March 31,		$ Change
	2025	2024
Research and development expenses	$75,532	$243,002	$(167,470)
General and administrative expenses	1,643,163	1,528,613	114,550
Interest income, net and other	9,162	56,325	(47,163)
Net loss	$1,709,533	$1,715,290	$(5,757)

Research and Development Expenses
Research and development expenses decreased during the three months ended March 31, 2025 compared to the same period in 2024 primarily related to the cost-savings plan implemented in the third quarter of 2023 which included a significant reduction in operating personnel.Lower research and development expenses will continue in 2025 as we have curtailed our sponsored clinical trials and intend to rely on clinical trial data from the investigator-initiated clinical trial conducted by MD Anderson Cancer Center before assessing next steps in our clinical development plans.

	SP-2577		SP-3164
Research and development costs by candidates and by categories:	Three months ended March 31,
	2025	2024	2025	2024
Outsourced research and development costs	$44,785	$140,846	$—	$36,537
Manufacturing and laboratory costs	9,710	15,270	21,037	50,349
Total research and development costs	$54,495	$156,116	$21,037	$86,886
General and Administrative Expenses
General and administrative expenses were $1.6 million during the three months ended March 31, 2025, compared to $1.5 million for the three months ended March 31, 2024. The increase is related to higher professional expense associated with the Merger that offset by personnel cost, insurance expense, and facility costs.

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
As of March 31, 2025, cash and cash equivalents totaled $1.8 million, which were held in bank deposit accounts and a money market account. Working capital totaled $0.03 million as of March 31, 2025. Our cash and cash equivalents balance decreased during the three months ended March 31, 2025, primarily due to cash used in operating activities offsetting buy the cash received from financing activities. We believe that our $1.8 million in cash and cash equivalents on hand as of March 31, 2025 is sufficient to fund our current and restructured operations into the later part of the second quarter of 2025. Our stockholders' equity balance was $0.1 million at March 31, 2025. If for any reason the Merger does not close in the next few months, we would need to raise additional capital to continue to fund the further development of product candidates and our operations. If we are unable to maintain sufficient financial resources, our business, financial condition and results of operations will be materially and adversely affected. Additionally, equity or debt financings may have a dilutive effect on the holdings of our existing stockholders. We have curtailed expenses and plan to use our two remaining full time employees and consultants to continue our operations. As a result, if we are unable to complete the Merger in the next few months, we will likely need to conduct a wind down of our operations.

Cash Flows

	Three months ended March 31,
	2025	2024
Net cash (used in) provided by in:
Operating activities	$(1,181,714)	$(1,353,955)
Financing activities	545,566	(172,750)
Net decrease in cash and cash equivalents	$(636,148)	$(1,526,705)

Operating Activities
Net cash used in operating activities was $1.2 million in the current period, a decrease of approximately $0.2 million from the same period a year ago. The decrease is primarily due to lower operating expenses during the current period compared to the same period last year, and higher accounts payable and accrued expenses balances in the current period.

Financing Activities
Net cash provided by financing activities for the three months ended March 31, 2025 was $0.5 million, mainly resulting from the Company's sale of common shares under the ATM and ELOC program offset by the repayments on notes payable for D&O insurance. Net cash used by financing activities for the three months ended March 31, 2024 was $(0.2) million, mainly resulting from the Company's repayments on notes payable for D&O insurance.

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

There have been no material changes to our critical accounting policies from those described in "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in our Annual Report on Form 10-K filed with SEC on March 21, 2025.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of March 31, 2025. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2025, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting

During the three months ended March 31, 2025, there was no significant change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

We are not a party to any material legal proceedings on the date of this report. We may from time to time become involved in legal proceedings arising in the ordinary course of business, and the resolution of any such claims could be material.

Item 1A.	Risk Factors

Except as set forth below, there have been no material changes in our risk factors set forth in Part I, “ Item 1A. Risk Factors” in our 2024 Form 10-K. The risk factors disclosed in Part I, “ Item 1A. Risk Factors” in our 2024 Form 10-K as supplemented by the risk factors below could materially adversely affect our business, financial condition, or results of operations. This Quarterly Report on Form 10-Q also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including these risks. Additional risks not currently known or currently material to us may also harm our business.

If a Qualified Financing and the Merger are not completed in the next few months, Salarius will not be able to otherwise source adequate liquidity to fund its operations, meet its obligations, and continue as a going concern. Salarius’ board of directors will likely decide to pursue a dissolution and liquidation of Salarius. In such an event, there can be no assurances as to the amount or timing of available cash left, if any, to distribute to its stockholders after paying its debts and other obligations and setting aside funds for reserves.

While Salarius has entered into the Merger Agreement with Decoy, the Merger Closing may be further delayed or may not occur at all and there can be no assurance that the Merger will deliver the anticipated benefits Salarius expects or enhance stockholder value. If the Merger is not completed and the Merger Agreement is terminated under certain circumstances, Salarius may be required to pay Decoy a termination fee of $300,000. Even if a termination fee is not payable in connection with a termination of the Merger Agreement, Salarius will have incurred significant fees and expenses, which must be paid whether or not the Merger is completed.

Salarius does not currently have adequate financial resources to fund its forecasted operating costs for at least twelve months from the filing of this prospectus. As of March 31, 2025, Salarius’ cash and cash equivalents totaled approximately $1.8 million, which were held in bank deposit accounts and a money market account. As of As a result, Salarius believes its existing cash resources are sufficient to meet its anticipated needs into the later part of the second quarter of 2025. If for any reason the Merger does not close in the next few months, Salarius would need to raise additional capital to continue to fund the further development of its product candidates and its operations thereafter. Salarius has based its cash sufficiency estimates on its current business plan and its assumptions may prove to be wrong. Salarius could utilize its available capital resources sooner than it currently expects, and it could need additional funding sooner than currently anticipated. Additionally, the process of advancing early stage product candidates and testing product candidates in clinical trials is costly, and the timing of progress in these clinical trials is uncertain. Even if Salarius raises sufficient funds and decides to continue the development of its product candidates, its ability to successfully transition to profitability will be dependent upon achieving a level of product sales adequate to support its cost structure. Salarius cannot assure you that it will ever be profitable or generate positive cash flow from operating activities.

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

Salarius’ common stock is subject to delisting from Nasdaq, which would seriously harm the liquidity of Salarius’ common stock and its ability to raise capital or complete a strategic transaction.

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

On April 23, 2025, Salarius received written notice (the “Notice”) from The Nasdaq Stock Market LLC (“Nasdaq”) notifying the Company that it is not in compliance with Nasdaq listing rule 5550(a)(2) because the closing bid price of the Company’s common stock for the last 30 consecutive business days was lower than the minimum bid price requirement of $1.00 per share (the “Minimum Bid Price Requirement”). Normally, a company would be afforded a 180-calendar day period to demonstrate compliance with the Minimum Bid Price Requirement. However, pursuant to Nasdaq listing rule 5810(c)(3)(A)(iv), the Company is not eligible for any compliance period specified in Nasdaq listing rule 5810(c)(3)(A) because the Company has effected a reverse stock split during the prior one-year period.

In addition, as previously disclosed, on March 26, 2025, the Company received a letter from Nasdaq notifying the Company that, based on the financial statements contained in its Annual Report on Form 10-K for the year ended December 31, 2024, the Company no longer complied with the requirement under Nasdaq Listing Rule 5550(b)(1) to maintain a minimum of $2.5 million in stockholders’ equity for continued listing on The Nasdaq Capital Market (the “Equity Standard”). The letter indicated that the Company had until May 12, 2025 to either regain compliance with the Equity Standard or submit a plan to Nasdaq to regain compliance with the Equity Standard (a “Compliance Plan”). However, pursuant to Nasdaq listing rule 5810(d)(2), the Company’s failure to comply with the Minimum Bid Price Requirement serves as a separate and additional reason for delisting and, as such, the Notice indicates that Nasdaq will not entertain a Compliance Plan, and the Company should also address the Company’s noncompliance with the Equity Standard before a Hearings Panel if the Company appeals Nasdaq’s determination.

Accordingly, unless the Company requested an appeal of the delisting determination by April 30, 2025, Nasdaq had determined that the Company’s securities would have been scheduled for delisting from The Nasdaq Capital Market and suspended at the opening of business on May 2, 2025. In addition, a Form 25-NSE would have been filed with the Securities and Exchange Commission (the “SEC”), which would have removed the Company’s securities from listing and registration on The Nasdaq Stock Market.

The Company appealed the delisting determination on or before April 30, 2025 by requesting an appeal with a Nasdaq Hearings Panel (the “Hearings Panel”). The request for an appeal stayed the suspension of the Company’s securities and the filing of the Form 25-NSE pending the Hearings Panel’s decision. The Company intends to present its plans to regain compliance with the Minimum Bid Price Requirement and the Equity Standard in connection with the Company’s planned merger transaction with Decoy Therapeutics Inc. However, there are no assurances a favorable decision from the Hearing Panel will be obtained or that the Company’s securities will remain listed on The Nasdaq Capital Market.

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

In addition, if Salarius ceases to be eligible to trade on Nasdaq, Salarius may have to pursue trading on a less recognized or accepted market, such as the over the counter markets, Salarius’ stock may be traded as a “penny stock” which would make transactions in Salarius stock more difficult and cumbersome, and Salarius may be unable to access capital on favorable terms or at all, as companies trading on alternative markets may be viewed as less attractive investments with higher associated risks, such that existing or prospective institutional investors may be less interested in, or prohibited from, investing in our common stock. This may also cause the market price of Salarius’ common stock to further decline.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

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

Other than as described above or as previously disclosed on our Current Reports on Form 8-K or Quarterly Reports on Form 10-Q filed with the SEC, we did not issue any unregistered equity securities during the three months ended March 31, 2025.

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
3.6
Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Salarius Pharmaceuticals, Inc., effective June 14, 2024, incorporated by reference to Exhibit 3.1 of the Form 8-K filed on June 14, 2024

3.7
Form of Certificate of Designation of Series A Non-Voting Convertible Preferred Stock (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 13, 2025)

10.1	Form of Salarius Support Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 13, 2025).
10.2	Form of Decoy Support Agreement (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 13, 2025).
10.3	Form of Lock-Up Agreement (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 13, 2025).
10.4
Warrant Cancellation Agreement, dated as of January 10, 2025, by and among the Registrant and an Investor (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 13, 2025).

10.5+
Amendment 1 to Consulting Agreement, effective February 20, 2024, by and between the Registrant and David J. Arthur (incorporated by reference to Exhibit 10.25 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024 filed with the SEC on March 21, 2025).

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
101.0
The following materials from Salarius Pharmaceuticals, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, formatted in XBRL (eXtensible Business Reporting Language):(i) Unaudited Condensed Consolidated Balance Sheets, (ii) Unaudited Condensed Consolidated Statements of Operations (iii) Unaudited Condensed Consolidated Statements of Stockholders' Equity (Deficit), (iv) Unaudited Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Unaudited Consolidated Financial Statements.

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

SALARIUS PHARMACEUTICALS, INC.

		By:	/s/ David J. Arthur
David J. Arthur President and Chief Executive Officer (Principal Executive Officer)

		By:	/s/ Mark J. Rosenblum
Mark J. Rosenblum Chief Financial Officer and Executive Vice President of Finance (Principal Financial Officer and Principal Accounting Officer)

Date:	May 14, 2025