Form 10-Q
period 2025-06-30
Salarius Pharmaceuticals, Inc.
filed 2025-08-12
CIK 1615219

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
OR
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

As of August 11, 2025, there were 7,645,594 shares of common stock outstanding.

SALARIUS PHARMACEUTICALS, INC.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
Various statements made in this Quarterly Report on Form 10-Q are forward-looking and involve risks and uncertainties. All statements that address activities, events or developments that we intend, expect or believe may occur in the future are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements give our current expectations or forecasts of future events and are not statements of historical or current facts. These statements include, among others, statements about:
•our ability to continue as a going concern and support our operations beyond the second quarter of 2026;
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

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

SALARIUS PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2025	December 31, 2024
	(Unaudited)	(Audited)
Assets
Current assets:
Cash and cash equivalents	$794,886	$2,434,528
Prepaid expenses and other current assets	564,692	553,034
Total current assets	1,359,578	2,987,562
Other assets	33,200	35,412
Total assets	$1,392,778	$3,022,974
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$1,481,949	$936,994
Accrued expenses and other current liabilities	740,553	352,419
Notes payable	—	221,866
Total liabilities	2,222,502	1,511,279

Commitments and contingencies (Note 4)

Stockholders' equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; 0 issued and outstanding	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized; 2,127,286 and 1,441,157 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	213	144
Additional paid-in capital	83,761,039	83,435,169
Accumulated deficit	(84,590,976)	(81,923,618)
Total stockholders' equity (deficit)	(829,724)	1,511,695
Total liabilities and stock holders'equity (deficit)	$1,392,778	$3,022,974

See accompanying notes to condensed consolidated financial statements.

SALARIUS PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Operating expenses:
Research and development	$116,383	$214,447	$191,915	$457,449
General and administrative	849,182	1,253,070	2,492,345	2,781,683
Total operating expenses	965,565	1,467,517	2,684,260	3,239,132
Loss before other income (expense)	(965,565)	(1,467,517)	(2,684,260)	(3,239,132)
Interest income, net	7,740	43,084	16,902	99,409
Loss from continuing operations	(957,825)	(1,424,433)	(2,667,358)	(3,139,723)
Net loss	$(957,825)	$(1,424,433)	$(2,667,358)	$(3,139,723)

Loss per common share — basic and diluted	$(0.45)	$(2.37)	$(1.41)	$(5.62)
Weighted-average number of common shares outstanding — basic and diluted	2,122,872	600,417	1,892,399	558,518

See accompanying notes to condensed consolidated financial statements.

SALARIUS PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30
	2025	2024
Operating activities
Net loss	$(2,667,358)	$(3,139,723)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,212	2,213
Equity-based compensation expense	56,689	162,676
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(11,659)	403,401
Accounts payable	337,971	16,613
Accrued expenses and other current liabilities	238,134	128,673
Net cash used in operating activities	(2,044,011)	(2,426,147)

Financing activities
Proceeds from issuance of equity securities, net	626,235	88,703
Payments on note payable	(221,866)	(289,643)
Net cash provided by (used in) provided by financing activities	404,369	(200,940)

Net decrease in cash and cash equivalents	(1,639,642)	(2,627,087)
Cash and cash equivalents at beginning of period	2,434,528	5,899,910
Cash and cash equivalents at end of period	$794,886	$3,272,823

Supplemental disclosure of cash flow information:
Non-cash investing and financing activities:
Cash paid for interest	$5,800	$4,816
Accrued issuance costs for issuance of equity securities	356,984	23,585

See accompanying notes to condensed consolidated financial statements.

SALARIUS PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
(Unaudited)

	Common Stock (1)		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity (Deficit)
	Shares	Amount
Balance at December 31, 2023	492,304	$49	$81,635,074	$(76,347,841)	$5,287,282
Issuance of equity securities, net	47,000	5	33	—	38
Equity-based compensation expense	—	—	77,508	—	77,508
Net loss	—	—	—	(1,715,290)	(1,715,290)
Balance at March 31, 2024	539,304	$54	$81,712,615	$(78,063,131)	$3,649,538
Issuance of equity securities and other, net	101,873	10	65,070	—	65,080
Equity-based compensation expense	—	—	85,168	—	85,168
Net loss	—	—	—	(1,424,433)	(1,424,433)
Balance at June 30, 2024	641,177	$64	$81,862,853	$(79,487,564)	$2,375,353

Balance at December 31, 2024	1,441,157	$144	$83,435,169	$(81,923,618)	$1,511,695
Issuance of equity securities, net	640,682	64	226,106	—	226,170
Equity-based compensation expense	—	—	33,534	—	33,534
Net loss	—	—	—	(1,709,533)	(1,709,533)
Balance at March 31, 2025	2,081,839	$208	$83,694,809	$(83,633,151)	$61,866
Issuance of equity securities, net	45,447	5	43,075	—	43,080
Equity-based compensation expense	—	—	23,155	—	23,155
Net loss	—	—	—	(957,825)	(957,825)
Balance at June 30, 2025	2,127,286	$213	$83,761,039	$(84,590,976)	$(829,724)

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
Unaudited Interim Financial Information
The accompanying interim financial statements are unaudited. These unaudited interim financial statements have been prepared in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. These unaudited interim financial statements should be read in conjunction with the audited financial statements and accompanying notes for the year ended December 31, 2024 included elsewhere in the Company's Annual Report on Form 10-K filed with the SEC on March 21, 2025. In the opinion of management, the unaudited interim financial statements reflect all the adjustments (consisting of normal recurring adjustments) necessary to state fairly the Company’s financial position as of June 30, 2025 and the results of operations for the three and six months ended June 30, 2025 and 2024. The interim results of operations are not necessarily indicative of the results that may occur for the full fiscal year. The December 31, 2024 balance sheet included herein was derived from the audited financial statements, but does not include all disclosures, including notes, required by GAAP for complete financial statements.

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

The number of anti-dilutive shares, consisting of common shares underlying (i) common stock options, (ii) stock purchase warrants, (iii) rights entitling holders to receive warrants to purchase the Company's common shares, and (iv) restricted stock units which have been excluded from the computation of diluted loss per share, was approximately 118,280 and 1,282,535 shares as of June 30, 2025 and 2024, respectively.

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

The Company accounts for uncertain tax positions in accordance with the provisions of ASC 740. When uncertain tax positions exist, the Company recognizes the tax benefit of tax positions to the extent that the benefit will more likely than not be realized. The determination as to whether the tax benefit will more likely than not be realized is based upon the technical merits of the tax position as well as consideration of the available facts and circumstances. As of June 30, 2025 and December 31, 2024, the Company did not have any significant uncertain tax positions and no interest or penalties have been charged. The Company's practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company is subject to routine audits by taxing jurisdictions.

NOTE 3. PREPAID EXPENSES AND OTHER CURRENT ASSETS
Prepaid expenses and other current assets at June 30, 2025 and December 31, 2024 consisted of the following:

	June 30, 2025	December 31, 2024
Insurance	$28,310	$287,785
Deferred offering cost	509,931	221,580
Other prepaid and current assets	26,451	43,669
Total prepaid expenses and other current assets	$564,692	$553,034
Insurance is mainly comprised of prepaid directors' and officers' insurance. In July 2024, the Company financed its directors and officers' insurance premium with a short term note, the principal amount of which is approximately $0.4 million bearing interest at a rate of 9.74%. The note payable balance, which was included within Current Liabilities on the Condensed Consolidated Balance Sheet was $0 million and $0.2 million at June 30, 2025 and December 31, 2024, respectively.
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

NOTE 6. STOCKHOLDERS' EQUITY
Common Stock Issuances
On February 5, 2021, the Company entered into an At the Market Offering Agreement ("ATM") with Ladenburg Thalmann & Co. Inc. Under this agreement the Company is able to issue and sell, from time to time, shares of its common stock. During the six months ended June 30, 2025 and 2024, the Company sold 399,291 and 44,219 shares of common stock in an "at the market offering" with gross proceeds of $0.4 and 0.1 million, respectively.
On December 12, 2024, the Company entered into a securities purchase agreement (the “ELOC Agreement”) with C/M Capital Master Fund, LP (the “Purchaser”), pursuant to which the Company, subject to the restrictions and satisfaction of the conditions in the ELOC Agreement, has the right, but not the obligation, to sell to the Purchaser, and the Purchaser is obligated to purchase, up to the lesser of (i) $10 million of newly issued shares (the “Purchase Shares”) of the Company’s common stock, $0.0001 par value per share (the “Common Stock”) and (ii) a specified cap dictated by the rules of the Nasdaq Stock Market. As consideration for the Purchaser’s execution and delivery of the ELOC Agreement, the Company has agreed to issue to the Purchaser, simultaneously with the delivery of any and all Purchase Shares purchased under the ELOC Agreement, a number of shares of Common Stock equal to one percent (1%) of the number of Purchase Shares actually sold in each sale under the ELOC Agreement (the “Commitment Shares” and, together with the Purchase Shares, the “Securities”).The Company issued 286,772 shares of common stock with proceeds of $0.7 million during the six-months ended June 30, 2025 pursuant to the ELOC Agreement. Please see also Note 9 for ELOC sales during July, 2025.
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
The Company's Series A-1 Warrants are exercisable for a period of five and one-half (5.5) years from the issuance date at an exercise price of $11.20 per share, expiring on November 16, 2028. Series A-2 Warrants expired on November 18, 2024. Each Pre-Funded Warrant was sold in lieu of shares of Common Stock, is exercisable immediately upon issuance, has an exercise price of $0.0008 per share and expires when exercised in full. On January 10, 2025, the Company entered into a Warrant Cancellation Agreement. Pursuant to the agreement, a Series A-1 Common Stock Purchase Warrant exercisable for 454,546 shares of the Company's common stock was canceled in exchange for cash of $0.35 million. As of June 30, 2025, there were zero A-1 and A-2 warrants outstanding.
In connection with the above mentioned Offering, the Company issued warrants to representatives to purchase up to 31,818 shares of common stock at an exercise price per share of $16.50 and a term of five and one-half (5.5) years.
As of June 30, 2025 and 2024, approximately 86,661 and 1,250,850 warrants remain outstanding, respectively.
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
NOTE 7. EQUITY-BASED COMPENSATION
Equity Incentive Plans
The Company has granted options to employees, directors, and consultants under the 2015 Equity Incentive Plan (the "2015 Plan"). The 2015 Plan provides for the grant of incentive stock options ("ISOs"), non-statutory stock options, restricted stock awards, restricted stock units, stock appreciation rights, performance-based stock awards and other stock-based awards. Additionally, the 2015 Plan provides for the grant of performance-based cash awards. ISOs may be granted only to the Company's employees. All other awards may be granted to the Company's employees, including officers, and to non-employee directors and consultants. The 2015 Plan expired in accordance with its terms in January 2025 and there are no shares remaining available for the grant of future awards under the 2015 Plan.
During the six-month periods ended June 30, 2025 and 2024, the Company awarded 0 and 21,125 stock options, respectively, to its employees and directors, pursuant to the plan described above. Stock options generally vest over one to four years and have a contractual term of ten years. Stock options are valued using the Black-Scholes option pricing model and compensation cost is recognized based on the resulting value over the service period. Expected volatilities utilized in the model are based on implied volatilities from traded stocks of peer companies. Similarly, the dividend yield is based on historical experience and the estimate of future dividend yields. The risk-free interest rate is derived from the U.S. Treasury yield curve in effect at the time of grant. The expected term of the options is based on the average period the stock options are expected to remain outstanding. The fair value of the option grants awarded during the six-months ended June 30, 2024 was $0.1 million, which has been estimated with the following assumptions on the grant date.

Six Months Ended June 30
2024
Risk-free interest rate	4.25%-4.61%
Volatility	106.07% -123.31%
Expected life (years)	5.00-6.00
Expected dividend yield	0%

The following table summarizes stock option activity for employees and non-employees for the six months ended June 30, 2025 and 2024:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)
Outstanding at December 31, 2023	11,164	$190.24	7.26
Granted	21,125	$3.02
Exercised	—
Forfeited	735
Expired	—
Outstanding at June 30, 2024	31,554	$66.75	8.71
Exercisable at June 30, 2024	8,692	$209.91	6.64

Outstanding at December 31, 2024	31,554	$66.75	7.26
Granted	—	$—
Exercised	—
Forfeited	—
Expired	—
Outstanding at June 30, 2025	31,554	$66.75	7.71
Exercisable at June 30, 2025	28,896	$70.78	7.66

As of June 30, 2025 and 2024, there was approximately $0.1 million and $0.2 million, respectively, of total unrecognized compensation cost related to unvested stock options. Total unrecognized compensation cost will be adjusted for future changes in employee and non-employee forfeitures, if any. The Company expects to recognize that cost over a remaining weighted-average period of 0.35 years.

NOTE 8. SEGMENT REPORTING

The Company has been concentrated on developing treatments for cancers caused by dysregulated gene expression. The current pipeline consists of two small molecule drugs: (1) SP-3164, a targeted protein degrader, and (2) seclidemstat (“SP-2577”), a targeted protein inhibitor. The Company does not have any revenue generating products.

For the six months ended June 30, 2025 and 2024, the Company identified one operating and reportable segment relating to its operations. The Company defines its operating segment based on internally reported financial information that is regularly reviewed by the Chief Operating Decision Maker (the "CODM"), its Chief Executive Officer. The CODM reviews the segment’s loss based on net loss reported on the consolidated statement of operations.

The Company’s CODM views specific categories within research and development expenses and general and administrative expenses as significant given the direct correlation between cash burn as a pre-revenue company. The table below is a summary of the segment loss, including significant segment expenses:

	Three-Months Ended June 30		Six-Months Ended June 30
	2025	2024	2025	2024

Expenses:
Research and development:

SP-3164	8,406	125,974	29,443	212,860
SP-2577	107,977	88,473	162,472	244,589
General and administrative:

Professional services and Consulting	515,414	764,432	1,749,109	1,332,897
Personnel cost	180,933	247,539	432,041	1,088,980
Facility cost	152,835	241,099	311,195	359,806
Loss from operations	965,565	1,467,517	2,684,260	3,239,132
Interest income, net	7,740	43,085	16,902	99,409
Net loss	$957,825	$1,424,432	$2,667,358	$3,139,723
NOTE 9. SUBSEQUENT EVENT
Securities Sales ELOC Agreement
The Company issued 5,518,308 shares of common stock with proceeds of $3.8 million during the period subsequent to June 30, 2025 according to the Purchase Agreement entered into on December 12, 2024 with C/M Capital Master Fund, LP.
Nasdaq Delisting Notice
On April 23, 2025, Salarius received written notice (the “Notice”) from Nasdaq notifying Salarius that it is not in compliance with Nasdaq listing rule 5550(a)(2) because the closing bid price of Salarius’ common stock for the last 30 consecutive business days was lower than the minimum bid price requirement of $1.00 per share (the “Minimum Bid Price Requirement”). Normally, a company would be afforded a 180-calendar day period to demonstrate compliance with the Minimum Bid Price Requirement. However, pursuant to Nasdaq listing rule 5810(c)(3)(A)(iv), Salarius is not eligible for any compliance period specified in Nasdaq listing rule 5810(c)(3)(A) because Salarius has effected a reverse stock split during the prior one-year period.
In addition, as previously disclosed, on March 26, 2025, Salarius received a letter from Nasdaq notifying Salarius that, based on the financial statements contained in its Annual Report on Form 10-K for the year ended December 31, 2024, Salarius no longer complied with the requirement under Nasdaq Listing Rule 5550(b)(1) to maintain a minimum of $2.5 million in stockholders’ equity for continued listing on The Nasdaq Capital Market (the “Equity Standard”). The letter indicated that Salarius had until May 12, 2025 to either regain compliance with the Equity Standard or submit a plan to Nasdaq to regain compliance with the Equity Standard (a “Compliance Plan”).

However, pursuant to Nasdaq listing rule 5810(d)(2), Salarius’ failure to comply with the Minimum Bid Price Requirement serves as a separate and additional reason for delisting and, as such, the Notice indicates that Nasdaq will not entertain a Compliance Plan, and Salarius should also address Salarius’ noncompliance with the Equity Standard before a Nasdaq Hearings Panel (the “Hearings Panel”) if Salarius appeals Nasdaq’s determination.
Accordingly, unless Salarius requested an appeal of the delisting determination by April 30, 2025, Nasdaq had determined that Salarius’ securities would have been scheduled for delisting from The Nasdaq Capital Market and suspended at the opening of business on May 2, 2025. In addition, a Form 25-NSE would have been filed with the SEC, which would have removed Salarius’ securities from listing and registration on The Nasdaq Stock Market.
Salarius appealed the delisting determination before the April 30, 2025 deadline by requesting an appeal with a Hearings Panel. The request for an appeal stayed the suspension of Salarius’ securities and the filing of the Form 25-NSE pending the Hearings Panel’s decision. The appeal before the Hearings Panel occurred on June 3, 2025. At the appeal before the Hearings Panel, the Company presented its plans to regain compliance with the Minimum Bid Price Requirement, including via the implementation of a reverse stock split (shareholder approval sought at the Special Meeting held on July 8, 2025 (the “Special Meeting”)), and the Equity Standard in connection with the Company’s planned merger transaction with Decoy (as well as future draw-downs from its equity line of credit with C/M Capital Master Fund L.P. following the lifting of the stockholder approval cap of 19.9% under Nasdaq Listing Rule 5635(a) and 5635(d) at the Special Meeting). At the Special Meeting held on July 8, 2025, Salarius’ stockholders approved the reverse stock split proposal and the lifting of the stockholder approval cap.
On July 11, 2025, Salarius received written notification from Nasdaq that the Hearings Panel has granted Salarius an extension to regain compliance with Nasdaq Listing Rules 5550(a)(2) and 5550(b)(1). The extension by the Hearings Panel is contingent on Salarius achieving scheduled milestones and notifying Nasdaq of such achievements. Such milestones consisted of regaining compliance with the Equity Standard by early July 2025 and regaining compliance with the Minimum Bid Price Requirement by early August 2025. On July 28, 2025, Salarius received notification from Nasdaq that the Hearings Panel has granted Salarius an additional extension to regain compliance with the Equity Standard by mid August 2025 and to regain compliance with the Minimum Bid Price Requirement by late August 2025. If Salarius is not successful at satisfying these milestones within the time periods prescribed by the Hearings Panel, Salarius may be delisted. There is no assurance that Salarius will be able to regain compliance with the applicable continued listing requirements by the Hearings Panel’s deadline.
The Hearings Panel reserves the right to reconsider the terms of this granted exception based on any event, condition or circumstance that exists or develops that would, in the opinion of the Hearings Panel, make continued listing of Salarius’ securities on Nasdaq inadvisable or unwarranted. The Hearings Panel’s notification advised Salarius that the Nasdaq Listing and Hearing Review Council may, on its own motion, determine to review any Panel decision within 45 calendar days after issuance of the written decision. If the Listing Council determines to review the Hearings Panel’s decision in Salarius’ matter, it may affirm, modify, reverse, dismiss or remand the decision to the Hearings Panel.

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
We have no products approved for commercial sale and have not generated any revenue from product sales. We have never been profitable and have incurred operating losses in each year since inception. We had an accumulated deficit of $84.6 million as of June 30, 2025. Substantially all of our operating losses resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations. As of June 30, 2025, we had cash and cash equivalents of $0.8 million and stockholders' equity balance of $-0.8 million, however we believe our cash and cash equivalents balance is approximately $3.4 million and stockholders' equity balance is above $2.5 million as of the filing date of this report. During the six month ended June 30, 2025, we sold 399,291 shares of our common stock in an ATM offering with gross proceeds of $0.4 million and 286,772 shares with gross proceeds of $0.7 million under the ELOC agreement, respectively.
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
The lack of revenue from product sales to date and recurring losses from operations since our inception raise substantial doubt as to our ability to continue as a going concern. We will continue to require substantial additional capital to continue our operations and any clinical development activities that we determine to advance and will need such additional capital within the next several months to continue to fund our operations beyond the second quarter of 2026. The amount and timing of our future funding requirements will depend on many factors, including the result of strategic alternatives process, our ability to raise additional capital on commercially reasonable terms, the pace and results of clinical development activities, and market conditions. Failure to raise capital as and when needed, on favorable terms or at all, would have a material negative impact on our financial condition and our ability to continue our operations.
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
In July 2025, Salarius issued and sold 5,463,671 shares (the “Purchase Shares”) of its common stock to the Purchaser pursuant to the ELOC Agreement at a weighted average exercise price of $0.66 for an aggregate purchase price of $3.5 million. These issuances and sales were made following written notice delivered by Salarius to Investor, directing Investor to purchase the Purchase Shares. Salarius also issued 54,637 shares of its common stock to the Purchaser as commitment shares pursuant to the terms of the ELOC Agreement.
July 8, 2025 Special Meeting
Salarius’s special meeting of stockholders held on July 8, 2025, Salarius’ stockholders approved a proposal to remove the Exchange Cap under the ELOC Agreement so that Salarius can issue additional shares of common stock pursuant to the ELOC Agreement up to the maximum of $10 million of newly issued shares. To the extent that Salarius sells shares of its common stock pursuant to the ELOC Agreement or any similar program in the future.
Salarius stockholders also approved an amendment to the Company’s Certificate of Incorporation, as amended, to effect a reverse stock split of the Company's Common Stock at a ratio in the range of 1:4 to 1:40, as determined by the Company’s Board of Directors (the “Board”), and with such reverse stock split to be effected at such time and date, if at all, as determined by the Board in its sole discretion.
Entry into Merger Agreement with Decoy Therapeutics, Inc. (“Decoy”)
On August 8, 2023, Salarius announced that it retained Canaccord Genuity, LLC to lead a comprehensive review of strategic alternatives focusing on maximizing stockholder value, including but not limited to, an acquisition, merger, reverse merger, divestiture of assets, licensing, or other strategic transactions involving the company. On January 10, 2025, Salarius entered into an Agreement and Plan of Merger (as amended the “Merger Agreement”) with Decoy Therapeutics MergerSub I, Inc., a Delaware corporation and a wholly owned subsidiary of Salarius (“First Merger Sub”), Decoy Therapeutics MergerSub II, LLC, a Delaware limited liability company and wholly owned subsidiary of Salarius (“Second Merger Sub”), and Decoy. The Decoy transaction is structured as a two-step transaction. In step one of the transaction, Salarius will combine with Decoy (the “Merger”) by causing First Merger Sub to be merged with and into Decoy, with Decoy surviving the merger as a wholly owned subsidiary of Salarius (the “First Merger”). Immediately following the First Merger, Decoy will merge with and into Second Merger Sub, with Second Merger Sub being the surviving entity and continuing under the name “Decoy Therapeutics, LLC” as a wholly owned subsidiary of Salarius. The closing of the Merger contemplated by step one of the transaction (the “Closing”) is conditioned upon, among other things, minimum proceeds from offerings of at least $6.0 million (collectively, the “Qualified Financing”) and the continued listing of Salarius’ common stock (“common stock”) on Nasdaq (as the term is defined below). For the avoidance of doubt, while the Merger Closing contemplated by step one of the transaction is conditioned on Salarius’ continued listed on Nasdaq, neither the Qualified Financing nor the Merger Closing is contingent on Nasdaq’s approval of an initial listing application, which is expected to be filed following the consummation of the Qualified Financing and the Merger Closing in connection with step two of the transaction.

In step two of the Decoy transaction, Salarius has agreed to call a special stockholder meeting to approve, among other things, the conversion of the Preferred Stock to be issued at Merger Closing into shares of Salarius common stock (the “Conversion Proposal”). The Preferred Stock issued at the Merger Closing will not convert into Salarius common stock until Salarius obtains stockholder approval to approve the Conversion Proposal. Nasdaq has informed Salarius that the Decoy transaction constitutes a business combination that will result in a “Change of Control” pursuant to Listing Rule 5110(a) in connection with step two of the transaction and that the post-transaction entity will be required to satisfy all of Nasdaq’s initial listing criteria and to complete Nasdaq’s initial listing process prior to Salarius’ stockholder meeting to seek approval for the Conversion Proposal. Salarius therefore intends to commence the initial listing process following the consummation of the Qualified Financing and the Merger Closing at such time that the post-transaction entity is expected to satisfy all of the applicable Nasdaq initial listing criteria. The Preferred Stock issued at the Merger Closing in connection with step one of the Decoy transaction will not be convertible into Salarius common stock until Nasdaq’s approval of the initial listing application and stockholder approval of the Conversion Proposal. Salarius intends to register the issuance of the shares of Salarius common stock underlying the Preferred Stock within 60 days of the Merger Closing.
The original Merger Agreement provided that the number of shares of Salarius common stock and the number of shares of Salarius common stock underlying the Series A Preferred Stock to be issued at Merger Closing was based on an exchange ratio which assumed a base value of $28.0 million for Decoy and $4.6 million for Salarius. In the original Merger Agreement, this ratio was subject to adjustment based on the balance sheet cash available to each of Salarius and Decoy at Merger Closing (excluding any proceeds raised in any Qualified Financing).
On March 28, 2025, Salarius, First Merger Sub, Second Merger Sub and Decoy entered into Amendment No. 1 to the Merger Agreement (“Amendment No.1”), pursuant to which the parties agreed to eliminate the adjustment based on the relative balance sheet cash available to Salarius and Decoy at Closing. Accordingly, under Amendment No. 1, the relative ownership percentages of the combined company was effectively fixed, with Salarius’ legacy stockholders retaining 14.1% and Decoy’s legacy stockholders retaining 85.9% of the combined company following the completion of the Merger, in each case calculated on a fully-diluted basis, and before taking into account the dilutive effects of the Qualified Financing and any issuance of securities pursuant to such Qualified Financing after January 10, 2025, the date of entry into the original Merger Agreement.
On June 10, 2025, Salarius, First Merger Sub, Second Merger Sub and Decoy entered into Amendment No. 2 to the Merger Agreement (“Amendment No. 2”) to address significant changes in market conditions and secure necessary consents from Decoy noteholders for the completion of the transaction.
Since the execution of the original Merger Agreement in January 2025 and following the execution of Amendment No. 1, Salarius’ common stock price has experienced substantial deterioration, materially affecting the relative valuations underlying the exchange ratio. As a result, the parties have agreed to reduce Salarius’ relative valuation from $4.6 million at the time of the original Merger Agreement to $2.31 million. This reduction results in a change in the exchange ratio such that the number of shares of common stock underlying Salarius’ Preferred Stock to be issued to Decoy stockholders at Merger Closing will be increased by approximately 17 million shares. Accordingly, under Amendment No. 2, the relative ownership percentages of the combined company will result in Salarius’ legacy stockholders retaining 7.6% and Decoy’s legacy stockholders retaining 92.4% of the combined company following the completion of the Merger, in each case calculated on a fully-diluted basis, and before taking into account the dilutive effects of the Qualified Financing and any issuance of securities pursuant to such Qualified Financing after June 10, 2025, the date of Amendment No. 2.
In addition, Amendment No. 2 revised the form of Certificate of Designation (as defined further below) for Preferred Stock that will be filed upon Merger Closing to include post-closing anti-dilution price protection for holders of Preferred Stock whereby if, following completion of the Qualified Financing and the Merger, Salarius conducts any subsequent dilutive financing of at least $2 million at a weighted average effective price per share below the offering price offered to the public in the Qualified Financing, the conversion ratio will be reset to provide additional shares to Preferred Stockholders in an amount proportional to the dilution caused by such offering, with such protection applying for one year from issuance. The revised Certificate of Designation also provides that the Preferred Stock will not be convertible until the combined company meets the relevant initial listing standards of Nasdaq and contains a provision designed to prevent Preferred Stockholders from engaging in short sales of Salarius’ common stock. As provided in the original Certificate of Designation, the Preferred Stock will also not convert until Salarius obtains stockholder approval pursuant to Nasdaq listing rule 5635. Salarius intends to register the issuance of the shares of Salarius common stock underlying the Preferred Stock within 60 days of the Merger Closing.

On July 18, 2025, Salarius, First Merger Sub, Second Merger Sub and Decoy entered into Amendment No. 3 to the Merger Agreement (“Amendment No. 3”) to allow certain holders of Decoy’s non-convertible promissory notes (the “Decoy Promissory Notes”) to exchange such debt for shares of Salarius' newly created Series B Non-Voting Convertible Preferred Stock (“Series B Preferred Stock”) pursuant to note exchange agreements between the holders of Decoy Promissory Notes and Decoy (the “Note Exchange Agreements”). The number of shares underlying the Series B Preferred Stock will be calculated by dividing the principal and interest owed on the exchanged Decoy Promissory Notes by the per share offering price in the Qualified Financing, with the shares underlying the Series A Preferred Stock being reduced on a one-for-one basis by the number of shares underlying the Series B Preferred Stock, such that the relative percentage ownerships (pre-Qualified Financing) remain unchanged. The Series B Preferred Stock is identical in all material respects to the Series A Preferred Stock, including a conversion ratio of 1,000 shares of common stock per preferred share, and subject to similar adjustment and conversion restrictions, except for certain redemption and conversion provisions that include: (i) mandatory redemption requiring fifty percent (50%) of net proceeds from Salarius’ at-the-market equity program and equity line of credit to be used for redemption of the Series B Preferred Stock until fully redeemed, (ii) optional redemption allowing Salarius to redeem all or any portion of the outstanding Series B Preferred Stock at any time following the Merger Closing, and (iii) optional conversion at the discretion of the holders upon stockholder approval of the conversion of the Series B Preferred Stock and the Company’s achievement of the Nasdaq initial listing standards for a period of one year following such approvals, at which time remaining shares of Series B Preferred Stock shall automatically convert into Company common stock at the conversion ratio. Amendment No. 3 also requires the Company to effectuate the transactions contemplated by the Note Exchange Agreements, with the closing of such agreements to occur at the Merger Closing.
On July 29, 2025, Salarius, First Merger Sub, Second Merger Sub and Decoy entered into Amendment No. 4 to the Merger Agreement (“Amendment No. 4) to modify the conversion terms of the Company’s form of Certificate of Designations of Series A Non-Voting Convertible Preferred Stock and Series B Non-Voting Convertible Preferred Stock to further incentivize the consent and conversion by the holders of certain convertible and non-convertible notes of Decoy. Specifically, the Fourth Amendment modifies the Certificate of Designations for each series of Preferred Stock to (i) remove the $2 million threshold requirement for triggering a “subsequent financing” under Section 7(e) that results in a proportional adjustment to the conversion ratio, (ii) change the conversion price adjustment calculation from a weighted average pricing mechanism to the actual per share offering price in any subsequent financing, and (iii) eliminate the one-year limitation on adjustments to the conversion ratio such that the adjustment will apply until such time as the Company’s stockholders approve the conversion of the Preferred Stock and the Company meets applicable Nasdaq initial listing standards. Except as modified by Amendment No. 4, the terms of the original Merger Agreement and Amendment Nos. 1, 2 and 3 remain in full force and effect.
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
Nasdaq Delisting Notice
On April 23, 2025, Salarius received written notice (the “Notice”) from Nasdaq notifying Salarius that it is not in compliance with Nasdaq listing rule 5550(a)(2) because the closing bid price of Salarius’ common stock for the last 30 consecutive business days was lower than the minimum bid price requirement of $1.00 per share (the “Minimum Bid Price Requirement”). Normally, a company would be afforded a 180-calendar day period to demonstrate compliance with the Minimum Bid Price Requirement. However, pursuant to Nasdaq listing rule 5810(c)(3)(A)(iv), Salarius is not eligible for any compliance period specified in Nasdaq listing rule 5810(c)(3)(A) because Salarius has effected a reverse stock split during the prior one-year period.
In addition, as previously disclosed, on March 26, 2025, Salarius received a letter from Nasdaq notifying Salarius that, based on the financial statements contained in its Annual Report on Form 10-K for the year ended December 31, 2024, Salarius no longer complied with the requirement under Nasdaq Listing Rule 5550(b)(1) to maintain a minimum of $2.5 million in stockholders’ equity for continued listing on The Nasdaq Capital Market (the “Equity Standard”). The letter indicated that Salarius had until May 12, 2025 to either regain compliance with the Equity

Standard or submit a plan to Nasdaq to regain compliance with the Equity Standard (a “Compliance Plan”). However, pursuant to Nasdaq listing rule 5810(d)(2), Salarius’ failure to comply with the Minimum Bid Price Requirement serves as a separate and additional reason for delisting and, as such, the Notice indicates that Nasdaq will not entertain a Compliance Plan, and Salarius should also address Salarius’ noncompliance with the Equity Standard before a Nasdaq Hearings Panel (the “Hearings Panel”) if Salarius appeals Nasdaq’s determination.
Accordingly, unless Salarius requested an appeal of the delisting determination by April 30, 2025, Nasdaq had determined that Salarius’ securities would have been scheduled for delisting from The Nasdaq Capital Market and suspended at the opening of business on May 2, 2025. In addition, a Form 25-NSE would have been filed with the SEC, which would have removed Salarius’ securities from listing and registration on The Nasdaq Stock Market.
Salarius appealed the delisting determination before the April 30, 2025 deadline by requesting an appeal with a Hearings Panel. The request for an appeal stayed the suspension of Salarius’ securities and the filing of the Form 25-NSE pending the Hearings Panel’s decision. The appeal before the Hearings Panel occurred on June 3, 2025. At the appeal before the Hearings Panel, the Company presented its plans to regain compliance with the Minimum Bid Price Requirement, including via the implementation of a reverse stock split (shareholder approval sought at the Special Meeting held on July 8, 2025 (the “Special Meeting”)), and the Equity Standard in connection with the Company’s planned merger transaction with Decoy (as well as future draw-downs from its equity line of credit with C/M Capital Master Fund L.P. following the lifting of the stockholder approval cap of 19.9% under Nasdaq Listing Rule 5635(a) and 5635(d) at the Special Meeting). At the Special Meeting held on July 8, 2025, Salarius’ stockholders approved the reverse stock split proposal and the lifting of the stockholder approval cap.
On July 11, 2025, Salarius received written notification from Nasdaq that the Hearings Panel has granted Salarius an extension to regain compliance with Nasdaq Listing Rules 5550(a)(2) and 5550(b)(1). The extension by the Hearings Panel is contingent on Salarius achieving scheduled milestones and notifying Nasdaq of such achievements. Such milestones consisted of regaining compliance with the Equity Standard by early July 2025 and regaining compliance with the Minimum Bid Price Requirement by early August 2025. On July 28, 2025, Salarius received notification from Nasdaq that the Hearings Panel has granted Salarius an additional extension to regain compliance with the Equity Standard by mid August-2025 and to regain compliance with the Minimum Bid Price Requirement by late August 2025. If Salarius is not successful at satisfying these milestones within the time periods prescribed by the Hearings Panel, Salarius may be delisted. There is no assurance that Salarius will be able to regain compliance with the applicable continued listing requirements by the Hearings Panel’s deadline.
The Hearings Panel reserves the right to reconsider the terms of this granted exception based on any event, condition or circumstance that exists or develops that would, in the opinion of the Hearings Panel, make continued listing of Salarius’ securities on Nasdaq inadvisable or unwarranted. The Hearings Panel’s notification advised Salarius that the Nasdaq Listing and Hearing Review Council may, on its own motion, determine to review any Panel decision within 45 calendar days after issuance of the written decision. If the Listing Council determines to review the Hearings Panel’s decision in Salarius’ matter, it may affirm, modify, reverse, dismiss or remand the decision to the Hearings Panel.
Results of Operations
Three months ended June 30, 2025 Compared to the Three months ended June 30, 2024
The following table sets forth the condensed consolidated results of our operations for the three months ended June 30, 2025 compared to June 30, 2024.

	Three months ended June 30,		$ Change
	2025	2024
Research and development expenses	$116,383	$214,447	$(98,064)
General and administrative expenses	849,182	1,253,070	(403,888)
Interest income, net and other	7,740	43,084	(35,344)
Net loss	$957,825	$1,424,433	$(466,608)

Research and Development Expenses
Research and development expenses decreased during the three months ended June 30, 2025 compared to the same period in 2024 primarily related to the cost-savings plan implemented in the third quarter of 2023 which included a significant reduction in operating personnel. Lower research and development expenses will continue in 2025 as we have curtailed our sponsored clinical trials and intend to rely on clinical trial data from the investigator-initiated clinical trial conducted by MD Anderson Cancer Center before assessing next steps in our clinical development plans.

	SP-2577		SP-3164
Research and development costs by candidates and by categories:	Three months ended June 30,
	2025	2024	2025	2024
Outsourced research and development costs	$27,502	$30,527	$—	$17,791
Manufacturing and laboratory costs	80,475	57,946	8,406	108,183
Total research and development costs	$107,977	$88,473	$8,406	$125,974
General and Administrative Expenses
General and administrative expenses were $0.8 million during the three months ended June 30, 2025, compared to $1.3 million for the three months ended June 30, 2024. The decrease is related to lower professional expense, personnel cost, insurance expense, and facility costs.

Six Months Ended June 30, 2025 Compared to Six Months Ended June 30, 2024

The following table sets forth the condensed consolidated results of our operations for the six months ended June 30, 2025 compared to June 30, 2024.

	Six months ended June 30		Change
	2025	2024
Research and development expenses	191,915	457,449	(265,534)
General and administrative expenses	2,492,345	2,781,683	(289,338)
Interest income(expense), net	16,902	99,409	(82,507)
Net loss	$2,667,358	$3,139,723	$(472,365)
Research and Development Expenses
Research and development expenses decreased during the six months ended June 30, 2025 compared to the same period in 2024 primarily related to the cost-savings plan implemented in the third quarter of 2023 which included a significant reduction in operating personnel. Lower research and development expenses will continue in 2025 as we have curtailed our sponsored clinical trials and intend to rely on clinical trial data from the investigator-initiated clinical trial conducted by MD Anderson Cancer Center before assessing next steps in our clinical development plans.

	Six months ended June 30
	2025	2024	2025	2024
Outsourced research and development costs	72,287	171,373	—	54,328
Manufacturing and laboratory costs	90,185	73,216	29,443	158,532
Total research and development costs	$162,472	$244,589	$29,443	$212,860
General and Administrative Expenses
General and administrative expenses were $2.5 million during the six months ended June 30, 2025, compared to $2.8 million for the six months ended June 30, 2024. The decrease is related to cost savings plan activities put in place in the third quarter of 2023 including lower personnel cost, lower insurance and facility expenses, which were partially offset by contracture separation costs of $0.5 million incurred and paid during the six month period ended June 30, 2024 in connection with our President and Chief Executive Officer ending his full-time employment and transitioning to a part-time consultant role, effective February 20, 2024 and higher professional expense related to the merger. There were no separation costs during the same period in 2025.

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
We have no products approved for commercial sale and have not generated any revenue from product sales. We have never been profitable and have incurred operating losses in each year since inception. We had an accumulated deficit of $84.6 million as of June 30, 2025. Substantially all of our operating losses resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations.
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
As of June 30, 2025, cash and cash equivalents totaled $0.8 million, which were held in bank deposit accounts and a money market account. Working capital totaled $-0.9 million as of June 30, 2025. Our cash and cash equivalents balance decreased during the six months ended June 30, 2025, primarily due to cash used in operating activities offsetting buy the cash received from financing activities.

In July 2025, we sold 5,518,308 shares of common stock with proceeds of $3.8 million during the period subsequent to June 30, 2025 according to the Purchase Agreement entered into on December 12, 2024 with C/M Capital Master Fund, LP. We have approximately 3.4 million in cash and cash equivalents as of the date of this report and we believe such amount is sufficient to fund our current and restructured operations into the second quarter of 2026. Our stockholders' equity balance was $-0.8 million at June 30, 2025, and is above $2.5 million as of this report date. If for any reason the Merger does not close in the next few months, we would need to raise additional capital to continue to fund the further development of product candidates and our operations. If we are unable to maintain sufficient financial resources, our business, financial condition and results of operations will be materially and adversely affected. Additionally, equity or debt financings may have a dilutive effect on the holdings of our existing stockholders. We have curtailed expenses and plan to use our two remaining full time employees and consultants to continue our operations. As a result, if we are unable to complete the Merger in the next few months, we will likely need to conduct a wind down of our operations.

Cash Flows

	Six months ended June 30,
	2025	2024
Net cash (used in) provided by in:
Operating activities	$(2,044,011)	$(2,426,147)
Financing activities	404,369	(200,940)
Net decrease in cash and cash equivalents	$(1,639,642)	$(2,627,087)

Operating Activities
Net cash used in operating activities was $2.0 million in the current period, a decrease of approximately $0.4 million from the same period a year ago. The decrease is primarily due to lower operating expenses during the current period compared to the same period last year, and higher accounts payable and accrued expenses balances in the current period.

Financing Activities
Net cash provided by financing activities for the six months ended June 30, 2025 was $0.4 million, mainly resulting from the Company's sale of common shares under the ATM and ELOC program offset by the repayments on notes payable for D&O insurance. Net cash used by financing activities for the six months ended June 30, 2024 was $0.2 million, mainly resulting from the Company's repayments on notes payable for D&O insurance.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of June 30, 2025. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2025, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting

During the three months ended June 30, 2025, there was no significant change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Salarius does not currently have adequate financial resources to fund its forecasted operating costs for at least twelve months from the filing of this prospectus. As of June 30, 2025, Salarius’ cash and cash equivalents totaled approximately $0.8 million, which were held in bank deposit accounts and a money market account. As a result of the July, 2025 ELOC sales of approximately $3.8 million, Salarius believes its existing cash resources are sufficient to meet its anticipated needs beyond the second quarter of 2026. Our stockholders' equity balance is above $2.5 million as of the report date. If for any reason the Merger does not close in the next few months, Salarius would need to raise additional capital to continue to fund the further development of its product candidates and its operations thereafter. Salarius has based its cash sufficiency estimates on its current business plan and its assumptions may prove to be wrong. Salarius could utilize its available capital resources sooner than it currently expects, and it could need additional funding sooner than currently anticipated. Additionally, the process of advancing early stage product candidates and testing product candidates in clinical trials is costly, and the timing of progress in these clinical trials is uncertain. Even if Salarius raises sufficient funds and decides to continue the development of its product candidates, its ability to successfully transition to profitability will be dependent upon achieving a level of product sales adequate to support its cost structure. Salarius cannot assure you that it will ever be profitable or generate positive cash flow from operating activities.

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

Salarius appealed the delisting determination before the April 30, 2025 deadline by requesting an appeal with a Hearings Panel. The request for an appeal stayed the suspension of Salarius’ securities and the filing of the Form 25-NSE pending the Hearings Panel’s decision. The appeal before the Hearings Panel occurred on June 3, 2025. At the appeal before the Hearings Panel, the Company presented its plans to regain compliance with the Minimum Bid Price Requirement, including via the implementation of a reverse stock split (shareholder approval sought at the Special Meeting held on July 8, 2025 (the “Special Meeting”)), and the Equity Standard in connection with the Company’s planned merger transaction with Decoy (as well as future draw-downs from its equity line of credit with C/M Capital Master Fund L.P. following the lifting of the stockholder approval cap of 19.9% under Nasdaq Listing Rule 5635(a) and 5635(d) at the Special Meeting). At the Special Meeting held on July 8, 2025, Salarius’ stockholders approved the reverse stock split proposal and the lifting of the stockholder approval cap.

On June 11, 2025, Salarius received written notification from Nasdaq that the Hearings Panel has granted Salarius an extension to regain compliance with Nasdaq Listing Rules 5550(a)(2) and 5550(b)(1). The extension by the Hearings Panel is contingent on Salarius achieving scheduled milestones and notifying Nasdaq of such achievements. Such milestones consisted of regaining compliance with the Equity Standard by early July 2025 and regaining compliance with the Minimum Bid Price Requirement by early August 2025. On July 28, 2025, Salarius received notification from Nasdaq that the Hearings Panel has granted Salarius an additional extension to regain compliance with the Equity Standard by mid August 2025 and to regain compliance with the Minimum Bid Price Requirement by late August 2025. If Salarius is not successful at satisfying these milestones within the time periods prescribed by the Hearings Panel, Salarius may be delisted. There is no assurance that Salarius will be able to regain compliance with the applicable continued listing requirements by the Hearings Panel’s deadline.
The Hearings Panel reserves the right to reconsider the terms of this granted exception based on any event, condition or circumstance that exists or develops that would, in the opinion of the Hearings Panel, make continued listing of Salarius’ securities on Nasdaq inadvisable or unwarranted. The Hearings Panel’s notification advised Salarius that the Nasdaq Listing and Hearing Review Council may, on its own motion, determine to review any Panel decision within 45 calendar days after issuance of the written decision. If the Listing Council determines to review the Hearings Panel’s decision in Salarius’ matter, it may affirm, modify, reverse, dismiss or remand the decision to the Hearings Panel.

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

None

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

2.2
Amendment No. 1 to the Agreement and Plan of Merger, dated as of March 28, 2025, by and among Salarius Pharmaceuticals, Inc., Decoy Therapeutics, Inc., Decoy Therapeutics MergerSub I, Inc. and Decoy Therapeutics MergerSub II, LLC (incorporated by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K filed with the SEC on March 28, 2025).

2.3
Amendment No. 2 to the Agreement and Plan of Merger, dated as of June 10, 2025, by and among Salarius Pharmaceuticals, Inc., Decoy Therapeutics, Inc., Decoy Therapeutics MergerSub I, Inc., and Decoy Therapeutics MergerSub II, LLC (incorporated by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K filed with the SEC on June 11, 2025).

2.4
Amendment No. 3 to the Agreement and Plan of Merger, dated as of July 18, 2025, by and among Salarius Pharmaceuticals, Inc., Decoy Therapeutics, Inc., Decoy Therapeutics MergerSub I, Inc., and Decoy Therapeutics MergerSub II, LLC (incorporated by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K filed with the SEC on July 21, 2025).

2.5
Amendment No. 4 to the Agreement and Plan of Merger, dated as of July 29, 2025, by and among Salarius Pharmaceuticals, Inc., Decoy Therapeutics, Inc., Decoy Therapeutics MergerSub I, Inc., and Decoy Therapeutics MergerSub II, LLC (incorporated by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K filed with the SEC on July 29, 2025).

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
3.6
Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Salarius Pharmaceuticals, Inc., effective June 14, 2024, incorporated by reference to Exhibit 3.1 of the Form 8-K filed on June 14, 2024

3.7
Form of Certificate of Designation of Series A Non-Voting Convertible Preferred Stock (incorporated by reference to Exhibit 2.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 29, 2025)

3.8
Form of Certificate of Designation of Series B Non-Voting Convertible Preferred Stock (incorporated by reference to Exhibit 2.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 29, 2025).

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
101.0
The following materials from Salarius Pharmaceuticals, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, formatted in XBRL (eXtensible Business Reporting Language):(i) Unaudited Condensed Consolidated Balance Sheets, (ii) Unaudited Condensed Consolidated Statements of Operations (iii) Unaudited Condensed Consolidated Statements of Stockholders' Equity (Deficit), (iv) Unaudited Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Unaudited Consolidated Financial Statements.

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

SALARIUS PHARMACEUTICALS, INC.

		By:	/s/ David J. Arthur
David J. Arthur President and Chief Executive Officer (Principal Executive Officer)

		By:	/s/ Mark J. Rosenblum
Mark J. Rosenblum Chief Financial Officer and Executive Vice President of Finance (Principal Financial Officer and Principal Accounting Officer)

Date:	August 12, 2025