Form 10-Q
period 2025-09-30
Salarius Pharmaceuticals, Inc.
filed 2025-11-14
CIK 1615219

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
OR
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

(713) 913-5608
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

As of November 12, 2025, there were 5,862,178 shares of common stock outstanding.

SALARIUS PHARMACEUTICALS, INC.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
Various statements made in this Quarterly Report on Form 10-Q are forward-looking and involve risks and uncertainties. All statements that address activities, events or developments that we intend, expect or believe may occur in the future are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements give our current expectations or forecasts of future events and are not statements of historical or current facts. These statements include, among others, statements about:
•the expected benefits of, and potential value created by, the recently completed merger transaction between us and Decoy Therapeutics, Inc. (“Decoy”);
•the timing, progress and results of our preclinical studies and clinical trials of our current and future program candidates, including statements regarding the timing of our planned regulatory communications, submissions and approvals, initiation and completion of studies or trials and related preparatory work and the period during which the results of the trials will become available, and our research and development programs;
•our expectations regarding the potential functionality, capabilities and benefits of our product candidates, if approved, for commercial use;
•the potential size of the commercial market for our product candidates;
•our expectations regarding the scope of any approved indication for any product candidate;
•our estimates of our expenses, ongoing losses, future revenue, capital requirements and our need for or ability to obtain additional funding before we can expect to generate any revenue from product sales;
•our belief regarding the sufficiency of our cash resources to support our operations through the first quarter of 2027;
•our competitive position and expectations regarding developments and projections relating to our competitors or our industry;
•our expectations regarding the potential impacts of U.S. and international trade policies, including tariffs, on our costs for supplies, equipment and materials used in the development and production of our product candidates;
•our expectations regarding our ability to maintain continued listing with the Nasdaq continued listing standards;
•our expectations regarding the timing of our ability to satisfy the Nasdaq initial listing standards and obtain stockholder approval for the conversion of our outstanding preferred stock into common stock in connection with the Decoy transaction; and
•our expectations, beliefs, intentions and strategies regarding the future.

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
The following are some of the factors that could cause actual results to differ materially from the anticipated results or other expectations expressed, anticipated or implied in our forward-looking statements:
•the risk that the merger transaction with Decoy may not enhance stockholder value and may adversely affect our operating results, business or investor perceptions;
•our ability to obtain and maintain regulatory approvals for our product candidates;

•the potential impact of changes and disruptions at the FDA, including a reduction in the FDA’s workforce and/or decreased funding for the FDA, on our business;
•our ability to identify patients that can be treated by our product candidates and to enroll these patients in our clinical trials;
•our ability to successfully commercialize our product candidates, if approved;
•our ability to leverage technology to identify and develop future product candidates;
•we may not be able to raise additional funds when necessary, and/or on acceptable terms;
•unanticipated difficulties with preserving capital;
•the adequacy of our capital to support our future operations;
•risks and uncertainties regarding our ability to meet the Nasdaq initial listing standards;
•risks and uncertainties regarding our ability to obtain stockholder approval to approve, among other things, the conversion of the preferred stock issued in the Decoy transaction
•fluctuations in our operating results; and
•other factors described in our filings with the SEC.

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

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

SALARIUS PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2025	December 31, 2024
	(Unaudited)	(Audited)
Assets
Current assets:
Cash and cash equivalents	$4,809,680	$2,434,528
Prepaid expenses and other current assets	1,255,258	553,034
Total current assets	6,064,938	2,987,562
Other assets	32,094	35,412
Total assets	$6,097,032	$3,022,974
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$1,104,184	$936,994
Accrued expenses and other current liabilities	744,783	352,419
Notes payable	—	221,866
Total liabilities	1,848,967	1,511,279

Commitments and contingencies (Note 4)

Stockholders' equity:
Common stock, $0.0001 par value; 100,000,000 shares authorized; 944,491 and 96,077 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively (1)	94	10
Additional paid-in capital (1)	89,712,414	83,435,303
Accumulated deficit	(85,464,443)	(81,923,618)
Total stockholders' equity	4,248,065	1,511,695
Total liabilities and stock holders' equity	$6,097,032	$3,022,974
(1) Historical common stock and additional paid-in capital amounts have been recast to reflect the 1-for-8 and 1-for-15 reverse stock split effected in June 14, 2024 and August 15, 2025, respectively.

See accompanying notes to condensed consolidated financial statements.

SALARIUS PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Operating expenses:
Research and development	$61,826	$137,234	$253,741	$594,683
General and administrative	833,304	869,237	3,325,649	3,650,920
Total operating expenses	895,130	1,006,471	3,579,390	4,245,603
Loss before other income (expense)	(895,130)	(1,006,471)	(3,579,390)	(4,245,603)
Interest income, net	21,663	34,350	38,565	133,759
Loss from continuing operations	(873,467)	(972,121)	(3,540,825)	(4,111,844)
Net loss	$(873,467)	$(972,121)	$(3,540,825)	$(4,111,844)

Loss per common share — basic and diluted (1)	$(1.81)	$(11.38)	$(14.35)	$(76.96)
Weighted-average number of common shares outstanding — basic and diluted (1)	481,587	85,458	246,741	53,426
(1) Shares and per share amounts have been recast to reflect the 1-for-8 and 1-for-15 reverse stock split effected in June 14, 2024 and August 15, 2025, respectively.

See accompanying notes to condensed consolidated financial statements.

SALARIUS PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30
	2025	2024
Operating activities
Net loss	$(3,540,825)	$(4,111,844)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,318	3,318
Equity-based compensation expense	79,535	222,685
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(502,224)	506,888
Accounts payable	27,132	(437,052)
Accrued expenses and other current liabilities	242,364	33,186
Net cash used in operating activities	(3,690,700)	(3,782,819)

Investing activities
Short Term Promissory Note	(200,000)	—
Net cash used in investing activities	(200,000)	—

Financing activities
Proceeds from issuance of equity securities, net	6,487,718	1,526,460
Payments on note payable	(221,866)	(359,522)
Net cash provided by (used in) provided by financing activities	6,265,852	1,166,938

Net decrease in cash and cash equivalents	2,375,152	(2,615,881)
Cash and cash equivalents at beginning of period	2,434,528	5,899,910
Cash and cash equivalents at end of period	$4,809,680	$3,284,029

Supplemental disclosure of cash flow information:
Non-cash investing and financing activities:
Cash paid for interest	$5,800	$12,064
Accrued issuance costs for issuance of equity securities	290,058	—
Insurance premium financed by note payable	—	398,728

See accompanying notes to condensed consolidated financial statements.

SALARIUS PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
(Unaudited)

	Common Stock (1)		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity (Deficit)
	Shares	Amount
Balance at December 31, 2023	32,820	$3	$81,635,120	$(76,347,841)	$5,287,282
Issuance of equity securities, net	3,133	—	38	—	38
Equity-based compensation expense	—	—	77,508	—	77,508
Net loss	—	—	—	(1,715,290)	(1,715,290)
Balance at March 31, 2024	35,953	$3	$81,712,666	$(78,063,131)	$3,649,538
Issuance of equity securities and other, net	6,792	1	65,079	—	65,080
Equity-based compensation expense	—	—	85,168	—	85,168
Net loss	—	—	—	(1,424,433)	(1,424,433)
Balance at June 30, 2024	42,745	$4	$81,862,913	$(79,487,564)	$2,375,353
Issuance of equity securities, net	53,332	5	1,461,337	—	1,461,342
Equity-based compensation expense	—	—	60,009	—	60,009
Net loss	—	—	—	(972,121)	(972,121)
Balance at September 30, 2024	96,077	9	83,384,259	(80,459,685)	2,924,583

Balance at December 31, 2024	96,077	$10	$83,435,303	$(81,923,618)	$1,511,695
Issuance of equity securities, net	42,712	4	226,166	—	226,170
Equity-based compensation expense	—	—	33,534	—	33,534
Net loss	—	—	—	(1,709,533)	(1,709,533)
Balance at March 31, 2025	138,789	$14	$83,695,003	$(83,633,151)	$61,866
Issuance of equity securities, net	3,030	—	43,080	—	43,080
Equity-based compensation expense	—	—	23,155	—	23,155
Net loss	—	—	—	(957,825)	(957,825)
Balance at June 30, 2025	141,819	$14	$83,761,238	$(84,590,976)	$(829,724)
Issuance of equity securities, net	802,672	80	5,928,330	—	5,928,410
Equity-based compensation expense	—	—	22,846	—	22,846
Net loss	—	—	—	(873,467)	(873,467)
Balance at September 30, 2025	944,491	94	89,712,414	(85,464,443)	4,248,065
(1) Share and per share amounts have been restated to reflect the 1-for-8 and 1-for-15 reverse stock split effected in June 14, 2024 and August 15, 2025, respectively, on retroactive basis for all periods presented.
See accompanying notes to condensed consolidated financial statements.

SALARIUS PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 1. ORGANIZATION AND OPERATIONS

Nature of Business

Salarius Pharmaceuticals, Inc. (“Salarius” or the “Company”) is a clinical-stage biopharmaceutical company that has been focused on developing effective treatments for patients with cancer with high, unmet medical need. Specifically, Salarius has been concentrated on developing treatments for cancers caused by dysregulated gene expression (i.e., genes which are incorrectly turned on or off). Salarius has two classes of drugs that address gene dysregulation: targeted protein inhibitors and targeted protein degraders. Salarius’ technologies have the potential to work in both liquid and solid tumors. Salarius’ current pipeline consists of two small molecule drugs: (1) SP-3164, a targeted protein degrader, and (2) seclidemstat (“SP-2577”), a targeted protein inhibitor.
Salarius entered into an Agreement and Plan of Merger dated January 10, 2025, as previously amended by the First Amendment on March 28, 2025, by the Second Amendment on June 10, 2025, by the Third Amendment on July 18, 2025 by the Fourth Amendment on July 29, 2025, and by the Fifth Amendment dated September 17, 2025 (as amended, collectively, the “Merger Agreement”) with Decoy Therapeutics MergerSub I, Inc. (“MergerSub I”), Decoy Therapeutics MergerSub II, LLC (“MergerSub II”), and Decoy Therapeutics, Inc. (“Decoy”). On November 12, 2025, pursuant to the Merger Agreement, MergerSub I merged with and into Decoy, and immediately thereafter Decoy merged with and into Merger Sub I (the “Merger”), resulting in the Decoy business becoming a wholly owned subsidiary of the Company.
Decoy Therapeutics, Salarius’ wholly owned subsidiary, is a preclinical-stage biotechnology company that is leveraging machine learning and artificial intelligence tools alongside high-speed synthesis techniques to rapidly design, engineer and manufacture peptide conjugate drug candidates that target serious unmet medical needs. The company's initial pipeline is focused on respiratory viruses and GI cancers. Decoy has attracted financing from institutional investors as well as significant non-dilutive capital from the Massachusetts Life Sciences Seed Fund, the Google AI startup program and the NVIDIA Inception program among other sources. The company has also received QuickFire Challenge award funding provided by the Biomedical Advanced Research and Development Authority ("BARDA") through BLUE KNIGHT™, a collaboration between Johnson & Johnson Innovation – JLABS and BARDA within the Administration for Strategic Preparedness and Response.
Going Concern
Salarius has no products approved for commercial sale, has not generated any revenue from product sales to date and has suffered recurring losses from operations since its inception. The lack of revenue from product sales to date and recurring losses from operations since its inception raise substantial doubt as to the Company's ability to continue as a going concern. The accompanying financial statements are prepared using accounting principles generally accepted in the United States applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities should the Company be unable to continue as a going concern. Based on Salarius’ expected cash requirements as of the date of this report, Salarius believes that there is substantial doubt that its existing cash and cash equivalents, will be sufficient to fund its operations through one year from the financial statements' issuance date. The Company may attempt to obtain additional capital through the sale of equity securities in one or more offerings or through issuances of debt instruments, and may also consider new collaborations or selectively partnering its technology. However, the Company cannot provide any assurance that it will be successful in accomplishing any of its plans.
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
On August 15, 2025, the Company filed a Certificate of Amendment to the Company’s restated certificate of incorporation, as amended, with the Secretary of State of the State of Delaware to effect a 1-for-15 reverse stock split of the Company’s issued and outstanding shares of common stock, par value $0.0001 per share (the “2025

Reverse Stock Split” and together with the 2024 Reverse Stock Split, the “Reverse Stock Splits”) which became effective as of August 18, 2025.
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
Principles of Consolidation
The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries as of September 30, 2025. All significant intercompany balances and transactions have been eliminated in consolidation.
Unaudited Interim Financial Information
The accompanying interim financial statements are unaudited. These unaudited interim financial statements have been prepared in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. These unaudited interim financial statements should be read in conjunction with the audited financial statements and accompanying notes for the year ended December 31, 2024 included elsewhere in the Company's Annual Report on Form 10-K filed with the SEC on March 21, 2025. In the opinion of management, the unaudited interim financial statements reflect all the adjustments (consisting of normal recurring adjustments) necessary to state fairly the Company’s financial position as of September 30, 2025 and the results of operations for the three and nine months ended September 30, 2025 and 2024. The interim results of operations are not necessarily indicative of the results that may occur for the full fiscal year. The December 31, 2024 balance sheet included herein was derived from the audited financial statements, but does not include all disclosures, including notes, required by GAAP for complete financial statements.

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

The number of potentially anti-dilutive shares, consisting of common shares underlying (i) common stock options, (ii) stock purchase warrants, (iii) rights entitling holders to receive warrants to purchase the Company's common shares, and (iv) restricted stock units which have been excluded from the computation of diluted loss per share, was approximately 7,885 and 69,805 shares as of September 30, 2025 and 2024, respectively.

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
The Company accounts for uncertain tax positions in accordance with the provisions of ASC 740. When uncertain tax positions exist, the Company recognizes the tax benefit of tax positions to the extent that the benefit will more likely than not be realized. The determination as to whether the tax benefit will more likely than not be realized is based upon the technical merits of the tax position as well as consideration of the available facts and circumstances. As of September 30, 2025 and December 31, 2024, the Company did not have any significant uncertain tax positions and no interest or penalties have been charged. The Company's practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company is subject to routine audits by taxing jurisdictions.

NOTE 3. PREPAID EXPENSES AND OTHER CURRENT ASSETS
Prepaid expenses and other current assets at September 30, 2025 and December 31, 2024 consisted of the following:

	September 30, 2025	December 31, 2024
Note Receivable from Decoy	$200,000	$—
Insurance	69,319	287,785
Deferred offering cost	904,990	221,580
Other prepaid and current assets	80,949	43,669
Total prepaid expenses and other current assets	$1,255,258	$553,034
On September 2, 2025, Salarius issued a promissory note (“Note 1”) to Decoy in the principal amount of $200,000. Note 1 bears interest at an annual rate of 0% and initially was set to mature on the earlier of (i) three business days following the closing of the transactions contemplated by the Merger Agreement and (ii) October 17, 2025. In the event of default, a penalty amount of $75,000 will be added to the principal balance, and interest will accrue and be payable on the revised principal amount at an annual rate of 18%. Salarius further extended the Note 1 maturity date to the earlier of three business days following the (i) closing of transaction contemplated by the Merger Agreement and (ii) November 30, 2025. Note 1 matures on November 17, 2025.
Insurance is mainly comprised of prepaid directors' and officers' insurance. In July 2024, the Company financed its directors' and officers' insurance premium with a short term note, the principal amount of which is approximately $0.4 million bearing interest at a rate of 9.74%. The note payable balance, which was included within Current Liabilities on the Condensed Consolidated Balance Sheet was $0 million and $0.2 million at September 30, 2025 and December 31, 2024, respectively.
The Company recorded certain legal, professional accounting and other third-party fees that are directly associated with in-process equity financings as deferred offering costs until such financings are consummated. After consummation of the equity financing, these costs are recorded as a reduction of additional paid-in capital generated as a result of the offering.
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

NOTE 6. STOCKHOLDERS' EQUITY
Common Stock Issuances
On February 5, 2021, the Company entered into an At the Market Offering Agreement ("ATM") with Ladenburg Thalmann & Co. Inc. Under this agreement the Company is able to issue and sell, from time to time, shares of its common stock. During the nine months ended September 30, 2025 and 2024, the Company sold 461,501 and 40,597 shares of common stock in an "at the market offering" with gross proceeds of $2.8 million and 1.7 million, respectively.

On December 12, 2024, the Company entered into a securities purchase agreement (the “ELOC Agreement”) with C/M Capital Master Fund, LP (the “Purchaser”), pursuant to which the Company, subject to the restrictions and satisfaction of the conditions in the ELOC Agreement, has the right, but not the obligation, to sell to the Purchaser, and the Purchaser is obligated to purchase, up to the lesser of (i) $10 million of newly issued shares (the “Purchase Shares”) of the Company’s common stock, and (ii) a specified cap dictated by the rules of the Nasdaq Stock Market. As consideration for the Purchaser’s execution and delivery of the ELOC Agreement, the Company has agreed to issue to the Purchaser, simultaneously with the delivery of any and all Purchase Shares purchased under the ELOC Agreement, a number of shares of common stock equal to one percent (1%) of the number of Purchase Shares actually sold in each sale under the ELOC Agreement (the “Commitment Shares” and, together with the Purchase Shares, the “Securities”).The Company issued 387,006 shares of common stock with proceeds of $4.5 million during the nine-months ended September 30, 2025 pursuant to the ELOC Agreement. Please see also Note 9 for ELOC sales subsequent to September 30, 2025.
On May 11, 2023, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with an accredited investor (the “Investor”), pursuant to which the Company agreed to issue and sell to the Investor in a private placement (the “May 2023 Offering”) (i) 2,750 shares (the “Shares”) of the Company’s common stock, (ii) pre-funded warrants (the “Pre-Funded Warrants”) to purchase up to 27,553 shares of common stock, (iii) Series A-1 warrants (the “Series A-1 Warrants”) to purchase up to 30,303 shares of common stock and (iv) Series A-2 warrants (the “Series A-2 Warrants”) and together with the Series A-1 Warrants, the “Common Stock Warrants,” and together with the Pre-Funded Warrants, the “Warrants”) to purchase up to 30,303 shares of Common Stock, at a purchase price of (a) $198.00 per Share and accompanying common stock Warrants and (b) $197.9880 per Pre-Funded Warrant and accompanying Common Stock Warrants. The aggregate gross proceeds from the May 2023 Offering were approximately $6.0 million, exclusive of placement agent fees and expenses and other offering expenses. The May 2023 Offering closed on May 16, 2023. All of the Series A-2 Warrants expired during the fiscal year ended December 31, 2024.
During the nine months ended September 30, 2024, the Company issued 22,667 shares of its common stock upon the exercise of Pre-Funded Warrants. All of the Pre-Funded Warrants were fully exercised as of December 31, 2024.
Warrants Exercisable for Cash
The Company had five-year (5) warrants outstanding that were issued in February 2020 and subsequently modified in December 2020 in connection with the issuance of additional inducement warrants. The initial warrants were exercisable at a price per share of $3,450 and expired during the first quarter of 2025. The inducement warrants expire on June 11, 2026, and are exercisable at a price per share of $3,546. The Company has five-and-one-half-year (5.5) year warrants outstanding that were issued in April 2022, with an exercise price of $1,020 per share. The warrants became exercisable six months following the issuance date and will expire five and one-half years from the issuance date.
The Company's Series A-1 Warrants are exercisable for a period of five and one-half (5.5) years from the issuance date at an exercise price of $168 per share, expiring on November 16, 2028. Series A-2 Warrants expired on November 18, 2024. Each Pre-Funded Warrant was sold in lieu of shares of common stock, is exercisable immediately upon issuance, has an exercise price of $0.0120 per share and expires when exercised in full. On January 10, 2025, the Company entered into a Warrant Cancellation Agreement. Pursuant to the agreement, a Series A-1 Common Stock Purchase Warrant exercisable for 30,303 shares of the Company's common stock was canceled in exchange for cash of $0.35 million. As of September 30, 2025, there were zero A-1 and A-2 warrants outstanding.
In connection with the above mentioned May 2023 Offering, the Company issued warrants to representatives to purchase up to 2,121 shares of common stock at an exercise price per share of $247.50 and a term of five and one-half (5.5) years.
As of September 30, 2025 and 2024, approximately 5,777 and 67,692 warrants remain outstanding, respectively.
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
During the nine-month periods ended September 30, 2025 and 2024, the Company awarded 0 and 1,408 stock options, respectively, to its employees and directors, pursuant to the plan described above. Stock options generally vest over one to four years and have a contractual term of ten years. Stock options are valued using the Black-Scholes option pricing model and compensation cost is recognized based on the resulting value over the service period. Expected volatilities utilized in the model are based on implied volatilities from traded stocks of peer companies. Similarly, the dividend yield is based on historical experience and the estimate of future dividend yields. The risk-free interest rate is derived from the U.S. Treasury yield curve in effect at the time of grant. The expected term of the options is based on the average period the stock options are expected to remain outstanding. The fair value of the option grants awarded during the nine-months ended September 30, 2024 was $0.1 million, which has been estimated with the following assumptions on the grant date.

Nine Months Ended September 30
2024
Risk-free interest rate	4.25%-4.61%
Volatility	106.07% -123.31%
Expected life (years)	5.00-6.00
Expected dividend yield	0%

The following table summarizes stock option activity for employees and non-employees for the nine months ended September 30, 2025 and 2024:

	Shares(1)	Weighted-Average Exercise Price(1)	Weighted-Average Remaining Contractual Term (in years)
Outstanding at December 31, 2023	744	$2,853.60	7.26
Granted	1,408	$45.30
Exercised	—
Forfeited	49
Expired	—
Outstanding at September 30, 2024	2,103	$1,001.25	8.45
Exercisable at September 30, 2024	606	$3,097.20	6.41

Outstanding at December 31, 2024	2,103	$1,001.25	8.20
Granted	—	$—
Exercised	—
Forfeited	—
Expired	—
Outstanding at September 30, 2025	2,103	$996.13	7.46
Exercisable at September 30, 2025	1,951	$1,052.68	7.41
(1) and weighted average exercise price have been recast to reflect the 1-for-8 and 1-for-15 reverse stock split effected in June 14, 2024 and August 15, 2025, respectively.

As of September 30, 2025 and 2024, there was approximately $0.03 million and $0.10 million, respectively, of total unrecognized compensation cost related to unvested stock options. Total unrecognized compensation cost will be adjusted for future changes in employee and non-employee forfeitures, if any. The Company expects to recognize that cost over a remaining weighted-average period of 0.28 years.

NOTE 8. SEGMENT REPORTING

Until the closing of the Merger, which occurred subsequent to September 30, 2025, the Company has been concentrated on developing treatments for cancers caused by dysregulated gene expression. The current pipeline consists of two small molecule drugs: (1) SP-3164, a targeted protein degrader, and (2) seclidemstat (“SP-2577”), a targeted protein inhibitor. The Company does not have any revenue generating products.

For the nine months ended September 30, 2025 and 2024, the Company identified one operating and reportable segment relating to its operations. The Company defines its operating segment based on internally reported financial information that is regularly reviewed by the Chief Operating Decision Maker (the "CODM"), its acting Chief Executive Officer. The CODM reviews the segment’s loss based on net loss reported on the consolidated statement of operations.

The Company’s CODM views specific categories within research and development expenses and general and administrative expenses as significant given the direct correlation between cash burn as a pre-revenue company. The table below is a summary of the segment loss, including significant segment expenses:

	Three-Months Ended September 30		Nine-Months Ended September 30
	2025	2024	2025	2024

Expenses:
Research and development:

SP-3164	20,769	48,201	50,212	261,061
SP-2577	41,057	89,033	203,529	333,622
General and administrative:

Professional services and Consulting	368,400	418,127	2,117,509	1,751,024
Personnel cost	180,897	216,838	612,938	1,305,818
Facility cost	284,007	234,272	595,202	594,078
Loss from operations	895,130	1,006,471	3,579,390	4,245,603
Interest income, net	21,663	34,350	38,565	133,759
Net loss	$873,467	$972,121	$3,540,825	$4,111,844

NOTE 9. SUBSEQUENT EVENT
Closing of Decoy Merger

As previously disclosed, on November 12, 2025, pursuant to the Merger Agreement, the Decoy business became a wholly owned subsidiary of the Company.
In connection with the Merger, the Company issued 877.709 shares of Series A Non-Voting Convertible Preferred Stock (“the “Series A Preferred Stock”) and 796.306 shares of Series B Non-Voting Convertible Preferred Stock (the “Series B Preferred Stock”) to former Decoy stockholders and debtholders and reserved 45.098 shares of Series A Preferred Stock for assumed in-the-money Decoy options and warrants. In connection with the adjustment to the conversion ratio in the certificate of designations for the Series A and Series B Preferred stock triggered by the Offering, the number of Company common shares underlying the issued and reserved shares of Series A and Series B Preferred Stock is 4,814,106. The shares of Series A Preferred Stock and Series B Preferred Stock are not convertible into common stock until such time as the Company’s stockholders approve such conversion in accordance with Nasdaq Rule 5635 and the approval of the Company’s initial listing application with Nasdaq.

November 2025 Financing

On November 11, 2025, Salarius entered into an underwriting agreement (the “Underwriting Agreement”) with Ladenburg Thalmann & Co. Inc., as the sole underwriter (the “Representative”), relating to the issuance and sale in a public offering (the “November 2025 Offering”) of: (i) 2,514,335 shares of the Company’s common stock, (ii) pre-funded warrants to purchase up to 2,152,331 shares of common stock, (iii) Series A warrants to purchase up to 4,666,666 shares of common stock, (iv) Series B warrants to purchase up to 4,666,666 shares of common stock, and (v) up to 699,999 additional shares of common stock, Series A warrants to purchase up to an additional 699,999 shares of common stock and Series B warrants to purchase up to an additional 699,999 shares of common stock that may be purchased pursuant to a 45-day option to purchase additional securities granted to the Representative by the Company. The Representative exercised this option on November 11, 2025 for 665,729 shares of common stock, Series A warrants to purchase up to 699,999 shares of common stock and Series B warrants to purchase up to 699,999 shares of common stock. The combined public offering price of each share of common stock, together with the accompanying Series A warrants and Series B warrants, was $1.50, less underwriting discounts and commissions. The combined public offering price of each pre-funded warrant, together with the accompanying Series A warrants and Series B warrants, was $1.4999, less underwriting discounts and commissions.

The Offering, including the additional shares of common stock, Series A warrants and Series B warrants sold pursuant to the exercise of the Representative’s option, closed on November 12, 2025.

The net proceeds from the Offering, including the additional shares of common stock, Series A warrants and Series B warrants sold pursuant to the exercise of the Representative’s option, after deducting underwriting discounts and commissions and other estimated Offering expenses payable by the Company and excluding any net proceeds from the exercise of the Series A warrants, Series B warrants and pre-funded warrants, were approximately $6.3 million.

On November 12, 2025, pursuant to the Underwriting Agreement, the Company issued warrants to the Representative to purchase up to 266,620 shares of common stock at an exercise price of $2.325, subject to adjustments (the “Representative Warrants”). The Representative Warrants are exercisable at any time and from time to time, in whole or in part, until November 11, 2030, and have substantially similar terms to the Series A warrants. The Representative Warrants and the shares of common stock underlying the Representative Warrants were registered as a part of the Registration Statement.

Securities Sales ELOC Agreement
The Company issued 61,862 shares of common stock with gross proceeds of $0.2 million during the period subsequent to September 30, 2025 pursuant to the ELOC Agreement with the Purchaser.
Securities Sales ATM Agreement
The Company issued 45,429 shares of common stock with gross proceeds of $0.2 million during the period subsequent to September 30, 2025 pursuant to its ATM with Ladenburg Thalmann & Co. Inc.
Entry into Promissory Note Agreements with Decoy Therapeutics, Inc.

On October 1, 2025, Salarius issued a promissory note (“Note 2”) to Decoy in the principal amount of $100,000. Note 2 bears interest at an annual rate of 0% and initially was set to mature on the earlier of (i) three business days following the closing of transactions contemplated by the Merger Agreement and (ii) October 17, 2025. In the event of default, a penalty amount of $37,500 will be added to the principal balance, and interest will accrue and be payable on the revised principal amount at an annual rate of 18%. Salarius further extended the Note 2 maturity date to the earlier of three business days following the (i) closing of transaction contemplated by the Merger Agreement and (ii) November 30, 2025. Note 2 matures on November 17, 2025.
On October 6, 2025, Salarius issued a promissory note (“Note 3”) to Decoy in the principal amount of $270,000. Note 3 bears interest at an annual rate of 0% and initially was set to mature on the earlier of (i) three business days following the closing of the Merger Agreement and (ii) November 5, 2025. In the event of default, a penalty amount of $101,250 will be added to the principal balance, and interest will accrue and be payable on the revised principal amount at an annual rate of 18%. Salarius further extended the Note 3 maturity date to the earlier of three business days following the (i) closing of transaction contemplated by the Merger Agreement and (ii) November 30, 2025. Note 3 matures on November 17, 2025.
Nasdaq Compliance Update
On October 10, 2025, Salarius received a letter from the Hearings Panel notifying Salarius that it had regained compliance with the Equity Standard, as required by the Hearings Panel.
Nasdaq further notified Salarius that it will be subject to a Mandatory Panel Monitor for a period of one year from October 10, 2025. If, within that one-year monitoring period, the Staff finds Salarius again out of compliance with the Equity Standard that was the subject of the exception, Salarius will not be permitted to provide the Staff with a plan of compliance with respect to that deficiency and the Staff will not be permitted to grant additional time for Salarius to regain compliance with respect to that deficiency, nor will the company be afforded an applicable cure or compliance period pursuant to Nasdaq Listing Rule 5810(c)(3). Instead, the Staff will issue a delisting determination letter and Salarius will have the opportunity to request a hearing with the Hearings Panel.

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
Overview
Prior to the closing of the merger with Decoy Therapeutics Inc., we operated as a clinical-stage biopharmaceutical company focused on developing effective treatments for patients with cancer with high, unmet medical need. Our pre-merger programs were concentrated on developing treatments for cancers caused by dysregulated gene expression (i.e., genes which are incorrectly turned on or off). We have two classes of drugs that address gene dysregulation: targeted protein inhibitors and targeted protein degraders. Our technologies have the potential to work in both liquid and solid tumors. Our pre-merger pipeline consists of two small molecule drugs: (1) SP-3164, a targeted protein degrader, and (2) seclidemstat (SP-2577), a targeted protein inhibitor.
Following the closing of the merger, we are focused on advancing Decoy’s pipeline of peptide conjugate therapeutics engineered through its IMP3ACT platform that reduces the complexity of drug development and manufacturing.
Decoy is a pre-clinical stage biotechnology company that was incorporated on April 17, 2020.
Decoy’s proprietary Immediate Peptide/PPMO/P-PROTAC Alpha-helical Conjugate Technology platform (“IMP3ACTTM”) represents a paradigm shift in peptide conjugate drug discovery and manufacturing, leveraging machine learning (“ML”) and artificial intelligence (“AI”) tools alongside high- speed synthesis techniques to rapidly engineer, optimize and manufacture peptide conjugates that target serious unmet medical needs. Peptide conjugates are emerging as a major therapeutic drug modality, with the potential to transform multiple therapeutic areas. This innovative class of drugs, exemplified by successful diabetes and weight loss treatments like Ozempic, Wegovy, Mounjaro and ZepBound, combines small a-helical peptides with functional moieties to enhance solubility and extend the duration of action. By decreasing the complexity of peptide conjugate development, Decoy aims to establish itself as a leader in this advancing drug class. Decoy’s goal is to build a robust portfolio of novel peptide conjugate therapeutics, initially focusing on infectious diseases and oncology. Through this approach, Decoy intends to revolutionize the design, development, and commercialization of peptide conjugate therapeutics, becoming a fully integrated biopharmaceutical company at the forefront of this exciting field.
The peptide conjugate drug class is extremely modular and flexible, making it applicable to a wide range of human disease states and medical indications. Decoy expects that its drug candidates may be used both chronically, like current diabetes or weight loss drugs, or acutely, as is typical of antiviral treatments. Decoy is planning to engineer its peptide conjugates to be delivered via a variety of routes that can be optimally matched to the targeted disease state, including intranasal and pulmonary inhalation, extended-release dermal patches, oral, subcutaneous (SC) injection, and intravenous. Peptide drug conjugates can also be designed to deliver payloads, including radionucleotides or approved small molecule or biological drugs, to a specific target or tissue of interest, such as cancerous tumors, to achieve highly precise delivery with increased tissue penetration and lower cost compared to antibody-drug conjugates (“ADCs”). As with ADCs, the goal of this strategy is to widen the “therapeutic window” by increasing efficacy while reducing the overall dose and consequent side-effects of the payload. Decoy believes the peptide conjugate modality is ideally suited to this strategy. Decoy believes its integration with Salarius expands the combined company’s opportunities to create an additional novel class of peptide conjugates, specifically, peptide-based proteolysis targeting chimeras (“P-PROTACs”), utilizing the Salarius compound SP-3164 as an important building block in these peptide conjugate drugs.
We plan to integrate Salarius’ assets, particularly the proprietary compound SP-3164, to expand our opportunities in creating a novel class of peptide conjugates called peptide-based proteolysis targeting chimeras (PPROTACs). SP-3164, which specifically binds to the E3 ligase complex CRLCBRN, is expected to be combined with Decoy’s peptide engineering platform to target various disease-relevant intracellular proteins. This integration allows us to leverage the advantages of peptides in protein targeting, potentially expanding the range of targetable proteins beyond what can be achieved with small molecule inhibitors and improving the safety window via peptide based precision medicine tissue targeting.
Our business is expected to focus on developing innovative peptide conjugates as a major therapeutic drug modality. Decoy's proprietary IMP3ACT platform leverages machine learning and artificial intelligence tools alongside high-speed synthesis techniques to rapidly engineer, optimize, and manufacture peptide conjugates targeting significant unmet medical needs. Decoy aims to build a robust portfolio of novel peptide conjugate therapeutics, initially focusing on infectious diseases and oncology, with the goal of becoming a fully integrated biopharmaceutical company at the forefront of this exciting field.
We believe the synergies between Decoy and Salarius are evident in our combined approach to drug development. Decoy’s expertise in peptide conjugates complements Salarius’ small molecule assets. This combination could enable us to address a wider range of diseases and potentially “undruggable” targets. Additionally, we expect to expand Decoy’s focus to include exploratory research on P-PROTACs for metastatic colorectal cancer, while also continuing support for MDACC’s ongoing investigator initiated clinical trial evaluating seclidemstat (SP-2577) in combination with azacytidine for certain blood disorders while conducting a thorough review of this small molecule program.
Decoy’s IMP3ACT™ platform strategy for antiviral therapeutics focuses on a mechanism that is broadly conserved across viruses, making it possible to use AI and ML to design peptide-conjugate antiviral drug candidates with unprecedented activity against multiple viruses. Unlike preventive vaccines, these candidates act directly on the virus, and not on human cells or the immune system, to potentially stop or slow the virus from replicating, thereby reducing the severity or shortening the duration of the disease in infected persons. As demonstrated by these candidates, Decoy believes the IMP3ACT™ platform has the potential to change the economics of antiviral drug development by addressing multiple high health burden viruses such as respiratory syncytial virus (RSV) and human parainfluenza virus 3 (hPIV3) and preparing the world for emerging future threats with a single drug. On March 26, 2025, Decoy announced that these antiviral drug candidates previously designed by its IMP3ACT™ platform to be broadly effective against viruses of the paramyxoviridae family like RSV and hPIV3 also showed promising in silico activity against measles and Nipah viruses based on molecular dynamics modeling.
In connection with the molecular dynamics modeling process, the amino acid sequences of the HR1 and HR2 domains from fusion proteins of Measles and Nipah viruses were extracted. AlphaFold2 multimer (AF2 multimer) was used to evaluate the possibility for the formation of six helical bundles between the rationally designed hPIV3 fusion inhibitor and the HR1 domain from Measles or Nipah. The results showed that the possibility of the expected six helical bundles formation is very high, and are very close to the corresponding structure determined experimentally. Molecular Dynamics simulations and Molecular Mechanics Generalized Born Surface Area (MD/MMGBSA) calculation was performed for the AF2 multimer predicted structures to estimate the free binding energy. The MD/MMGBSA calculation was also carried out for the native six helical bundle complex determined experimentally. In comparison to the free binding energy calculated for the native complex, the rationally designed fusion inhibitor can bind to the HR1 domain of Measles or Nipah with a similar level of affinity. Additionally, the calculated free binding energy of the rationally designed fusion inhibitor to Measles and Nipah is approximately the same as its calculated free binding energy to hPIV3, RSV A, and RSV B. However, in those latter cases, the rationally designed fusion inhibitor has been synthesized and tested against those viruses in in vitro pseudotype viral assays, with demonstrated activity against all three viruses (EC50 < 1 uM). Decoy therefore believes that there is a reasonable probability that the rationally designed fusion inhibitor will show similar activity against Measles and Nipah in in vitro pseudotype assays. However, this belief cannot be confirmed until the relevant experiments are performed and similar results from the molecular dynamics model may not be replicable in in vitro studies, in vivo studies and clinical trials.
We have no products approved for commercial sale and have not generated any revenue from product sales. We have never been profitable and have incurred operating losses in each year since inception. We had an accumulated deficit of $85.5 million as of September 30, 2025. Substantially all of our operating losses resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations. As of September 30, 2025, we had cash and cash equivalents of $4.8 million and stockholders' equity balance of $4.2 million. During the nine month ended September 30, 2025, we sold 461,501 shares of our common stock in an ATM offering with gross proceeds of $2.8 million and 387,006 shares with gross proceeds of $4.5 million under the ELOC agreement, respectively.

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
We believe that there is substantial doubt about our ability to continue our current and planned clinical programs for a period exceeding 12 months from the date of this filing with the SEC.
The lack of revenue from product sales to date and recurring losses from operations since our inception raise substantial doubt as to our ability to continue as a going concern. We will continue to require substantial additional capital to continue our operations and advance our clinical development activities and will need such additional capital to continue to fund our operations beyond the first quarter of 2027. The amount and timing of our future funding requirements will depend on many factors, including our ability to raise additional capital on commercially reasonable terms, the pace and results of preclinical and clinical development activities, and market conditions. Failure to raise capital as and when needed, on favorable terms or at all, would have a material negative impact on our financial condition and our ability to continue our operations.
We may attempt to obtain additional capital through the sale of equity securities in one or more offerings or through issuances of debt instruments, which will likely cause significant dilution to our existing shareholders. We may also consider new collaborations or selectively partnering our technology. However, we cannot provide any assurance that we will be successful in accomplishing any of our plans to obtain additional capital or be able to do so on terms acceptable to us.
Recent Developments
Closing of Decoy Merger
As previously disclosed, the Company entered into an Agreement and Plan of Merger dated January 10, 2025, as previously amended by the First Amendment on March 28, 2025, by the Second Amendment on June 10, 2025, by the Third Amendment on July 18, 2025 by the Fourth Amendment on July 29, 2025, and by the Fifth Amendment dated September 17, 2025 (as amended, collectively, the “Merger Agreement”) with Decoy Therapeutics MergerSub I, Inc. (“MergerSub I”), Decoy Therapeutics MergerSub II, LLC (“MergerSub II”), and Decoy. On November 12, 2025, pursuant to the Merger Agreement, MergerSub I merged with and into Decoy, and immediately thereafter Decoy merged with and into Merger Sub I (the “Merger”), resulting in the Decoy business becoming a wholly owned subsidiary of the Company.
In connection with the Merger, the Company issued 877.709 shares of Series A Non-Voting Convertible Preferred Stock (“the “Series A Preferred Stock”) and 796.306 shares of Series B Non-Voting Convertible Preferred Stock (the “Series B Preferred Stock”) to former Decoy stockholders and debtholders and reserved 45.098 shares of Series A Preferred Stock for assumed in-the-money Decoy options and warrants. In connection with the adjustment to the conversion ratio in the certificate of designations for the Series A and Series B Preferred stock triggered by the Offering, the number of Company common shares underlying the issued and reserved shares of Series A and Series B Preferred Stock is 4,814,106. The shares of Series A Preferred Stock and Series B Preferred Stock are not convertible into common stock until such time as the Company’s stockholders approve such conversion in accordance with Nasdaq Rule 5635 and the approval of the Company’s initial listing application with Nasdaq.
November 2025 Financing
On November 11, 2025, Salarius entered into an underwriting agreement (the “Underwriting Agreement”) with Ladenburg Thalmann & Co. Inc., as the sole underwriter (the “Representative”), relating to the issuance and sale in a public offering (the “November 2025 Offering”) of: (i) 2,514,335 shares of the Company’s common stock, (ii) pre-funded warrants to purchase up to 2,152,331 shares of common stock, (iii) Series A warrants to purchase up to 4,666,666 shares of common stock, (iv) Series B warrants to purchase up to 4,666,666 shares of common stock, and (v) up to 699,999 additional shares of common stock, Series A warrants to purchase up to an additional 699,999 shares of common stock and Series B warrants to purchase up to an additional 699,999 shares of common stock that may be purchased pursuant to a 45-day option to purchase additional securities granted to the Representative by the Company. The Representative exercised this option on November 11, 2025 for 665,729 shares of common stock, Series A warrants to purchase up to 699,999 shares of common stock and Series B warrants to purchase up to 699,999 shares of common stock. The combined public offering price of each share of common stock, together with the accompanying Series A warrants and Series B warrants, was $1.50, less underwriting discounts and commissions. The combined public offering price of each pre-funded warrant, together with the accompanying Series A warrants and Series B warrants, was $1.4999, less underwriting discounts and commissions.
The Offering, including the additional shares of common stock, Series A warrants and Series B warrants sold pursuant to the exercise of the Representative’s option, closed on November 12, 2025.
The net proceeds from the Offering, including the additional shares of common stock, Series A warrants and Series B warrants sold pursuant to the exercise of the Representative’s option, after deducting underwriting discounts and commissions and other estimated Offering expenses payable by the Company and excluding any net proceeds from the exercise of the Series A warrants, Series B warrants and pre-funded warrants, were approximately $6.3 million.
The Company intends to use the net proceeds from the Offering primarily (i) to advance the clinical development of the Company’s research and development programs; (ii) to pay off certain of Decoy Therapeutics Inc.’s outstanding promissory notes as required thereby; and (iii) for other general corporate purposes, including working capital, research and development, and capital expenditures.
The Series A warrants and Series B warrants each have an exercise price of $1.50 per share and are immediately exercisable upon issuance. The Series A warrants expire on the five-year anniversary of the date of issuance and the Series B warrants expire on the one year anniversary of the date of issuance. The pre-funded warrants have an exercise price of $0.0001 per share, are exercisable immediately and may be exercised at any time until all of the pre-funded warrants are exercised in full. The exercise price and number of shares of common stock issuable upon exercise of the warrants is subject to appropriate adjustment in the event of stock dividends, stock splits, reorganizations or similar events affecting the common stock and the exercise price. Subject to limited exceptions, a holder may not exercise any portion of its warrants to the extent that the holder would beneficially own more than 4.99% (or, at the election of the holder prior to the date of issuance, 9.99%) of the Company’s outstanding common stock after exercise. In addition, in certain circumstances, upon a fundamental transaction (as described in the warrants), a holder of warrants will be entitled to receive, upon exercise of the applicable warrants the kind and amount of securities, cash or other property that the holders would have received had they exercised such warrants immediately prior to such fundamental transaction or number of shares of common stock of the successor or acquiring corporation or of the Company, if it is the surviving corporation. In lieu of receiving such common stock in certain fundamental transactions, the Series A and Series B warrant holders may elect to have the Company or the successor entity purchase the holder’s warrant for its fair market value measured by the Black-Scholes method.
There is no trading market available for the warrants on any securities exchange or nationally recognized trading system. The Company does not intend to list the warrants on any securities exchange or nationally recognized trading system.
In connection with the Offering, the Company and Equiniti Trust Company, LLC (“Equiniti”) entered into a Warrant Agency Agreement (“Warrant Agreement”) pursuant to which Equiniti agreed to act as warrant agent with respect to the Series A warrants, the Series B warrants and the pre-funded warrants.
The Underwriting Agreement contains customary representations, warranties, covenants and closing conditions and customary indemnification rights and obligations of the parties. Pursuant to the Underwriting Agreement, the Company has also agreed to be subject to a lock-up period of 60 days following the date of the closing of the Offering in respect of certain equity issuances, subject to certain exceptions set forth in the Underwriting Agreement, and a lock-up period of 6 months following the closing of the Offering with respect to entering or effecting any issuance of the Company’s securities involving a variable rate transaction, as such term is defined in the Underwriting Agreement; provided, however, that the Company is able to, at its sole discretion, after 60 days following the closing of the Offering, enter into or issue shares of common stock in an “at-the-market” offering with the Representative as sales agent or pursuant to the Company’s existing equity line of credit.
In addition, pursuant to the terms of the Underwriting Agreement, the officers and directors of the Company have entered into agreements providing that each such person may not, without the prior written consent of the Representative, subject to certain exceptions, offer, issue, sell, transfer or otherwise dispose of the Company’s securities for a period of 180 days following the date of the Underwriting Agreement, subject to certain limited exceptions set forth therein.
All securities issued in the Offering (including the shares of common stock issuable from time to time upon exercise of the warrants) were offered pursuant to the Company’s registration statement on Form S-1, as amended (File No. 333-284368), which became effective in accordance with the provisions of Section 8(a) of the Securities Act of 1933, as amended, on November 10, 2025, including a prospectus contained therein (the “Registration Statement”).

On November 12, 2025, pursuant to the Underwriting Agreement, the Company issued warrants to the Representative to purchase up to 266,620 shares of common stock at an exercise price of $2.325, subject to adjustments (the “Representative Warrants”). The Representative Warrants are exercisable at any time and from time to time, in whole or in part, until November 11, 2030, and have substantially similar terms to the Series A warrants. The Representative Warrants and the shares of common stock underlying the Representative Warrants were registered as a part of the Registration Statement.
Preferred Stock
On November 12, 2025, the Company filed a Certificate of Designation of Preferences, Rights and Limitations of the Series A Non-Voting Convertible Preferred Stock (the “Series A Preferred Stock”) and a Certificate of Designation of Preferences, Rights and Limitations of the Series B Non-Voting Convertible Preferred Stock (the “Series B Preferred Stock”) in connection with closing of the Merger Agreement.
Series A Preferred Stock
Holders of Series A Preferred Stock are entitled to receive dividends on shares of Series A Preferred Stock equal to, on an as-if-converted-to-common-stock basis, and in the same form as dividends actually paid on shares of common stock. Except as provided in the Series A Certificate of Designation or as otherwise required by law, the Series A Preferred Stock does not have voting rights. However, as long as any shares of Series A Preferred Stock are outstanding, the Company will not, without the affirmative vote of the holders of a majority of the then outstanding shares of the Series A Preferred Stock: (a) alter or change adversely the powers, preferences or rights given to the Series A Preferred Stock, or alter or amend the Series A Certificate of Designation, amend or repeal any provision of, or add any provision to, the Company’s Certificate of Incorporation or its Bylaws, or file any articles of amendment, certificate of designations, preferences, limitations and relative rights of any series of Preferred Stock, if such action would adversely alter or change the preferences, rights, privileges or powers of, or restrictions provided for the benefit of the Series A Preferred Stock, regardless of whether any of the foregoing actions will be by means of amendment to the Certificate of Incorporation or by merger, consolidation, recapitalization, reclassification, conversion or otherwise, (b) issue further shares of Series A Preferred Stock or increase or decrease (other than by conversion) the number of authorized shares of Series A Preferred Stock, (c) authorize, create or issue classes or series of equity securities other than Junior Securities; (d) authorize, create and/or issue any funded indebtedness (other than indebtedness already incurred); (e) sell or transfer, other than in the ordinary course of its business, mortgage, assign, pledge, lease, grant a security interest in, or encumber any of the Corporation’s assets or (f) enter into any agreement with respect to any of the foregoing. The Series A Preferred Stock does not have a preference upon any liquidation, dissolution or winding-up of the Company.
The Certificate of Designation includes a post-closing anti-dilution price protection for holders of Series A Preferred Stock whereby if, following completion of the Merger, the Company conducts any subsequent dilutive financing at an effective price per share below the Initial Issuance Price of $10.50 per underlying shares of common stock, the conversion ratio will be reset such that the number of common shares underlying each share of Preferred Stock will be equal to the product of 1,000 multiplied by a fraction, the numerator of which is the Initial Issuance Price and the denominator of which is the effective per share price such offering, provided that in no event will the denominator be less than the Floor Price of $3.75. Because the effective per share price of the Offering was less than the Floor Price in the Certificate of Designation, the conversion ratio of the Preferred Stock is now set at 2,800-1. The Certificate of Designation also contains a provision intended to prevent a holder of Preferred stock from engaging in short sales of Company common stock.
Following stockholder approval of the conversion of the Series A Preferred and Nasdaq approval of the Company’s initial listing application, each share of Series A Preferred Stock will be automatically converted into such number of shares of common stock issuable pursuant to the then prevailing conversion ratio, subject to adjustment and certain limitations, including that no holder, together with its affiliates, may convert shares of Series A Preferred Stock in excess of 4.99% of the then issued and outstanding common stock after giving effect to the issuance of shares in connection with the conversion (the “Beneficial Ownership Limitation”), subject to the each holder’s right, upon 61 days prior written notice to the Company, to increase the Beneficial Ownership Limitation to 9.99%.
Series B Preferred Stock
Holders of Series B Preferred Stock will be entitled to receive dividends on shares of Series B Preferred Stock equal to, on an as-if-converted-to-common-stock basis, and in the same form as dividends actually paid on shares of the Company’s common stock. Except as provided in the Series B Certificate of Designation or as otherwise required by law, the Series B Preferred Stock does not have voting rights. However, as long as any shares of Series B Preferred Stock are outstanding, the Company will not, without the affirmative vote of the holders of a majority of the then outstanding shares of the Series B Preferred Stock: (a) alter or change adversely the powers, preferences or rights given to the Series B Preferred Stock, or alter or amend the Series B Certificate of Designation, amend or repeal any provision of, or add any provision to, the Company’s Certificate of Incorporation or its Bylaws, or file any articles of amendment, certificate of designations, preferences, limitations and relative rights of any series of Preferred Stock, if such action would adversely alter or change the preferences, rights, privileges or powers of, or restrictions provided for the benefit of the Series B Preferred Stock, regardless of whether any of the foregoing actions will be by means of amendment to the Certificate of Incorporation or by merger, consolidation, recapitalization, reclassification, conversion or otherwise, (b) issue further shares of Series B Preferred Stock or increase or decrease (other than by conversion) the number of authorized shares of Series B Preferred Stock, (c) authorize, create or issue classes or series of equity securities other than Junior Securities; (d) authorize, create and/or issue any funded indebtedness (other than indebtedness already incurred); (e) sell or transfer, other than in the ordinary course of its business, mortgage, assign, pledge, lease, grant a security interest in, or encumber any of the Company’s assets or (f) enter into any agreement with respect to any of the foregoing. The Series B Preferred Stock does not have a preference upon any liquidation, dissolution or winding-up of the Company.
The Series B Preferred Stock is subject to both mandatory and optional redemption provisions. Fifty percent (50%) of the net proceeds received by the Company from any post-closing drawdowns and/or sales under Salarius’ At-the-Market Program with Ladenburg Thalmann & Co., Inc or equity line of credit with C/M Capital Master Fund, LP must be used to redeem outstanding shares of Series B Preferred Stock at the redemption price until all Series B Preferred Stock is fully redeemed. Additionally, the Company has the option to redeem all or any portion of the outstanding Series B Preferred Stock at any time following the closing of the merger. The initial redemption price per share of Series B Preferred Stock is the Initial Issuance Price multiplied by 1,000.
The Certificate of Designation includes a post-closing anti-dilution price protection for holders of Series B Preferred Stock whereby if, following completion of the Merger, the Company conducts any subsequent dilutive financing at an effective price per share below the Initial Issuance Price of $10.50 per underlying share of common stock, the conversion ratio will be reset such that the number of common shares underlying each share of Preferred Stock will be equal to the product of 1,000 multiplied by a fraction, the numerator of which is the Initial Issuance Price and the denominator of which is the effective per share price in such offering, provided that in no event will the denominator be less than the Floor Price of $3.75. Because the effective per share price of the Offering was less than the Floor Price in the Certificate of Designation, the conversion ratio is now set at 2,800-1. The Certificate of Designation also contains a provision intended to prevent a holder of Preferred stock from engaging in short sales of the Company’s common stock.
Following stockholder approval of the Series B Conversion Proposal and Nasdaq approval of the Company’s initial listing application (the “Conversion Approval Date”), holders of Series B Preferred stock may convert any or all of their preferred shares into Company common stock such that each share of Series B Preferred Stock will be converted into such number of shares of common stock issuable pursuant to the then prevailing conversion ratio, subject to adjustment and certain limitations, including that no holder, together with its affiliates, may convert shares of Series B Preferred Stock in excess of 4.99% of the then issued and outstanding common stock after giving effect to the issuance of shares in connection with the conversion (the “Beneficial Ownership Limitation”), subject to the each holder's right, upon 61 days prior written notice to the Company, to increase the Beneficial Ownership Limitation to 9.99% at the then existing conversion ratio. After the one-year anniversary of the Conversion Approval Date, the Series B Preferred Stock will automatically convert into shares of Company common stock at the same conversion ratio.
Management and Director Changes
In accordance with the Merger Agreement, on November 12, 2025, in connection with the closing of the Merger, Mr. Frederick E. Pierce was appointed to the Company’s Board of Directors as a Class II director to fill the vacancy created by the resignation of Dr. Bruce J. McCreedy, who resigned from the Board of Directors on November 12, 2025. Dr. McCreedy’s resignation was not due to any disagreement on any matter relating to the Company’s operations, policies or practices.
Also on November 12, 2025, the Company appointed Mr. Pierce as Chief Executive Officer, Dr. Barbara Hibner as Chief Scientific Officer, and Mr. Peter Marschel as Chief Business Officer.
In connection with the appointment of Mr. Pierce as Chief Executive Officer, Mr. Mark Rosenblum will no longer serve as the Company’s active Chief Executive Officer (or principal executive officer) effective November 12, 2025. Mr. Rosenblum will continue to serve the Company in his capacity as Executive Vice President and Chief Financial Officer (including as principal financial officer and principal accounting officer).

Transaction Bonus
On October 21, 2025, the Board of Directors of the Company approved the grant of a transaction bonus in the amount of $225,000 to the Company’s then-acting Chief Executive Office. Payment of the transaction bonus will be paid at or prior to the Company’s next payroll payment date following the closing of the Merger.
July 8, 2025 Special Meeting and Reverse Stock Split
Salarius’s special meeting of stockholders held on July 8, 2025, Salarius’ stockholders approved a proposal to remove the Exchange Cap under the ELOC Agreement so that Salarius can issue additional shares of common stock pursuant to the ELOC Agreement up to the maximum of $10 million of newly issued shares.
Salarius stockholders also approved an amendment to the Company’s Certificate of Incorporation, as amended, to effect a reverse stock split of the Company's common stock at a ratio in the range of 1:4 to 1:40, as determined by the Company’s Board of Directors (the “Board”), and with such reverse stock split to be effected at such time and date, if at all, as determined by the Board in its sole discretion. The Company effected a 1:15 reverse stock split on August 15, 2025.
Securities ELOC Agreement
On December 12, 2024, Salarius entered into a securities purchase agreement (the “ELOC Agreement”) with C/M Capital Master Fund, LP (the “Purchaser”), pursuant to which Salarius, subject to the restrictions and satisfaction of the conditions in the ELOC Agreement, has the right, but not the obligation, to sell to the Purchaser, and the Purchaser is obligated to purchase, up to the lesser of (i) $10 million of newly issued shares (the “Purchase Shares”) of Salarius’ common stock and (ii) the Exchange Cap (as defined in the ELOC Agreement). As consideration for the Purchaser’s execution and delivery of the ELOC Agreement, Salarius has agreed to issue to the Purchaser, simultaneously with the delivery of any and all Purchase Shares purchased under the ELOC Agreement, a number of shares of Salarius common stock equal to one percent (1%) of the number of Purchase Shares actually sold in each sale under the ELOC Agreement.(“Commitment Shares”).
In the third quarter of 2025, Salarius issued and sold 364,245 shares (the “Purchase Shares”) of its common stock to the Purchaser pursuant to the ELOC Agreement for an aggregate purchase price of $3.8 million. These issuances and sales were made following written notice delivered by Salarius to the Purchaser, directing the Purchaser to purchase the Purchase Shares. Salarius also issued 3,642 shares of its common stock to the Purchaser as commitment shares pursuant to the terms of the ELOC Agreement during the three month period ended September 30, 2025.
The Company issued 61,250 shares of common stock, and 612 Commitment Share, with proceeds of $0.2 million during the period subsequent to September 30, 2025 pursuant to the ELOC Agreement.
Securities Sales ATM Agreement
During the three months ended September 30, 2025, the Company issued 434,882 shares of common stock with gross proceeds of $2.4 million.
The Company issued 45,429 shares of common stock with gross proceeds of $0.2 million during the period subsequent to September 30, 2025
Entry into Promissory Note Agreements with Decoy Therapeutics, Inc.

On September 2, 2025, Salarius issued a promissory note (“Note 1”) to Decoy in the principal amount of $200,000. Note 1 bears interest at an annual rate of 0% and initially was set to mature on the earlier of (i) three business days following the closing of the transactions contemplated by the Merger Agreement and (ii) October 17, 2025. In the event of default, a penalty amount of $75,000 will be added to the principal balance, and interest will accrue and be payable on the revised principal amount at an annual rate of 18%. Salarius further extended the Note 1 maturity date to the earlier of three business days following the (i) closing of transaction contemplated by the Merger Agreement and (ii) November 30, 2025. Note 1 matures on November 17, 2025.
On October 1, 2025, Salarius issued a promissory note (“Note 2”) to Decoy in the principal amount of $100,000. Note 2 bears interest at an annual rate of 0% and initially was set to mature on the earlier of (i) three business days following the closing of transactions contemplated by the Merger Agreement and (ii) October 17, 2025. In the event of default, a penalty amount of $37,500 will be added to the principal balance, and interest will accrue and be payable on the revised principal amount at an annual rate of 18%. Salarius further extended the Note 2 maturity date to the earlier of three business days following the (i) closing of transactions contemplated by the Merger Agreement and (ii) November 30, 2025. Note 2 matures on November 17, 2025.
On October 6, 2025, Salarius issued a promissory note (“Note 3”) to Decoy in the principal amount of $270,000. Note 3 bears interest at an annual rate of 0% and initially was set to mature on the earlier of (i) three business days following the closing of the Merger Agreement and (ii) November 5, 2025. In the event of default, a penalty amount of $101,250 will be added to the principal balance, and interest will accrue and be payable on the revised principal amount at an annual rate of 18%. Salarius further extended the Note 3 maturity date to the earlier of three business days following the (i) closing of transactions contemplated by the Merger Agreement and (ii) November 30, 2025. Note 3 matures on November 17, 2025.
Nasdaq Compliance Update
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
On September 4, 2025, Salarius received a letter from the Nasdaq Hearings Panel (the “Hearings Panel”) of The Nasdaq Stock Market LLC (“Nasdaq”) notifying Salarius that it has regained compliance with the minimum bid price requirement set forth in Nasdaq Listing Rule 5550(a)(2) (the “Bid Price Rule”), as required by the Hearings Panel. To regain compliance with the Bid Price Rule, Salarius’ common stock was required to maintain a closing bid price of $1.00 per share or more for at least 10 consecutive business days.
Nasdaq further notified Salarius that it will be subject to a Mandatory Panel Monitor for a period of one year from September 4, 2025. If, within that one-year monitoring period, the Listing Qualifications Staff finds Salarius out of compliance with the Bid Price Rule that was the subject of the exception, the Staff will issue a delisting determination letter and Salarius will have the opportunity to request a hearing with the Hearings Panel.
On October 10, 2025, Salarius received a letter from the Hearings Panel notifying Salarius that it had regained compliance with the Equity Standard, as required by the Hearings Panel. Nasdaq further notified Salarius that it will be subject to a Mandatory Panel Monitor for a period of one year from October 10, 2025. If, within that one-year monitoring period, the Staff finds Salarius again out of compliance with the Equity Standard that was the subject of the exception, Salarius will not be permitted to provide the Staff with a plan of compliance with respect to that deficiency and the Staff will not be permitted to grant additional time for Salarius to regain compliance with respect to that deficiency, nor will the company be afforded an applicable cure or compliance period pursuant to Nasdaq Listing Rule 5810(c)(3). Instead, the Staff will issue a delisting determination letter and Salarius will have the opportunity to request a hearing with the Hearings Panel.
Results of Operations
Three months ended September 30, 2025 Compared to the Three months ended September 30, 2024
The following table sets forth the condensed consolidated results of our operations for the three months ended September 30, 2025 compared to September 30, 2024.

	Three months ended September 30,		$ Change
	2025	2024
Research and development expenses	$61,826	$137,234	$(75,408)
General and administrative expenses	833,304	869,237	(35,933)
Interest income, net and other	21,663	34,350	(12,687)
Net loss	$873,467	$972,121	$(98,654)

Research and Development Expenses
Research and development expenses decreased during the three months ended September 30, 2025 compared to the same period in 2024 primarily related to the cost-savings plan implemented in the third quarter of 2023 which included a significant reduction in operating personnel. We anticipate higher research and development expense after the closing of Merger as we advance the clinical development of the assets acquired in the Merger with Decoy.

	SP-2577		SP-3164
Research and development costs by candidates and by categories:	Three months ended September 30,
	2025	2024	2025	2024
Outsourced research and development costs	$30,111	$87,044	$5,250	$2,281
Manufacturing and laboratory costs	10,946	1,989	15,519	45,920
Total research and development costs	$41,057	$89,033	$20,769	$48,201
General and Administrative Expenses
General and administrative expenses were $0.8 million during the three months ended September 30, 2025, compared to $0.9 million for the three months ended September 30, 2024. The decrease is related to lower professional expense and personnel cost. We expect higher general and administrative expenses after the closing of Merger as we incorporate the Decoy business into the Salarius business.

Nine Months Ended September 30, 2025 Compared to Nine Months Ended September 30, 2024

The following table sets forth the condensed consolidated results of our operations for the nine months ended September 30, 2025 compared to September 30, 2024

	Nine months ended September 30		Change
	2025	2024
Research and development expenses	253,741	594,683	(340,942)
General and administrative expenses	3,325,649	3,650,920	(325,271)
Interest income(expense), net	38,565	133,759	(95,194)
Net loss	$3,540,825	$4,111,844	$(571,019)
Research and Development Expenses
Research and development expenses decreased during the nine months ended September 30, 2025 compared to the same period in 2024 primarily related to the cost-savings plan implemented in the third quarter of 2023 which included a significant reduction in operating personnel. We anticipate higher research and development expense after the closing of Merger as we advance the clinical development of the assets acquired in the Merger with Decoy.

	SP-2577		SP-3164
	Nine months ended September 30
	2025	2024	2025	2024
Outsourced research and development costs	102,398	258,417	5,250	56,609
Manufacturing and laboratory costs	101,131	75,205	44,962	204,452
Total research and development costs	$203,529	$333,622	$50,212	$261,061
General and Administrative Expenses
General and administrative expenses were $3.3 million during the nine months ended September 30, 2025, compared to $3.7 million for the six months ended September 30, 2024. The decrease is related to cost savings plan activities put in place in the third quarter of 2023 including lower personnel cost, lower insurance and facility expenses, which were partially offset by contracture separation costs of $0.5 million incurred and paid during the nine month period ended September 30, 2024 in connection with our former President and Chief Executive Officer ending his full-time employment and transitioning to a part-time consultant role, effective February 20, 2024 and higher professional expense related to the merger. There were no separation costs during the same period in 2025. We expect higher general and administrative expenses after the closing of Merger as we incorporate the Decoy business into the Salarius business.

Liquidity and Capital Resources
Overview
Since inception, we have incurred operating losses and we anticipate that we will continue to incur losses for the foreseeable future. We have not generated any cash inflows from product sales. We do not know when, or if, we will generate any revenue from product sales. We do not expect to generate any revenue from product sales unless and until we obtain regulatory approval for and commercialize any of our product candidates, all of which are in early stages of development.
We have no products approved for commercial sale and have not generated any revenue from product sales. We have never been profitable and have incurred operating losses in each year since inception. We had an accumulated deficit of $85.5 million as of September 30, 2025. Substantially all of our operating losses resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations.
The lack of revenue from product sales to date and recurring losses from operations since our inception raise substantial doubt as to our ability to continue as a going concern. We will continue to require substantial additional capital to continue our operation and clinical development activities and may need such additional capital sooner than 12 months. The amount and timing of our future funding requirements will depend on many factors, including our ability to raise additional capital on commercially reasonable terms, the pace and results of preclinical and clinical development activities, and market conditions. Failure to raise capital as and when needed, on favorable terms or at all, would have a negative impact on our financial condition and our ability to continue our operations.
As of September 30, 2025, cash and cash equivalents totaled $4.8 million, which were held in bank deposit accounts and a money market account. Working capital totaled $4.2 million as of September 30, 2025. Our cash and cash equivalents balance decreased during the nine months ended September 30, 2025, primarily due to cash used in operating activities offsetting the cash received from financing activities.

In the third quarter of 2025, Salarius issued and sold 364,245 shares (the “Purchase Shares”) of its common stock to the Purchaser pursuant to the ELOC Agreement an aggregate purchase price of $3.8 million. These issuances and sales were made following written notice delivered by Salarius to the Purchaser, directing the Purchaser to purchase the Purchase Shares. Salarius also issued 3,642 shares of its common stock to the Purchaser as commitment shares pursuant to the terms of the ELOC Agreement during the three month period ended September 30, 2025.
The Company issued 61,250 shares of common stock, and issued 612 shares of commitment share, with proceeds of $0.2 million during the period subsequent to September 30, 2025 pursuant to the ELOC Agreement.
During the three months ended September 30, 2025, the Company issued 434,882 shares of common stock with gross proceeds of $2.4 million pursuant to its ATM with Ladenburg.
The Company issued 45,429 shares of common stock with gross proceeds of $0.2 million during the period subsequent to September 30, 2025 pursuant to its ATM with Ladenburg.
On November 11, 2025, Salarius entered into an underwriting agreement (the “Underwriting Agreement”) with Ladenburg Thalmann & Co. Inc., as the sole underwriter (the “Representative”), relating to the issuance and sale in a public offering (the “November 2025 Offering”) of: (i) 2,514,335 shares of the Company’s common stock, par value $0.0001 per share, (ii) pre-funded warrants to purchase up to 2,152,331 shares of common stock, (iii) Series A warrants to purchase up to 4,666,666 shares of common stock, (iv) Series B warrants to purchase up to 4,666,666 shares of common stock, and (v) up to 699,999 additional shares of common stock, Series A warrants to purchase up to an additional 699,999 shares of common stock and Series B warrants to purchase up to an additional 699,999 shares of common stock that may be purchased pursuant to a 45-day option to purchase additional securities granted to the Representative by the Company. The Representative exercised this option on November 11, 2025 for 665,729 shares of common stock, Series A warrants to purchase up to 699,999 shares of common stock and Series B warrants to purchase up to 699,999 shares of common stock. The combined public offering price of each share of common stock, together with the accompanying Series A warrants and Series B warrants, was $1.50, less underwriting discounts and commissions. The combined public offering price of each pre-funded warrant, together with the accompanying Series A warrants and Series B warrants, was $1.4999, less underwriting discounts and commissions. The Offering, including the additional shares of common stock, Series A warrants and Series B warrants sold pursuant to the exercise of the Representative’s option, closed on November 12, 2025. The net proceeds from the Offering, including the additional shares of common stock, Series A warrants and Series B warrants sold pursuant to the exercise of the Representative’s option, after deducting underwriting discounts and commissions and other estimated Offering expenses payable by the Company and excluding any net proceeds from the exercise of the Series A warrants, Series B warrants and pre-funded warrants, were approximately $6.3 million.

We have approximately $13.3 million in cash and cash equivalents as of the date of this report and we believe such amount is sufficient to fund our current and restructured operations through the first quarter of 2027.
We will need to raise additional capital to continue to fund the further development of product candidates and our operations. We may be unable to raise additional funds or enter into such agreements or arrangements on favorable terms, or at all. Additionally, equity or debt financings may have a dilutive effect on the holdings of our existing stockholders. If we are unable to maintain sufficient financial resources, our business, financial condition and results of operations could be materially and adversely affected. If we are unable to raise additional funds when needed, we may be required to delay, reduce or eliminate our product development or future commercialization efforts.

Cash Flows

	Nine months ended September 30,
	2025	2024
Net cash (used in) provided by in:
Operating activities	$(3,690,700)	$(3,782,819)
Investing activities	(200,000)	—
Financing activities	6,265,852	1,166,938
Net increase (decrease) in cash and cash equivalents	$2,375,152	$(2,615,881)

Operating Activities
Net cash used in operating activities was $3.7 million in the current period, a decrease of approximately $0.1 million from the same period a year ago. The decrease is primarily due to lower operating expenses during the current period compared to the same period last year, and higher accounts payable and accrued expenses balances in the current period.

Investing Activities
Net cash used in investing activities was 0.2 million in the current period, mainly related to the short term promissory note to Decoy, there was no such activity during the prior period.
Financing Activities
Net cash provided by financing activities for the nine months ended September 30, 2025 was $6.3 million, mainly resulting from the Company's sale of common shares under the ATM and ELOC program offset by the repayments on notes payable for D&O insurance. Net cash used by financing activities for the nine months ended September 30, 2024 was $1.2 million, mainly resulting from the Company's sale of common shares under the ATM program offset by the repayments on notes payable for D&O insurance

Critical Accounting Policies and Estimates

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of September 30, 2025. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2025, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting

During the three months ended September 30, 2025, there was no significant change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to the Merger

Nasdaq may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

Currently, Salarius’ common stock is publicly traded on The Nasdaq Capital Market. On January 17, 2025, Nasdaq notified Salarius that the proposed transaction with Decoy constitutes a business combination that will result in a “Change of Control” pursuant to Listing Rule 5110(a) in connection with step two of the transaction and, accordingly, we will be required to satisfy all of Nasdaq’s initial listing criteria and to complete Nasdaq’s initial listing process, including the payment of all applicable fees. Salarius must complete the process prior to Salarius’ stockholder approval for the issuance of 20% or more of Salarius’ pre-transaction shares in connection with the conversion of the preferred shares issued at the closing of the merger into shares of common stock of Salarius.

We may never meet the Nasdaq initial listing standards and Salarius does not intend to submit the initial listing application and call the special meeting of stockholders to approve the conversion of the Preferred Stock into common stock until we expect to be able to meet the initial listing standards. If we submit the initial listing application but we fail to meet the Nasdaq initial listing requirements, then Nasdaq may notify us of its determination to delist the company’s securities based upon the failure to satisfy the criteria in the Nasdaq application.

Salarius cannot assure you that we will be able to meet those initial listing requirements. Even if our securities are so listed, Salarius may be unable to maintain the listing of its securities in the future. Salarius is subject to Mandatory Panel Monitor for a period of one year from the date of each respective Hearings Panel letter pursuant to which it regained compliance with the Bid Price Rule and Equity Standard. If, within that one-year monitoring period, the Listing Qualifications Staff finds Salarius out of compliance with the applicable rule that was the subject of the exception, the Staff will issue a delisting determination letter and Salarius will have the opportunity to request a hearing with the Hearings Panel. In order to continue listing our securities on Nasdaq following the Merger, we will be required to maintain certain financial, distribution and stock price levels. If Nasdaq delists Salarius’ securities from trading on its exchange and Salarius is not able to list its securities on another national securities exchange or regain compliance with Nasdaq, Salarius’s securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

•a limited availability of market quotations for its securities;

•reduced liquidity for its securities;
•a determination that our common stock is a “penny stock” which will require brokers trading in our common stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for Salarius’ securities;
•a limited amount of news and analyst coverage; and
•a decreased ability to issue additional securities or obtain additional financing in the future.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts states from regulating the sale of certain securities, which are referred to as “covered securities.” Since Salarius’ common stock is listed on Nasdaq, they are covered securities. Although states are preempted from regulating the sale of covered securities, the federal statute does allow states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then states can regulate or bar the sale of covered securities in a particular case. If Salarius was no longer listed on Nasdaq, its securities would not be covered securities and it would be subject to regulation in each state in which it offers its securities.

Risks Related to Decoy

Risks Related to Decoy’s Business

Decoy has never generated revenue from product sales and all of Decoy’s product candidates are currently in the preclinical stage, and Decoy may continue to incur significant losses for the foreseeable future and never generate revenue from product sales.

Decoy is a preclinical biopharmaceutical discovery and development company. Decoy plans to bring certain product candidates into the early stages of clinical development beginning in the first half of 2026, however its ability to do so will depend on factors beyond Decoy’s control, including its ability to raise capital and to effectively navigate the regulatory requirements, particularly those imposed by the FDA which are described elsewhere in these Risk Factors. Because of the need to proceed to and complete clinical trials, establish safety and efficacy and obtain regulatory approval, which is an expensive and time-consuming process, Decoy does not anticipate generating revenue from product sales for at least several years and will continue to sustain considerable losses during that time. Decoy may develop a partnership that could generate income sooner, but there is no guarantee that will be achievable.

Because Decoy has yet to generate revenue from product sales on which to evaluate its potential for future success and to determine if Decoy will be able to execute its business plan, it is difficult to evaluate Decoys’ prospects and the likelihood of success or failure of its business.

Decoy’s ability to generate revenue from product sales and achieve profitability depends on its ability, alone or with partners, to successfully complete the development of, obtain the regulatory approvals for and commercialize pharmaceutical product candidates. Decoy has no pharmaceutical product candidates that have proceed to clinical trials or generated any commercial revenue, does not expect to generate revenues from the commercial sale of pharmaceutical products for foreseeable future, and may never generate revenues from the sale of pharmaceutical products. Decoy’s ability to generate revenue and achieve profitability will depend on, among other things, the following:
•identifying and validating new therapeutic strategies;
•entering into and maintaining collaborations and relationships with large pharmaceutical or biotechnology companies;
•completing its research and preclinical development of pharmaceutical product candidates;
•initiating and completing clinical trials for pharmaceutical product candidates;
•seeking and obtaining regulatory marketing approvals for pharmaceutical product candidates that successfully complete clinical trials;
•establishing and maintaining supply and manufacturing relationships with third parties;
•launching and commercializing pharmaceutical product candidates for which Decoy obtains regulatory marketing approval with a partner or, if launched independently, successfully establishing a sales force, marketing and distribution infrastructure;
•maintaining, protecting, enforcing, defending and expanding its intellectual property portfolio; and

•attracting, hiring and retaining qualified personnel.

Because of the numerous risks and uncertainties associated with pharmaceutical product development, Decoy cannot predict the timing or amount of increased expenses and when it will be able to achieve or maintain profitability, if ever. Decoy’s expenses could increase beyond expectations if it is required by regulatory agencies to perform additional unanticipated studies and trials.

Even if one or more pharmaceutical product candidates Decoy independently develops is approved for commercial sale, Decoy anticipates incurring significant costs associated with commercializing any approved pharmaceutical product candidate. Moreover, even if Decoy can generate revenues from the sale of any approved pharmaceutical products, Decoy may not become profitable and may need to obtain additional funding to continue operations.

Because early-stage drug development requires major capital investment, as Decoy continues to incur operating losses, it will need to raise additional capital or form strategic partnerships to support its research and development activities in the future.

Decoy is still in the early stages of development of its product candidates, and has no products approved for commercial sale or presently in clinical trials. Decoy’s ability to proceed to and conduct clinical trials in a cost-effective manner and within the desired timeframes remains subject to uncertainties including the potential for supply chain shortages and difficulties in obtaining adequate participant enrollments which are common challenges faced in conducting clinical trials. Further, developing pharmaceutical products, including conducting preclinical studies and clinical trials, is capital-intensive. As a rule, research and development expenses increase substantially as product candidates are advanced toward clinical programs. If Decoy is able to advance its products to and through clinical trials, it may need to raise additional capital to support its operations and/or form partnerships, in addition to its existing collaborative alliances, which may give substantial rights to a partner. Such funding or partnerships may not be available to Decoy on acceptable terms, or at all. Moreover, any future financing may be very dilutive to Decoy’s existing stockholders.

As Decoy moves lead compounds through toxicology and other preclinical studies, also referred to as nonclinical studies, it has and will be required to file an IND or its equivalent in foreign countries, and as it conducts clinical development of product candidates, it may have adverse results that may cause Decoy to consume additional capital. Decoy’s partners may not elect to pursue the development and commercialization of Decoy’s product candidates subject to Decoy’s respective agreements with them. These events may increase Decoy’s development costs more than it expects. Decoy may need to raise additional capital or otherwise obtain funding through strategic alliances if it initiates clinical trials for new product candidates other than programs currently partnered. Decoy will require additional capital to obtain regulatory approval for, and to commercialize, product candidates.

In securing additional financing, such additional fundraising efforts may divert Decoy’s management’s attention from its day-to-day activities, which may adversely affect its ability to develop and commercialize product candidates. Decoy cannot guarantee that future financing will be available in sufficient amounts or on terms acceptable to Decoy, if at all. If Decoy cannot raise additional capital when required or on acceptable terms, it may be required to:
•accept terms that restrict its ability to issue securities, incur indebtedness, or otherwise raise capital in the future, or restrict its ability to pay dividends or engage in acquisitions;
•significantly delay, scale back or discontinue the development or commercialization of any product candidates;
•seek strategic alliances for research and development programs at an earlier stage than otherwise would be desirable or on terms less favorable than might otherwise be available; or
•relinquish or license on unfavorable terms, its rights to technologies or any product candidates Decoy otherwise would seek to develop or commercialize itself.
•
If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, Decoy will be prevented from pursuing development and commercialization efforts, which will have a material adverse effect on its business, operating results and prospects or may render us unable to continue operations.
Risks Related to the Discovery, Development and Commercialization of Product Candidates by Decoy

If any strategic alliances on which Decoy depends are unsuccessful or are terminated, Decoy may be unable to develop or commercialize certain product candidates and it may be unable to generate revenues from its development programs.

Decoy will likely need to use third-party alliance partners for financial, scientific, manufacturing, marketing and sales resources for the development and commercialization of its product candidates. Decoy also presently relies on a number of third party vendors for a variety of operational functions, including the provision of its technology infrastructure and other elements of its product candidate development programs as well as critical data storage and processing functions. These strategic alliances, if Decoy is able to enter into, foster and maintain them, will likely constrain its control over development and commercialization of its product candidates, especially once a candidate has reached the stage of clinical development. Decoy’s ability to recognize revenues from successful strategic alliances may be impaired by several factors including a partner shifting its priorities and resources away from Decoy, failing to perform under required standards or contractual terms, terminating the relationship with Decoy, entering into a dispute or litigation with Decoy or third parties or ceasing operations.

For example, Decoy relies and expects to continue to rely on third parties to conduct some aspects of its preclinical testing and on third-party CROs to conduct clinical trials. This reliance can materially delay Decoy’s research and developments efforts, and increase the costs of undertaking them. Further, any disputes that may arise from Decoy’s arrangements with CROs or contract manufacturing organizations (“CMOs”) may result in additional unexpected expenses and force Decoy’s management to allocate their limited time to seeking a resolution to the problem, which could materially adversely affect Decoy’s operations.

Additionally, Decoy’s reliance on third-party manufacturers to develop products and its anticipated reliance on third-party manufacturers to produce products it may develop in the future entail risks to which Decoy would not be subject if it supplied the materials needed to develop and manufacture its product candidates itself, including supply chain shortages, the inability to meet any product specifications and quality requirements consistently, a delay or inability to procure or expand sufficient manufacturing capacity, and a failure to comply with current “cGMP” and similar foreign standards. These events could lead to clinical study delays or failure to obtain regulatory approval or impact Decoy’s ability to successfully commercialize future products. Some of these events could be the basis for regulatory actions, including injunction, recall, seizure or total or partial suspension of production.

Termination of or other adverse development with respect to a strategic alliance may require Decoy to seek out and establish alternative strategic alliances with third-party partners. This may not be possible, including due to restrictions under the terms of Decoy’s collaborations, or Decoy may not be able to do so on terms acceptable to Decoy. If Decoy fails to establish alternative strategic alliances with third-party partners on terms acceptable to Decoy, or at all, it may be required to limit the size or scope of one or more of its programs or decrease its expenditures and seek additional funding by other means. Such events would likely have a material adverse effect on Decoy’s results of operations and financial condition.

Since Decoy expects to rely on third parties to conduct, supervise and monitor any future clinical trials, if those third parties fail to perform in a satisfactory manner and one that meets applicable regulatory, scientific and safety requirements, it may materially harm Decoy’s business.

If and when Decoy is able to proceed to clinical trial for a product candidate, it will rely on CROs and clinical trial sites to ensure the proper and timely conduct of its clinical trials. Decoy anticipates that Decoy or its partners will have limited influence over their actual performance. Nevertheless, Decoy or its partners will be responsible for ensuring that each of its clinical trials is conducted in accordance with its protocol, and that all legal, regulatory and scientific standards are met. Decoy’s reliance on the CROs does not relieve Decoy of its regulatory responsibilities.
Decoy, its partners and its CROs must comply with current Good Clinical Practices (“cGCPs”), as defined by the FDA and the International Conference on Harmonization, for conducting, recording and reporting the results of IND-enabling preclinical studies and clinical trials, to ensure that data and reported results are credible and accurate and that the rights, integrity and confidentiality of clinical trial participants are protected. The FDA enforces these cGCPs through periodic inspections of trial sponsors, principal investigators, and clinical trial sites. If Decoy or its CROs fail to comply with cGCPs, the clinical data generated in Decoy’s clinical trials may be deemed unreliable and the FDA or other regulators may require Decoy to perform additional clinical trials before approving any marketing applications. Decoy’s clinical trials will require a sufficiently large number of test subjects to evaluate the safety and effectiveness of a product candidate. If Decoy’s CROs fail to comply with these regulations or fail to recruit a sufficient number of patients, fail to recruit properly qualified patients or fail to properly record or maintain patient data, Decoy may be required to repeat such clinical trials, which would delay the regulatory approval process.

Decoy’s contracted CROs will not be Decoy’s employees, and Decoy cannot control whether they devote sufficient time and resources to Decoy’s clinical and nonclinical programs. These CROs may also have relationships with other commercial entities, including Decoy’s competitors, for whom they may also be conducting clinical trials, or other drug development activities that could harm Decoy’s competitive position. If Decoy’s CROs do not successfully carry out their contractual duties or obligations, fail to meet expected deadlines, or if the quality or accuracy of the clinical data they obtain is compromised due to failing to adhere to Decoy’s clinical protocols or regulatory requirements, or for any other reasons, Decoy’s clinical trials may be extended, delayed or terminated, and Decoy may not obtain regulatory approval for, or successfully commercialize its product candidates. Decoy’s financial results and the commercial prospects for such products and any product candidates it develops would be harmed, its costs could increase, and its ability to generate revenues could be delayed.

Decoy also expects to rely on other third parties to store and distribute drug products for any clinical trials it may conduct. Any performance failure by Decoy’s distributors could delay clinical development or marketing approval of its product candidates or commercialization of its products, if approved, producing additional losses and depriving Decoy of potential product revenue.

Because the approach Decoy is taking to discover and develop drugs is novel, it may never lead to marketable products.

Decoy is concentrating its therapeutic product research and development efforts on using its proprietary technology, and Decoy’s future success depends on the continued successful development of this technology and the products derived from it. Decoy has never commercialized any products. The scientific discoveries that form the basis for Decoy’s efforts to discover and develop drug product candidates are relatively new and unproven. The scientific evidence to support the feasibility of developing product candidates based on Decoy’s approach is limited. If Decoy does not successfully develop and commercialize drug product candidates based upon its technological approach, it may not become profitable and the value of its stock may decline.

Further, Decoy’s approach to drug development involves the use of artificial intelligence (“AI”) and computing software to identify potential molecules for further research and development processes. The use of AI is relatively novel, and the underlying technology continues to experience substantial changes with the passage of time and as considerable resources continue to be deployed in the market. Decoy is therefore subject to unique risks and uncertainties based on its reliance on and involvement in AI for its operations, including the risk of regulatory developments that may adversely affect or hinder its ability to use this technology or expose Decoy to potential liability arising from such use, the risk that competitors develop or deploy similar or superior systems in their operations that give them an advantage over Decoy, and the risk that the third parties on which Decoy relies for its technology and infrastructure fail to perform as needed or fail to protect its rights, technology, data and interests. Further, Decoy relies on a relatively small number of third parties for services and infrastructure related to its technology, and any loss or diminishment of any of those relationships could significantly harm its business, and Decoy may be unable to find a suitable replacement for those functions in a reasonable amount of time, on favorable terms or at all.

If Decoy does not succeed in its efforts to identify or discover additional potential product candidates, your investment may be lost.

The success of Decoy’s business depends primarily upon its ability to identify, develop and commercialize drug products, an extremely risky business. Decoy’s research programs may initially show promise in identifying potential product candidates, yet fail to yield product candidates for clinical development for several reasons, including:
•Decoy’s research methodology or that of its partners may be unsuccessful in identifying potential product candidates;
•potential product candidates may have harmful side effects or may have other characteristics that make the products unmarketable or unlikely to receive marketing approval; and
•Decoy or its partners may change their development profiles for potential product candidates or abandon a therapeutic area.

Such events may force Decoy to abandon its development efforts for a program or programs, which would have a material adverse effect on its business and could cause Decoy to cease operations. Research programs to identify new product candidates require substantial technical, financial, and human resources. Decoy may focus its efforts and resources on potential programs or product candidates that ultimately prove to be unsuccessful.

Because Decoy’s future commercial success depends on gaining regulatory approval for its products, Decoy cannot generate revenue without obtaining approvals.

Decoy’s long-term success and generation of revenue will depend upon the successful development of new products from its research and development activities, including those licensed or acquired from third parties. Product development is very expensive and involves a high degree of risk. Only a small number of research and development programs result in the commercialization of a product. For example, the FDA indicates that approximately 70% of drugs proceed past Phase 1 studies, 33% proceed past Phase 2, and just 25%-30% proceed past Phase 3 to Phase 4 which is the final phase in the FDA review and approval process for marketing therapeutic product candidates. The process for obtaining regulatory approval to market product candidates is expensive, usually takes many years, and can vary substantially based on the type, complexity, and novelty of the product candidates involved. Decoy’s ability to generate revenue would be adversely affected if Decoy is delayed or unable to successfully develop its products.

Decoy may also pursue and deploy substantial resources and time towards seeking accelerated or limited approval processes that it may be deemed to not qualify for or may otherwise not be granted, in which case those efforts and resources will have been lost, and a delay or inability to obtain the approval for the applicable product candidate may result.

Decoy cannot guarantee that any marketing application for its product candidates will be approved. If Decoy does not obtain regulatory approval of its products or Decoy is significantly delayed or limited in doing so, Decoy cannot generate revenue, and it may need to significantly curtail operations.

If Decoy is unable to successfully complete preclinical testing and clinical trials of its product candidates or experience significant delays in doing so, its business will be materially harmed.

Decoy has invested and intends to continue to invest a significant portion of its efforts and financial resources in the identification and preclinical development of product candidates that target select diseases, including viral diseases and colon cancer. Decoy’s ability to generate product revenues, which it does not expect will occur for many years, if ever, will depend heavily on the successful development and eventual commercialization of its product candidates.

The commercial success of Decoy’s product candidates will depend on several factors, including:
•successful completion of preclinical studies and clinical trials;
•receipt of marketing and pricing approvals from regulatory authorities;
•obtaining and maintaining patent and trade secret protection for product candidates;
•establishing and maintaining manufacturing relationships with third parties or establishing Decoy’s own manufacturing capability; and
•commercializing Decoy’s products, if and when approved, whether alone or in collaboration with others.

If Decoy does not achieve one or more of these factors in a timely manner or at all, it could experience significant delays or an inability to successfully complete development of, or to successfully commercialize, its product candidates, which would materially harm its business. Pharmaceutical products that do overcome the low probability of success of drug development and achieve commercialization often do not recoup their cost of capital. If Decoy is unable to design and develop each drug to meet a commercial need far in the future, the approved drug may become a commercial failure and Decoy’s investment in those development and commercialization efforts will have been commercially unsuccessful.

Decoy may be unable to demonstrate safety and efficacy of its product candidates to the satisfaction of regulatory authorities or it may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of its product candidates.

Before obtaining marketing approval from regulatory authorities for the sale of product candidates, Decoy or its partners must conduct extensive preclinical studies and clinical trials to demonstrate the safety and efficacy of the product candidates in humans. Clinical trials are expensive, difficult to design and implement, can take many years to complete and are uncertain as to outcome. A failure of one or more clinical trials can occur at any stage of testing. The outcome of preclinical studies and early clinical trials may not be predictive of the success of later clinical trials, and interim results of a clinical trial do not predict final results. For instance, Decoy has disclosed certain results regarding measles and the Nipah virus based on molecular dynamics modeling. However similar results from the molecular dynamics model may not be replicable in in vitro studies, in vivo studies and clinical trials. Moreover, preclinical, and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval for their products.

Events that may cause a delay or unsuccessful completion of clinical development include, among other things:
•delays in agreeing with the FDA or other regulatory authorities on final clinical trial design;
•imposition of a clinical hold following an inspection of a clinical trial operations or trial sites by the FDA or other regulatory authorities;
•delays in agreeing on acceptable terms with prospective contract research organizations, or CROs, and clinical trial sites;
•delays in obtaining required institutional review board approval at each clinical trial site;
•delays in recruiting suitable patients to participate in a trial;
•delays in the testing, validation, manufacturing and delivery of the product candidates to the clinical sites;
•delays in having patients complete participation in a trial or return for post-treatment follow-up;
•delays caused by patients dropping out of a trial due to product side effects or disease progression;
•clinical sites dropping out of a trial to the detriment of enrollment;
•negative or inconclusive results of clinical trials of product candidates;
•time and expenses required to add new clinical sites; or
•delays by contract manufacturers in producing and delivering sufficient supply of clinical trial materials.

If Decoy or its partners must conduct additional clinical trials or other testing of any product candidates beyond those that are contemplated, or are unable to successfully complete clinical trials or other testing of any of its product candidates, or if the results of these trials or tests are not positive or are only modestly positive or if there are safety concerns, Decoy or its partners may be subject to delays in or restriction from obtaining marketing approval for its product candidates, negative labeling and marketing requirements, additional post-marketing testing requirements, or actions by regulatory agencies to remove the product from a target market after obtaining marketing approval.

Decoy’s product development costs will also increase if Decoy experiences delays in testing or in obtaining marketing approvals. Decoy does not know whether any clinical trials will begin as planned, will need to be restructured or will be completed on schedule, if at all. Significant clinical trial delays also could shorten any periods during which Decoy may have the exclusive right to commercialize its product candidates or allow its competitors to bring products to market before Decoy does, which would impair its ability to successfully commercialize its product candidates and may harm its business and results of operations. Any inability to successfully complete preclinical and clinical development, whether independently or with Decoy’s partners, could cause additional costs to Decoy or impair its ability to generate revenues from its product candidates, including product sales, milestone payments, profit sharing or royalties.

Decoy’s product candidates may cause adverse effects or have other properties that could delay or prevent their regulatory approval or limit the scope of any approved label or market acceptance.

Adverse events (“AEs”) or serious adverse events (“SAEs”), that may be observed during clinical trials of Decoy’s product candidates could cause Decoy, other reviewing entities, clinical trial sites or regulatory authorities to interrupt, delay or halt such trials and could cause denial of regulatory approval. If AEs or SAEs are observed in any clinical trials of Decoy’s product candidates, including those Decoy’s partners may develop under alliance agreements, Decoy or its partners’ ability to obtain regulatory approval for product candidates may be negatively impacted.

Serious or unexpected side effects caused by an approved product could result in significant negative consequences, including the following:

•regulatory authorities may withdraw prior approval of the product or impose restrictions on its distribution in the form of a modified risk evaluation and mitigation strategy (“REMS”) which may restrict the manner in which the product can be distributed or administered;

•Decoy may be required to add labeling statements, such as warnings or contraindications;
•Decoy may be required to change the way the product is administered or conduct additional clinical trials;
•Decoy may decide or be forced to temporarily or permanently remove the affected product from one or more target markets or from the marketplace in general;
•Decoy could be sued and held liable for harm caused to patients; and
•Decoy’s reputation may suffer.
These events could prevent Decoy or its partners from achieving or maintaining market acceptance of the affected product and could substantially increase the costs of commercializing Decoy’s products and impair its ability to generate revenues from the commercialization of these products either by Decoy or by its partners.

Following regulatory approval for a product candidate, Decoy will still face extensive regulatory requirements and the approved product may face future development and regulatory difficulties.

Even if Decoy obtains regulatory approval in the United States or elsewhere, the applicable regulators may still impose significant restrictions on the indicated uses or marketing of its product candidates or impose ongoing requirements for potentially costly post-approval studies or post-market surveillance. The following discussion is based on United States law. Similar types of regulatory provision apply outside of the United States.

The holder of an approved new drug application (“NDA”) must monitor and report AEs and SAEs and any failure of a product to meet the specifications in the NDA. The holder of an approved NDA must also submit new or supplemental applications and obtain FDA approval for certain changes to the approved product, product labeling or manufacturing process. Advertising and promotional materials must comply with FDA rules and other applicable federal and state laws and are subject to FDA review.

Drug product manufacturers and their facilities are subject to payment of user fees and continual review and periodic inspections by the FDA and other regulatory authorities for compliance with cGMPs, and adherence to commitments made in the NDA. If Decoy or a regulatory agency discovers previously unknown problems with a product such as AEs or SAEs of unanticipated severity or frequency, or problems with the facility where the product is manufactured, a regulatory agency may impose restrictions on that product or the manufacturing facility, including requiring recall or withdrawal of the product from the market or suspension of manufacturing.

If Decoy or its partners fail to comply with regulatory requirements following approval of Decoy’s product candidates, a regulatory agency may:
•issue a warning letter asserting Decoy is in violation of the law;
•impose a REMS, or other restrictions on the manufacturing, marketing or use of the product;
•seek an injunction or impose civil or criminal penalties or monetary fines;
•suspend or withdraw regulatory approval;
•suspend any clinical trials Decoy may commence in the future;
•refuse to approve a pending NDA or supplements to an NDA submitted by Decoy;
•seize product; or
•refuse to allow Decoy to enter into supply contracts, including government contracts.

Decoy’s defense of any government investigation of alleged violations of law, or any lawsuit alleging such violations, could require decoy to expend significant time and resources and could generate negative publicity. Further, the FDA’s and other regulatory authorities’ policies may change, and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of Decoy’s product candidates or increase the cost of compliance. The occurrence of any event or penalty described above may prevent or inhibit Decoy’s ability to commercialize its products and generate revenues.

Decoy may not succeed in obtaining or maintaining necessary rights to drug compounds and processes for its development pipeline through acquisitions and in-licenses.

Decoy may be unable to acquire or in-license any compositions, methods of use, processes, or other third-party intellectual property rights from third parties it identifies. The licensing and acquisition of third-party intellectual property rights is a competitive area, and more established companies are also pursuing strategies to license or acquire third-party intellectual property rights Decoy may consider attractive. These established companies may have a competitive advantage over Decoy due to their size, cash resources and greater clinical development and commercialization capabilities.

Companies that perceive Decoy to be a competitor may be unwilling to assign or license rights to Decoy. Decoy also may be unable to license or acquire third-party intellectual property rights on terms that would allow Decoy to make an appropriate return on its investment. If Decoy is unable to successfully obtain rights to required third-party intellectual property rights, its business, financial condition, and prospects for growth could suffer.

Decoy’s product development programs are in the preclinical stage and Decoy faces significant competition from major companies who have developed or are developing vaccines or treatments for the diseases Decoy is targeting, and if Decoy fails to gain market share because its competitors develop and successfully commercialize vaccines or treatments, its business and future prospects could be materially and adversely affected.

Decoy may be unable to develop or proceed with the onerous regulatory requirements for clinical programs necessary to produce an effective therapy in a timely manner or at all. Additionally, Decoy is committing substantial financial and other resources to its drug development programs, which may occur at the expense of other potential drug candidate programs Decoy could have otherwise and thereby negatively impact such other programs. Even if Decoy does obtain FDA authorization for a therapeutic product, the FDA may subsequently rescind or limit such authorization as more information about the product, including its efficacy and side effects, becomes available. Further, a virus Decoy targets, such as COVID-19 which is highly mutative and a number of variants have already arisen, will render any product candidates it develops subject to the risk that a mutation will occur that produces a strain or strains of the virus to which such treatment has a diminished effect or is ineffective. If Decoy does develop a treatment that is effective against a current version of a disease, a later variant may arise that reduces or eliminates the product’s efficacy before Decoy is able to commercialize it. Further, if this occurs, one or more competitors’ products may be more effective against new variants than Decoy’s, resulting in a diminished market for Decoy’s products. If Decoy is unable to timely advance its programs, or if Decoy fails to gain or maintain a market share as a result of its competitors developing and successfully commercializing effective vaccines and therapies more quickly than Decoy does, its business and future prospects could be materially and adversely affected.
Further, because third parties may be developing competitive products without Decoy’s knowledge, Decoy may later learn that competitive products are superior to its product candidates which may force Decoy to terminate its research efforts of one or more product candidates. If in the future, Decoy learns of the existence of one or more competitive products, Decoy may be required to cease its development efforts for a product candidate. Any of these events may occur after Decoy has spent substantial sums in connection with the clinical research of one or more product candidates.

Decoy has limited experience in conducting and managing the preclinical development activities and clinical trials necessary to obtain approvals for marketing its product candidates, including approval by the FDA.

Decoy’s efforts to develop its product candidates are limited to a small number of product candidates aimed at treating a small number of viral diseases and colon cancer. To date, Decoy has not advanced any product candidates to clinical trials, and it may be unable to progress its product candidates through the preclinical stage and into clinical trials. Success in preclinical testing and early clinical trials does not ensure that later clinical trials will succeed, and favorable initial results from a clinical trial do not determine outcomes in subsequent clinical trials. The indications of use for which Decoy is pursuing development may have clinical effectiveness endpoints not previously reviewed or validated by the FDA or foreign regulatory authorities, which may complicate or delay its effort to obtain marketing approval. Decoy cannot guarantee that it will be able to proceed to clinical trials or that any future clinical trials will succeed. In fact, most compounds fail in clinical trials, even at companies far larger and more experienced than Decoy. If any preclinical or clinical trials yield adverse results, it could delay the development of the product candidate, force Decoy to cease pursuing the product candidate, or render it impossible or impracticable to proceed towards commercialization.

Decoy has not obtained marketing approval or commercialized any of its product candidates. Decoy may not successfully design or implement clinical trials required for marketing approval to market its product candidates. If Decoy is unsuccessful in conducting and managing its preclinical development activities or clinical trials or obtaining marketing approvals, it might not be able to commercialize its product candidates, or might be significantly delayed in doing so, which will materially harm its business.

Risks Related to Decoy’s Operations and Industry

If Decoy cannot obtain or protect intellectual property rights related to its future products and product candidates, it may not be able to compete effectively in its markets.

Decoy relies upon a combination of patents, trade secret protection and confidentiality agreements to protect the intellectual property related to its future products and product candidates. The strength of patents in the biotechnology and pharmaceutical field involves complex legal and scientific questions and can be uncertain. The patent applications Decoy owns or in-license may fail to result in patents with claims that cover the products in the United States or in other countries. There is no assurance that all potentially relevant prior art relating to Decoy’s patents and patent applications has been found; such prior art can invalidate a patent or prevent issuance of a patent based on a pending patent application. Even if patents do successfully issue, third parties may challenge their validity, enforceability or scope, which may cause such patents to be narrowed or invalidated. Even if unchallenged, Decoy’s patents and patent applications may not adequately protect Decoy’s intellectual property or prevent others from designing around Decoy’s claims.

If the patent applications Decoy holds or has in-licensed regarding its programs or product candidates fail to issue or if their breadth or strength of protection is threatened, it could dissuade companies from collaborating with Decoy to develop product candidates, and threaten its ability to commercialize products. Patents may not issue and issued patents may be found invalid and unenforceable or challenged by third parties. Since patent applications in the United States and most other countries are confidential for a period after filing, and some remain so until issued, Decoy cannot be certain that it was the first to invent a patent application related to a product candidate. In certain situations, if Decoy and one or more third parties have filed patent applications in the United States and claiming the same subject matter, an administrative proceeding can be initiated to determine which applicant is entitled to the patent on that subject matter. Patents have a limited lifespan. In the United States, the natural expiration of a patent is 20 years after it is filed, although various extensions may be available. The life of a patent, and the protection it affords, is limited. When the patent life has expired for a product, Decoy will become vulnerable to competition from generic medications attempting to replicate that product. Further, if Decoy encounters delays in regulatory approvals, the time during which decoy will be able to market and commercialize a product candidate under patent protection could be reduced.

In addition to patent protection, Decoy relies on trade secret protection and confidentiality agreements to protect proprietary know-how that is not patentable, processes for which patents are difficult to enforce and any other elements of its drug discovery and development processes that involve proprietary know-how, information or technology not covered by patents. Each of Decoy’s employees agrees to assign their inventions to Decoy through an employee inventions agreement. In addition, as a general practice, Decoy’s employees, consultants, advisors and any third parties who have access to Decoy’s proprietary know-how, information or technology enter into confidentiality agreements. Nonetheless, Decoy’s trade secrets and other confidential proprietary information may be disclosed and competitors may otherwise gain access to Decoy’s trade secrets or independently develop substantially equivalent information and techniques.

The laws of some foreign countries do not protect proprietary rights to the same extent or in the same manner as the laws of the United States. Decoy may encounter significant problems in protecting and defending its intellectual property both in the United States and abroad. Further, governments may in the future alter intellectual property rights in a manner adverse to Decoy or to its third-party collaborators, including actions taken at the international level.

If Decoy is unable to prevent material disclosure of the non-patented intellectual property related to its technologies to third parties, and there is no guarantee Decoy will have any such enforceable trade secret protection, Decoy may not be able to establish or maintain a competitive advantage in its market, which could materially adversely affect its business, results of operations and financial condition.

If third-party intellectual property infringement claims are asserted against Decoy, it may prevent or delay Decoy’s development and commercialization efforts and have a material adverse effect on its business and future prospects.

Decoy’s commercial success depends in part on Decoy avoiding infringement on the patents and proprietary rights of third parties. There is substantial litigation, both within and outside the United States, involving patent and other intellectual property rights in the biotechnology and pharmaceutical industries, including patent infringement lawsuits, interferences, oppositions, and reexaminations and other post-grant proceedings before the U.S. Patent and Trademark Office, and corresponding foreign patent offices. Numerous U.S. and foreign issued patents and pending patent applications, which are owned by third parties, exist in the fields in which Decoy and its partners are pursuing product candidates. As the biotechnology and pharmaceutical industries expand and more patents are issued, the risk increases that Decoy’s product candidates may be subject to claims of infringement of the patent rights of third parties.

Third parties may assert that Decoy is employing their proprietary technology or rights without authorization. There may be third-party patents or patent applications with claims to materials, formulations, methods of manufacture or methods for treatment related to the use or manufacture of Decoy’s product candidates. Because patent applications can take many years to issue, there may be patent applications currently pending that may later result in patents that Decoy’s product candidates may infringe upon. Third parties may obtain patents in the future and claim that use of Decoy’s technologies infringes on these patents. If any third-party patents were to be held by a court of competent jurisdiction to cover the manufacturing process of any of Decoy’s product candidates, any molecules formed during the manufacturing process or any final product itself, the holders of any such patents may be able to block Decoy’s ability to commercialize such product candidate unless Decoy obtained a license under the applicable patents, or until such patents expire. Similarly, if any third-party patents were to be held by a court of competent jurisdiction to cover aspects of Decoy’s formulations, processes for manufacture or methods of use, including combination therapy, the holders of any such patents may be able to block Decoy’s ability to develop and commercialize the applicable product candidate unless Decoy obtained a license or until such patent expires. In either case, such a license may not be available on commercially reasonable terms or at all.

Parties making intellectual property claims against Decoy may obtain injunctive or other equitable relief, which could block its ability to further develop and commercialize one or more of its product candidates. Defense of these claims, regardless of their merit, involves substantial litigation expense and diversion of Decoy’s management’s attention from its business. If a claim of infringement against Decoy succeeds, Decoy may have to pay substantial damages, possibly including treble damages and attorneys’ fees for willful infringement, pay royalties, redesign its infringing products or obtain one or more licenses from third parties, which may be impossible or require substantial time and monetary expenditure.

Because of the costs involved in defending patent litigation, Decoy may in the future lack the capital to defend its intellectual property rights.

Decoy may in the future be involved in lawsuits to protect or enforce its patents or the patents of its licensors, which could be expensive, time-consuming and unsuccessful.

Competitors may infringe on Decoy’s patents or the patents of its licensors. To counter such infringement or unauthorized use, Decoy may be required to file infringement claims, or it may be required to defend the validity or enforceability of such patents, which can be expensive and time-consuming. In an infringement proceeding, a court may decide that either one or more of Decoy’s patents or its licensors’ patents is not valid or is unenforceable or may refuse to stop the other party from using the technology at issue because Decoy’s patents do not cover that technology. An adverse result in any litigation or defense proceedings could put one or more of Decoy’s patents at risk of being invalidated or interpreted narrowly and could put its patent applications at risk of not being issued.

Interference proceedings provoked by third parties or brought by Decoy may be necessary to determine the priority of inventions regarding Decoy’s patents or patent applications or those of Decoy’s partners or licensors. An unfavorable outcome could require Decoy to cease using the related technology or to license rights to it from the prevailing party. Decoy’s business could be harmed if the prevailing party does not offer Decoy a license on commercially reasonable terms. Decoy’s defense or pursuit of litigation or interference proceedings may fail and, even if successful, may cause Decoy to incur substantial costs and distract the attention of its management and other employees. Decoy may not be able to prevent, alone or with its licensors, misappropriation of its intellectual property rights, particularly in countries where the laws may not protect those rights as fully as in the United States.

Because of the substantial amount of discovery required in intellectual property litigation, there is a risk that some of Decoy’s confidential information could be compromised by disclosure during this type of litigation. There could also be public announcements of the results of hearings, motions or other interim proceedings or developments. If securities analysts or investors perceive these results to be negative, it could have a material adverse effect on the price of Decoy’s common stock.

Decoy may need to obtain additional licenses to intellectual property rights from third parties.

Decoy may need to obtain additional licenses from third parties to advance its research or allow commercialization of its product candidates. Decoy may fail to obtain these licenses at a reasonable cost or on reasonable terms, if at all. In that event, Decoy would be unable to further develop and commercialize one or more of its product candidates, which could harm its business significantly. Decoy cannot provide any assurances that third-party patents do not exist that might be enforced against its products, resulting in either an injunction prohibiting its sales, or, with respect to its sales and other activities, an obligation on its part to pay royalties and/or other forms of compensation to third parties.

The licensing and acquisition of third-party intellectual property rights is a competitive practice, and companies that may be more established, or have greater resources than Decoy does, may also be pursuing strategies to license or acquire third-party intellectual property rights that Decoy may consider necessary or attractive in order to develop and commercialize its product candidates. More established companies may have a competitive advantage over Decoy due to their larger size and cash resources or greater clinical development and commercialization capabilities.

Decoy may not be able to successfully complete such negotiations and ultimately acquire the rights to the intellectual property surrounding product candidates that it may seek to acquire, in which case its business could be harmed.

Decoy may be subject to claims that its employees, consultants or independent contractors have wrongfully used or disclosed confidential information of third parties.

Decoy employs individuals previously employed at other biotechnology or pharmaceutical companies. Decoy may be subject to claims asserting that Decoy or its employees, consultants or independent contractors have inadvertently or otherwise used or disclosed confidential information of Decoy’s employees’ former employers or other third parties. Decoy may also be subject to claims that former employers or other third parties have an ownership interest in Decoy’s patents. Litigation may be necessary to defend against these claims. There is no guarantee of success in defending these claims, and if Decoy succeeds, litigation could cause substantial cost and be a distraction to its management and other employees.

Because Decoy faces significant competition from other biotechnology and pharmaceutical companies, its operating results will suffer if it fails to compete effectively.

The biotechnology and pharmaceutical industries are intensely competitive. Decoy has competitors both in the United States and internationally, including major multinational pharmaceutical companies, biotechnology companies and universities and other research institutions. Decoy’s competitors have substantially greater financial, technical and other resources, such as larger research and development staff and experienced marketing and manufacturing organizations. This enables them, among other things, to make greater research and development investments and efficiently utilize their research and development costs. Additional mergers and acquisitions in the biotechnology and pharmaceutical industries may cause even more resources being concentrated in Decoy’s competitors. Additionally, smaller or early-stage companies of which Decoy may not be aware could also prove to be material competitors, particularly through collaborative arrangements with larger, more well-established companies or by competing with Decoy for limited resources and strategic alliances with Decoy’s current or prospective partners. Competition may increase further because of advances in the commercial applicability of technologies and greater availability of capital for investment in these industries. Decoy’s competitors may develop, acquire or license drug products that are more effective or less costly than any product candidate Decoy may develop.

The programs Decoy is focusing on are in a preclinical stage and are targeted toward indications for which there are approved products on the market or product candidates in clinical development. Decoy will face competition from other drugs that are or will be approved for the same therapeutic indications. Decoy’s ability to compete successfully will depend largely on its ability to leverage its experience in drug discovery and development to discover and develop therapeutics superior to other products in the market, attract and retain qualified scientific, product development and commercial personnel, obtain and maintain patent and/or other proprietary protection for its technology platform and product candidates, obtain required regulatory approvals faster than competitors, and successfully collaborate with third parties with respect to these endeavors.

The availability of Decoy’s competitors’ products could limit the demand, and the price Decoy can charge, for any products it may develop and commercialize. Decoy will not achieve its business plan if the acceptance of its products is inhibited by price competition or the reluctance of physicians to switch from existing drug products to its products, or if physicians switch to other new drug products or reserve Decoy’s products for use in limited circumstances. Additionally, the biopharmaceutical industry is characterized by rapid technological and scientific change, and Decoy may not be able to adapt to these rapid changes to the extent necessary to keep up with competitors or at all. The inability to compete with existing or subsequently introduced drug products would have a material adverse impact on Decoy’s business, financial condition and prospects.

Established pharmaceutical companies may invest heavily to accelerate discovery and development of novel compounds or to in-license novel compounds that could make Decoy’s product candidates less competitive. Any new product that competes with an approved product must typically demonstrate advantages, such as in efficacy, convenience, tolerability or safety, to overcome price competition and to succeed. Decoy’s competitors may obtain patent protection, receive approval by FDA and/or foreign regulatory authorities or discover, develop and commercialize product candidates before Decoy does, which would have a material adverse impact on its business.

Decoy’s business could be negatively impacted by cybersecurity threats and other security threats and disruptions.

Because Decoy’s business relies on proprietary data and related technology and computer systems, it faces certain security threats, including threats to its information technology infrastructure, attempts to gain access to its proprietary or confidential information, threats to physical security, and domestic terrorism events. Decoy’s information technology networks and related systems are critical to the operation of its business and its research and development efforts. Decoy is also reliant on information technology systems operated by certain third parties, which generally face similar security threats and which third parties and their activities are beyond Decoy’s control. Cybersecurity threats in particular, are persistent, evolve quickly and include, but are not limited to, computer viruses, attempts to access information, denial of service and other electronic security breaches. Decoy believes that it has implemented appropriate measures and controls and invested in skilled information technology resources to appropriately identify threats and mitigate potential risks, but there can be no assurance that such actions will be sufficient to prevent disruptions to critical systems, the unauthorized release of confidential information or corruption of data. A security breach or other significant disruption involving these types of information and information technology networks and related systems could:

•disrupt the proper functioning of these networks and systems and therefore its operations and/or those of third parties on which Decoy relies;
•result in the unauthorized access to, and destruction, loss, theft, misappropriation or release of, Decoy’s proprietary, confidential, sensitive or otherwise valuable information, or that of third parties with which it collaborates or otherwise depends, which others could use to compete against Decoy or for disruptive, destructive or otherwise harmful purposes and outcomes;
•delay or compromise preclinical or clinical studies or the analysis and use of data collected in Decoy’s efforts to develop product candidates;
•require significant attention and resources of management and key personnel to remedy any damages or other adverse consequences that result;
•subject Decoy to claims for breach of contract, damages, credits, penalties or termination with respect to its relationships with third parties, or regulatory actions by governmental agencies; and
•damage Decoy’s reputation with industry participants, existing or prospective strategic alliances, and the public generally.

Certain of Decoy’s operations may have bearing on pandemic preparedness, national security and homeland defense, which increases the threat of cybersecurity attacks or incidents and the potential for losses, liability and other adverse consequences Decoy could incur or experience as a result. Companies are increasingly suffering damage from attacks by hackers and there is a general risk that adversaries in geopolitical conflicts such as those taking place in Ukraine and in the Middle East adopt widespread Internet hacking as a weapon, which hacking may ultimately affect Decoy. In the ordinary course of business, Decoy stores sensitive information, such as its intellectual property, including trade secrets and results of its research, and that of its suppliers and business partners, using online systems, and such information is sometimes transmitted via email correspondence. The secure maintenance and processing of this information is critical to Decoy’s research and development activities and future operations. Despite Decoy’s security measures, its information technology and infrastructure may be vulnerable to attacks by hackers or breaches due to employee error, malfeasance or other disruptions. Any such unauthorized access, disclosure, misappropriation or other loss of information could result in disruption of Decoy’s operations, including its existing and future research collaborations, and damage its reputation, which in its turn could harm its business and future results of operations. The data and software on which Decoy’s technology depends, as well as other information used in its operations, are trade secrets which are critical to its business, and any loss or unauthorized access or use thereof could materially harm its business.

Further, Decoy is or may become subject to data privacy laws and regulations that could be implicated in its operations, including due to the issues described above. The interpretation and application of consumer and data protection laws in the United States, Europe and elsewhere are often uncertain, contradictory and in flux. Among other things, federal, state and foreign privacy laws impose significant obligations on U.S. companies to protect the personal information of foreign and domestic citizens. It is possible that these laws may be interpreted and applied in a manner that is inconsistent with Decoy’s data practices, which could have a material adverse effect on its business. Complying with these various laws could cause Decoy to incur substantial costs or require Decoy to change its business practices in a manner adverse to its business.

Any of the foregoing events could have a material negative impact on Decoy’s business, financial condition and prospects.

Failure of Decoy’s information technology infrastructure to operate effectively could adversely affect its business.

Decoy depends on information technology infrastructure to pursue its business objectives and development efforts with respect to its product candidates. If a problem occurs that impairs this infrastructure, including as a result of an outage or malfunctioning of the hardware and software comprising or contributing to the information technology, the resulting disruption could impede Decoy’s ability to proceed with research objectives in a timely manner, or otherwise carry on business in the normal course. Any such events could cause Decoy to lose opportunities or progress with respect to product candidates or strategic alliances, and could require Decoy to incur significant expense to remediate.

The commercial success of Decoy’s product candidates will depend upon the acceptance of these product candidates by the medical community, including physicians, patients and healthcare payors.

Assuming one or more product candidates achieve regulatory approval and Decoy commences marketing such products, the market acceptance of any product candidates will depend on several factors, including:
•demonstration of clinical safety and efficacy compared to other products;
•the relative convenience, ease of administration and acceptance by physicians, patients and healthcare payors;
•the prevalence and severity of any adverse effects or serious adverse effects;
•limitations on marketing or warnings in the label approved by FDA and/or foreign regulatory authorities for such products;
•the timing of market introduction of Decoy’s products relative to competitive products and the availability of alternative treatments;
•pricing and cost-effectiveness;
•the execution and effectiveness of Decoy’s or any partners’ sales and marketing strategies;
•Decoy’s ability to obtain hospital formulary approval; and
•Decoy’s ability to obtain and maintain sufficient third-party payor coverage or reimbursement.

In addition, healthcare reform measures such as the ACA and future government initiatives could have the effect of reducing prices for products Decoy seeks to commercialize in the future, thereby reducing its prospects for revenue and profitability with respect to any such products.

If Decoy obtains regulatory approval for one product candidate, it expects sales to generate substantially all of its product revenues, and as such, the failure of such product to find market acceptance would adversely affect Decoy’s results of operations.

Due to the change in the United States presidency, Decoy and its industry face uncertainty including the potential for adverse regulatory developments, which may adversely affect Decoy’s business.

Decoy and its industry face uncertainty in regard to the regulatory environment Decoy will face as it proceeds with research and development, and possibly in the future commercialization, efforts following the election of the Republican presidential administration in November 2024. The administration and federal government could adopt or further regulation or legislation that adversely affects Decoy or creates a more challenging or costly environment to pursue the development and sale of new therapeutic products. For example, because one major goal of the new administration will be to cut spending in the federal government, the FDA could as a result face staff reductions, which could result in delays or limitations on Decoy’s ability to proceed with clinical programs and obtaining the requisite regulatory approvals in the future. Decoy also relies on federal grants for a portion of the funding for its research and development programs, which may be reduced or more difficult to access. Alternatively, state governments may attempt to address or react to changes at the federal level with changes to their own regulatory frameworks in a manner that is adverse to Decoy’s operations. Further, to the extent the federal government’s policies and regulatory framework operates to favor Decoy’s competitors, including larger pharmaceutical companies, more than Decoy in the future, it could limit Decoy’s ability to obtain approval for or obtain or maintain a market presence and commercialize products in the future. If Decoy or its partners become negatively impacted by future government laws or regulations due to the changes in the federal government as a result of the election, it could have a material adverse effect on Decoy and its operating results, in which case you could lose all or most of your investment.

If Decoy is unable to establish sales and marketing capabilities or enter into agreements with third parties to market and sell its product candidates, Decoy may be unable to generate any revenues from product sales.

Decoy does not have a team with experience in the sales, marketing and distribution of pharmaceutical products and the cost of establishing and maintaining such an organization may exceed the cost-effectiveness of doing so. To market any products that may be approved, Decoy must build its sales, marketing, managerial and other non-technical capabilities or arrange with third parties to provide these services.

Decoy’s current and future partners may not dedicate sufficient resources to the commercialization of Decoy’s product candidates or may otherwise fail in their commercialization efforts due to factors beyond Decoy’s control. If Decoy is unable to establish effective alliances to enable the sale of its product candidates to healthcare professionals and in geographical regions, including the United States, that will not be covered by Decoy’s own marketing and sales force, or if Decoy’s potential future strategic partners do not successfully commercialize the product candidates, Decoy’s ability to generate revenues from product sales will be adversely affected.

If Decoy is unable to establish adequate sales, marketing and distribution capabilities, whether independently or with third parties, it may not be able to generate sufficient product revenue and may not become profitable. Decoy will be competing with many companies that have extensive and well-funded marketing and sales operations. Without an internal team or the support of a third-party to perform marketing and sales functions, Decoy may be unable to compete successfully against these more established companies.

If Decoy obtains approval to commercialize any approved products outside of the United States, a variety of risks associated with international operations could materially adversely affect its business.

If any of Decoy’s product candidates are approved for commercialization, Decoy may enter into agreements with third parties to market them on a worldwide basis or in more limited geographical regions. Decoy expects its will be subject to additional risks related to entering into international business relationships, including:
•different regulatory requirements for drug approvals in foreign countries;
•reduced protection for intellectual property rights;
•unexpected changes in tariffs, trade barriers and regulatory requirements;
•economic weakness, including inflation, or political instability in foreign economies and markets;
•compliance with tax, employment, immigration and labor laws for employees living or traveling abroad;
•foreign taxes, including withholding of payroll taxes;
•foreign currency fluctuations, which could cause increased operating expenses and reduced revenues, and other obligations incident to doing business in another country;
•workforce uncertainty in countries where labor unrest is endemic;

•the impact of any war or hostilities such as those occurring in Ukraine and the Middle East;
•production shortages resulting from any events affecting raw material supply or manufacturing capabilities abroad; and
•business interruptions resulting from geopolitical actions, including war and terrorism, or natural disasters including earthquakes, typhoons, floods and fires.

If Decoy loses key management or scientific personnel, cannot recruit qualified employees, directors, officers, or other personnel or experience increases in its compensation costs, its business may materially suffer.

Decoy depends on principal members of its executive and research teams; the loss of whose services may adversely impact the achievement of its objectives. Decoy is highly dependent on certain key personnel, particularly Frederick Pierce, its Chief Executive Officer, Peter Marschel, its Chief Business Officer, Barbara Hibner, its Chief Scientific Officer, and Michael Lipp, its Chief Technology Officer. If Decoy loses the services of any of these individuals, it may be unable to locate replacements capable of performing these roles effectively, and any such individual will require high compensation in a competitive market for experienced and qualified personnel within Decoy’s industry. Decoy does not carry “key-man” life insurance on any of its employees or advisors. Furthermore, Decoy’s future success will also depend in part on the continued service of its key scientific and management personnel and its ability to identify, hire, and retain additional personnel. Decoy may not be able to attract and retain personnel on acceptable terms, as there is significant competition among numerous pharmaceutical companies for individuals with similar skill sets. Because of this competition, Decoy’s compensation costs may increase significantly. If Decoy loses key employees, its business may suffer.

Any relationships with customers and third-party payors may be subject, directly or indirectly, to federal and state healthcare fraud and abuse laws, false claims laws and health information privacy and security laws. If Decoy is unable to comply, or have not fully complied, with such laws, it could face criminal sanctions, civil penalties, contractual damages, reputational harm and diminished profits and future earnings.

If Decoy obtains FDA approval for any of its product candidates and commercialize those products in the United States, its operations may be directly, or indirectly through its customers, subject to various federal and state fraud and abuse laws, including, without limitation, the federal Anti-Kickback Statute and the federal False Claims Act. These laws may impact, among other things, Decoy’s proposed sales, marketing and education programs. Decoy may be subject to patient privacy regulation by the federal government and by the U.S. states and foreign jurisdictions in which Decoy conducts its business. The laws that may affect Decoy’s ability to operate include:
•the federal Anti-Kickback Statute, which prohibits, among other things, persons from knowingly and willfully soliciting, receiving, offering or paying remuneration, directly or indirectly, to induce, or in return for, either the referral of an individual, or the purchase or recommendation of an item or service for which payment may be made under a federal healthcare program, such as the Medicare and Medicaid programs;
•federal civil and criminal false claims laws and civil monetary penalty laws, which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment from Medicare, Medicaid, or other third-party payers that are false or fraudulent;
•the federal Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), which created new federal criminal statutes that prohibit executing a scheme to defraud any healthcare benefit program and making false statements relating to healthcare matters;
•HIPAA, as amended by the Health Information Technology and Clinical Health Act of 2009 , and its implementing regulations, which imposes certain requirements relating to the privacy, security and transmission of individually identifiable health information; and
•state and foreign law equivalents of each of the above federal laws, such as anti-kickback and false claims laws which may apply to items or services reimbursed by any third-party payer, including commercial insurers, and state and foreign laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts.

If Decoy’s operations are found to violate any of the laws described above or any other governmental regulations that apply to Decoy, Decoy may be subject to penalties, including, without limitation, civil and criminal penalties, damages, fines, possible exclusion from Medicare, Medicaid and other government healthcare programs, and curtailment or restructuring of its operations, which could adversely affect its ability to operate its business and its results of operations.

Because Decoy will face potential product liability as it further develops product candidates and more so if it can commercialize any product candidate, if claims are brought against Decoy, it may incur substantial liability and costs.

Using Decoy’s product candidates in clinical trials and the sale of any products for which it obtains marketing approval will expose Decoy to the risk of product liability claims. Product liability claims might be brought against Decoy by consumers, healthcare providers, pharmaceutical companies or others selling or otherwise coming into contact with Decoy’s products. These claims may allege that Decoy’s products caused harm to them and/or that any adverse side effects or outcomes were not adequately disclosed or labelled. If Decoy cannot successfully defend against product liability claims, it could incur substantial liability and costs. Regardless of merit or eventual outcome, product liability claims may cause:
••impairment of Decoy’s business reputation;
••withdrawal of clinical trial participants;
••costs due to related litigation;
••distraction of management’s attention from Decoy’s primary business;
••substantial monetary awards to patients or other claimants;
••regulatory scrutiny and product recalls, withdrawals or labeling, marketing or promotional restrictions;
••the inability to commercialize Decoy’s product candidates; and
••decreased demand for Decoy’s product candidates, if approved for commercial sale.

Insurance coverage is becoming increasingly expensive and Decoy may not be able to maintain insurance coverage at a reasonable cost or in sufficient amounts to protect Decoy against losses due to liability. If and when Decoy obtains marketing approval for product candidates, Decoy intends to expand its insurance coverage to include the sale of commercial products; however, Decoy may be unable to obtain product liability insurance on commercially reasonable terms or in adequate amounts. Occasionally, large judgments have been awarded in class action lawsuits based on drugs that had unanticipated adverse effects. A successful product liability claim or series of claims brought against Decoy could cause its stock price to decline and, if judgments exceed Decoy’s insurance coverage, could adversely affect its results of operations and business.

If Decoy fails to comply with applicable laws and regulations, including environmental, health and safety laws and regulations, it could become subject to fines or penalties or incur costs that could have a material adverse effect on its business.

Decoy is subject to numerous environmental, health and safety laws and regulations, including those governing laboratory procedures and the handling, use, storage, treatment and disposal of hazardous materials and wastes, and the treatment of animals used in research. Decoy’s operations involve using hazardous and flammable materials, including chemicals and biological materials. Decoy’s operations also produce hazardous waste products. Decoy generally contracts with third parties for the disposal of these materials and wastes. Decoy cannot eliminate the risk of contamination or injury from these materials. If contamination occurs or injury results from Decoy’s use of hazardous materials, Decoy could be held liable for any resulting damages, and any liability could exceed its resources. Decoy also could incur significant costs associated with civil or criminal fines and penalties.

The Federal Occupational Safety and Health Administration has established extensive requirements relating to workplace safety for health care employers, including clinical laboratories, whose workers may be exposed to pathogens such as those Decoy aims to treat. These requirements, among other things, require work practice controls, protective clothing and equipment, training, medical follow-up, vaccinations and other measures designed to minimize exposure to, and transmission of, blood-borne pathogens. In addition, the Needlestick Safety and Prevention Act requires, among other things, that Decoy includes in its safety programs the evaluation and use of engineering controls such as safety needles if found to be effective at reducing the risk of needlestick injuries in the workplace.

Although Decoy’s workers’ compensation insurance may cover Decoy for costs and expenses, Decoy may incur additional costs due to injuries to its employees resulting from the use of hazardous materials or other work-related injuries, and this insurance may not provide adequate coverage against other potential liabilities. Decoy may incur substantial costs to comply with current or future environmental, health and safety laws and regulations. These current or future laws and regulations may impair Decoy’s research, development or production efforts. Failure to comply with these laws and regulations also may cause substantial fines, penalties or other sanctions.

Business interruptions resulting from pandemics, natural disasters and adverse weather events could cause delays in research and development of Decoy’s product candidates.

Decoy and third parties on which Decoy relies upon are vulnerable to natural disasters such as earthquakes, tornados, severe storms, hurricanes, tsunamis, and fires, as well as other events that could disrupt Decoy’s operations and cause delays in research and development of its product candidates. Decoy does not carry insurance for natural disasters or similar events, and it may not carry sufficient business interruption insurance to compensate for losses that may occur. Any losses or damages Decoy incurs could have a material adverse effect on its operations.

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

Between July 1, 2025 and September 30, 2025, Salarius issued and sold 364,245 Purchase Shares to the Purchaser pursuant to the ELOC Agreement at a weighted average exercise price of $8.55 for an aggregate purchase price of $3.8 million These issuances and sales were made following written notice delivered by Salarius to Investor, directing Investor to purchase the Purchase Shares. Salarius also issued 3,642 shares of its common stock to the Purchaser as commitment shares pursuant to the terms of the ELOC Agreement.

Other than as described above or as previously disclosed on our Current Reports on Form 8-K or Quarterly Reports on Form 10-Q filed with the SEC, we did not issue any unregistered equity securities during the three months ended September 30, 2025.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
Not Applicable

Item 5.	Other Information

During the fiscal quarter ended September 30, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (in each case, as defined in Item 408 of Regulation S-K).

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

2.6
Amendment No. 5 to the Agreement and Plan of Merger, dated as of September 17, 2025, by and among Salarius Pharmaceuticals, Inc., Decoy Therapeutics, Inc., Decoy Therapeutics MergerSub I, Inc., and Decoy Therapeutics MergerSub II, LLC (incorporated by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K filed with the SEC on September 18, 2025).

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
3.6
Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Salarius Pharmaceuticals, Inc., effective June 14, 2024, incorporated by reference to Exhibit 3.1 of the Form 8-K filed on June 14, 2024

3.7
Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Salarius Pharmaceuticals, Inc., effective August 15, 2025 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 15, 2025)

3.8
Form of Certificate of Designation of Series A Non-Voting Convertible Preferred Stock (incorporated by reference to Exhibit 2.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 18, 2025)

3.9
Form of Certificate of Designation of Series B Non-Voting Convertible Preferred Stock (incorporated by reference to Exhibit 2.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 18, 2025).

3.10	Form of Series A Warrant (incorporated by reference to Exhibit 4.12 to the Company’s Form S-1/A, as filed with the Securities and Exchange Commission on October 21, 2025).
3.11	Form of Series B Warrant (incorporated by reference to Exhibit 4.13 to the Company’s Form S-1/A, as filed with the Securities and Exchange Commission on October 21, 2025).

3.12	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.9 to the Company’s Form S-1/A, as filed with the Securities and Exchange Commission on October 21, 2025).
3.13	Form of Representative Warrant (incorporated by reference to Exhibit 4.10 to the Company’s Form S-1, as filed with the Securities and Exchange Commission on October 21, 2025).
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934
10.1	Form of Decoy Note Conversion Agreement (incorporated by reference to Exhibit 10.32 to the Company’s Form S-1, as filed with the Securities and Exchange Commission on October 21, 2025).
10.2
Form of Decoy Series A Amended and Restated Note Conversion Agreement (incorporated by reference to Exhibit 10.33 to the Company’s Form S-1, as filed with the Securities and Exchange Commission on October 21, 2025).

10.3
Form of Decoy Series B Amended and Restated Note Conversion Agreement (incorporated by reference to Exhibit 10.34 to the Company’s Form S-1, as filed with the Securities and Exchange Commission on October 21, 2025).

10.4
Grant Agreement, dated September 9, 2021, by and between Decoy Therapeutics, Inc. and The Gates Foundation (formerly known as the Bill & Melinda Gates Foundation) (incorporated by reference to Exhibit 10.26 to the Company’s Form S-1, as filed with the Securities and Exchange Commission on October 21, 2025).

10.5
Amendment 1 to Grant Agreement, dated August 29, 2023, by and between Decoy Therapeutics, Inc. and The Gates Foundation (formerly known as the Bill & Melinda Gates Foundation) (incorporated by reference to Exhibit 10.27 to the Company’s Form S-1, as filed with the Securities and Exchange Commission on October 21, 2025).

10.6
Amendment 2 to Grant Agreement, dated February 26, 2025, by and between Decoy Therapeutics, Inc. and The Gates Foundation (formerly known as the Bill & Melinda Gates Foundation) (incorporated by reference to Exhibit 10.28 to the Company’s Form S-1, as filed with the Securities and Exchange Commission on October 21, 2025).

10.7
Letter Agreement, dated January 31, 2023, by and between Decoy Therapeutics Inc. and Johnson & Johnson Innovation LLC (incorporated by reference to Exhibit 10.29 to the Company’s Form S-1, as filed with the Securities and Exchange Commission on October 21, 2025).

10.8
Letter Agreement, dated July 28, 2023, by and between Decoy Therapeutics, Inc. and Johnson & Johnson Innovation LLC (incorporated by reference to Exhibit 10.30 to the Company’s Form S-1, as filed with the Securities and Exchange Commission on October 21, 2025).

10.9
Letter Agreement, dated March 11, 2024, by and between Decoy Therapeutics, Inc. and Johnson & Johnson Innovation LLC (incorporated by reference to Exhibit 10.31 to the Company’s Form S-1, as filed with the Securities and Exchange Commission on October 21, 2025).

10.10
Warrant Agency Agreement, dated November 12, 2025, by and between the Company and Equiniti Trust Company, LLC. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 13, 2025).

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
101.0
The following materials from Salarius Pharmaceuticals, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, formatted in XBRL (eXtensible Business Reporting Language):(i) Unaudited Condensed Consolidated Balance Sheets, (ii) Unaudited Condensed Consolidated Statements of Operations (iii) Unaudited Condensed Consolidated Statements of Stockholders' Equity (Deficit), (iv) Unaudited Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Unaudited Consolidated Financial Statements.

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

SALARIUS PHARMACEUTICALS, INC.

		By:	/s/ Frederick E. Pierce
Frederick E. Pierce Chief Executive Officer (Principal Executive Officer)

		By:	/s/ Mark J. Rosenblum
Mark J. Rosenblum Chief Financial Officer and Executive Vice President of Finance (Principal Financial Officer and Principal Accounting Officer)

Date:	November 14, 2025