Form 10-K/A
period 2025-12-31
Decoy Therapeutics Inc.
filed 2026-04-30
CIK 1615219

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

As of April 27, 2026, there were 531,968 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

DECOY THERAPEUTICS INC.

EXPLANATORY NOTE

Decoy Therapeutics Inc. (the “Company,” “we,” “us” or “our”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2025, originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 31, 2026 (the “Original 10-K”), solely for the purpose of including the information required by Items 10 through 14 of Part III of Form 10-K. This information was previously omitted from the Original 10-K in reliance on General Instruction G(3) to Form 10-K, which permits the information in the above-referenced items to be incorporated in the Original 10-K by reference from the Company’s definitive proxy statement so long as such proxy statement is filed no later than 120 days after the Company’s fiscal year-end. The Company is filing this Amendment to include the Part III information in the Original 10-K because it will not file a definitive proxy statement containing such information within 120 days after the end of the fiscal year covered by the Original 10-K.

This Amendment amends and restates in their entirety Items 10 through 14 of the Original 10-K. Except as described above, this Amendment does not amend, update or change any other items or disclosures in the Original 10-K and does not reflect events occurring after the filing of the Original 10-K. Accordingly, this Amendment should be read in conjunction with the Original 10-K and the Company’s other filings made with the SEC subsequent to the filing of the Original 10-K. Defined terms used, but not defined, herein have the meanings ascribed to them in the Original 10-K. Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), this Amendment also contains new certifications by the Company’s principal executive officer and principal financial officer as required by Section 302 of the Sarbanes-Oxley Act of 2002. Item 15(a)(3) of Part IV of the Original 10-K is amended to include the currently dated certifications as exhibits. No financial statements are included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K; accordingly, paragraphs 3, 4 and 5 of the certifications have been omitted. Similarly, because no financial statements have been included in this Amendment, certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 have been omitted.

On November 12, 2025, the Company (then known as Salarius Pharmaceuticals, Inc.) completed its previously announced merger transaction (the “Merger”) with Decoy Therapeutics, Inc. (“Legacy Decoy”) pursuant to the Agreement and Plan of Merger, dated as of January 10, 2025, as amended. On January 8, 2026, the Company changed its legal name from “Salarius Pharmaceuticals, Inc.” to “Decoy Therapeutics Inc.” Except where the context otherwise requires or where otherwise indicated, all historical references to “Salarius” in this Amendment refer to the Company prior to the name change. All share and per share amounts set forth in this Amendment have been adjusted to reflect the 1-for-15 reverse stock split effected on August 15, 2025 and the 1-for-12 reverse stock split effected on March 6, 2026.

DECOY THERAPEUTICS INC.

FORM 10-K/A

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2025

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors

Our board of directors (the “Board of Directors”) currently consists of seven (7) directors which are divided into three classes: Class I, Class II and Class III. Each class has a three-year term:

•
Class I directors are Arnold C. Hanish and William K. McVicar and their terms will expire at the annual meeting of stockholders to be held in 2028.
•
Class II directors are David J. Arthur, Jonathan Lieber and Frederick E. Pierce and their terms will expire at the annual meeting of stockholders to be held in 2026.
•
Class III directors are Tess Burleson and Paul Lammers and their terms will expire at the annual meeting of stockholders to be held in 2027.

Any additional directorships resulting from an increase in the number of directors will be distributed among the three classes so that, as nearly as possible, each class will consist of one-third of the directors. The division of our Board of Directors into three classes with staggered three-year terms may delay or prevent a change of our management or a change in control of the Company. Our directors may be removed for cause by the affirmative vote of the holders of at least two-thirds of our voting stock of the capital stock issued and outstanding then entitled to vote at an election of directors.

In accordance with that certain Agreement and Plan of Merger, dated as of January 10, 2025, as amended (the “Merger Agreement”), on November 12, 2025, in connection with the closing of the Merger (as defined below), Mr. Frederick E. Pierce was appointed to the Board of Directors as a Class II director to fill the vacancy created by the resignation of Dr. Bruce J. McCreedy, who resigned from the Board of Directors on November 12, 2025. Dr. McCreedy’s resignation was not due to any disagreement on any matter relating to the Company’s operations, policies or practices.

The following table sets forth the name, age and committee appointments of each of the Company’s current directors as of April 30, 2026:

Name	Age	Position
Frederick E. Pierce(1)	64	Chief Executive Officer and Director
William K. McVicar	68	Chair
David J. Arthur	63	Director
Tess Burleson(2)(3)(4)	59	Director
Arnold C. Hanish(2)(4)	78	Director
Paul Lammers(4)	68	Director
Jonathan Lieber(2)(3)	56	Director

(1)
Mr. Pierce was appointed to the Board of Directors on November 12, 2025 to fill the vacancy created by the resignation of Dr. Bruce J. McCreedy.
(2)
Member of the Audit Committee.
(3)
Member of the Nominating and Corporate Governance Committee.
(4)
Member of the Compensation Committee.

The names of the nominees and certain biographical information about each current director, including a description of his or her business experience, qualifications, education and skills that led the Board of Directors to conclude that such individual should serve as a member of the Board of Directors, are set forth below:

Class I Directors

Arnold Hanish

Mr. Hanish has served as a member of the Board of Directors since July 2019. Mr. Hanish served in various management roles at Eli Lilly and Company, a pharmaceutical company, including Vice President and Chief Accounting Officer. Prior to Eli Lilly and Company, Mr. Hanish held numerous positions at Arthur Young & Company (currently Ernst & Young) from 1970 to 1984, including being the Director of Tax in the Indianapolis office from 1979 to 1984. Mr. Hanish served as a member of the Deloitte and Touche, LLP, a professional services company, Audit Quality Review Council from 2013 to 2023. In addition, since September 2012, Mr. Hanish has served on the board of directors of Omeros Corporation (Nasdaq: OMER), a biopharmaceutical company, and chairs its Audit Committee. From 2007 to 2010, Mr. Hanish served as the Chairperson of the Financial Executives International Committee on Corporate Reporting and was on their SEC and Public Company Accounting Oversight Board (“PCAOB”) subcommittees. In 2016, Mr. Hanish was inducted into the Financial Executives International Hall of Fame. From 2004 to 2008 and again in 2011 and 2012, Mr. Hanish was a member of the Standing Advisory Group of the PCAOB, a nonprofit audit oversight organization. Since 2010, Mr. Hanish has served on the Dean of the College of Business’s Business Advisory Council and recently received the Distinguished Service Award from the college of business at the University of Cincinnati. Mr. Hanish earned a B.B.A. in Accounting from the University of Cincinnati and is a licensed CPA in Indiana and Ohio.

The Board of Directors believes that Mr. Hanish is qualified to serve on the Board of Directors as a result of his experience in the pharmaceutical industry, as well as deep experience in accounting and public company financial matters.

William McVicar, Ph.D.

Dr. McVicar has served as a member of the Board of Directors since the completion of the reverse acquisition in July 2019. Prior to completion of the acquisition, Dr. McVicar served as a member of the board of directors of Flex Pharma, Inc. (“Flex Pharma”) since August 2017, and served as its chief executive officer from July 2017 to July 2019. Dr. McVicar joined Flex Pharma in April 2017 as President of Research & Development. Prior to joining Flex Pharma, Dr. McVicar also serves as president and CEO of Neuromity Therapeutics, LLC since November 2021 and serves as Chief Operating Officer (acting) at Satellos Biosciences, Inc. since July 2020. Additionally, Dr. McVicar served as Executive Vice President of pharmaceutical development, chief scientific officer and president during his tenure at Inotek Pharmaceuticals Corporation from September 2007 to April 2017. Dr. McVicar also held various positions at Sepracor, Inc., Novartis AG and RPR Gencell, the Gene and Cell Therapy Division of Rhone Poulenc Rorer. Dr. McVicar earned his B.S. in Chemistry from the State University of New York College at Oneonta and his Ph.D. in Chemistry from the University of Vermont.

The Board of Directors believes that Dr. McVicar is qualified to sit on the Board of Directors due to his over 30 years of biologic and drug development experience and his experience as a senior executive.

Class II Directors

David J. Arthur

Mr. Arthur served as the Company’s President and Chief Executive Officer from July 2019 until August 17, 2025, and he has served as a director since July 2019. Mr. Arthur served as the Chief Executive Officer of the Company’s predecessor entity beginning in November 2015 and as a manager of such predecessor’s board of managers beginning in January 2017. Mr. Arthur’s full-time employment with the Company ended, effective February 2024, and he thereafter continued to serve as Chief Executive Officer in his role as a part-time consultant until August 17, 2025, following which Mr. Rosenblum was appointed as the Company’s Acting Chief Executive Officer and Mr. Arthur continued to serve as a director. From January 2012 to October 2015, Mr. Arthur served as managing director of Dacon Pharma, LLC, a life science focused strategy, planning and evaluation company. From 1990 to 2010, Mr. Arthur served in a number of executive roles at Eli Lilly and Company and from 2010 to 2011 served in executive roles with Boehringer

Ingelheim GmbH. Mr. Arthur earned a B.S. in Chemical Engineering from North Carolina State University and an M.B.A. from the Duke University Fuqua School of Business.

The Board of Directors believes that Mr. Arthur’s past experience as the Company’s Chief Executive Officer, and his past experience as a life sciences executive and as a committee chairman and member on the executive committees of a variety of major pharmaceutical alliances, including Eli Lilly/BioMS, Eli Lilly/Amylin and Boehringer Ingelheim/Eli Lilly, qualify him to serve on the Board of Directors.

Jonathan Lieber

Mr. Lieber has served as a member of the Board of Directors since June 2020. Since February 2023, he has served as Chief Financial Officer and Treasurer of Rallybio Corporation (Nasdaq: RLYB), a clinical-stage biotechnology company committed to identifying and accelerating the development of life-transforming therapies for patients with severe and rare diseases. From September 2021 until its sale in November 2022, he served as Chief Financial Officer of Applied Genetic Technologies Corporation (Nasdaq: AGTC), a clinical stage biotechnology company focused on the development and commercialization of adeno-associated virus (AAV)-based gene therapies for the treatment of rare and debilitating diseases. From December 2018 through September 2021, Mr. Lieber served as a Managing Director of Danforth Advisors LLC, a firm that provides strategic CFO advisory and outsourced accounting services to healthcare companies. In that capacity, he served as interim CFO for several private and public healthcare companies. From July 2015 through September 2019, Mr. Lieber was Chief Financial Officer of Histogenics Corporation (Nasdaq: HSGX) a cell therapy company developing products for the orthopedics market. Mr. Lieber received an M.B.A. in finance from the Stern School of Business of New York University and a B.S. in business administration from Boston University.

The Board of Directors believes that Mr. Lieber is qualified to serve on the Board of Directors due to his experience in the healthcare industry, which will enable him to contribute important strategic insights to the Company.

Frederick E. Pierce

Mr. Pierce has served as a member of the Board of Directors and as the Company’s Chief Executive Officer since November 12, 2025. Mr. Pierce was a co-founder of Legacy Decoy and served as Legacy Decoy’s Chief Executive Officer and a member of its board of directors from 2020 until the closing of the Merger. From September 2022 until November 2024, Mr. Pierce served as an executive officer of Innovation1 Biotech, Inc., a drug discovery company. Mr. Pierce is also an advisor to the Canadian Consulate of Boston/Cambridge’s Healthcare and Technology Accelerator and a board member of the Canadian Entrepreneurs of New England, where he is Chairman of the Life Sciences Leadership Council. From 2017 through 2020, Mr. Pierce served as a Senior Advisor for Bionest Partners, a life sciences consulting company. Mr. Pierce is a biotech entrepreneur with over 20 years of increasing senior leadership and operating experience building successful biotechnology companies.

The Board of Directors believes that Mr. Pierce is qualified to serve on the Board of Directors based on his service as the Company’s Chief Executive Officer, his role as co-founder and Chief Executive Officer of Legacy Decoy, and his extensive experience building and leading biotechnology companies.

Class III Directors

Tess Burleson

Ms. Burleson has served as a member of the Board of Directors since July 2019. Ms. Burleson is a Certified Public Accountant and has served as the chief operating officer of TGen, a Medical R&D organization, since 2007, and has served as the president of TGen Health Ventures, LLC, a venture capital company, since 2009. She also serves as an advisor to bankers and investors in the life sciences industry. Prior to joining TGen, Ms. Burleson served as the chief financial officer at Lovelace Health System enterprises from 1997 to 2007, president at Lovelace Scientific Resources from 1993 to 1997, and as a senior associate at KPMG from 1990 to 1993. Ms. Burleson earned an advanced finance certification from The Wharton School at the University of Pennsylvania, a B.B.A. from Robert O. Anderson School of Business at the University of New

Mexico and her M.B.A. from the Anderson Graduate School of Management at the University of New Mexico.

The Board of Directors believes that Ms. Burleson is qualified to serve on the Board of Directors as a result of her extensive operational experience in the biotechnology industry and experience in financial and accounting matters.

Paul Lammers, MD, MSc

Dr. Lammers has served as a member of the Board of Directors since July 2019 and previously served as the Company’s lead independent director. In February 2024, Dr. Lammers retired as CEO of Triumvira Immunologics, a privately held engineered T cell therapy company and for which he raised over $125 million from leading venture firms, where he served starting in 2018. Before Triumvira, Dr. Lammers served as President & CEO at Mirna Therapeutics, for which company he raised $160 million through venture capital and Federal and State government funding, as well as a public listing (Nasdaq: MRNA) in 2015. Previously, he served as Chief Medical Officer and Head of US Product Development for EMD Serono. During his early industry tenure, Dr. Lammers also held various executive and senior management positions in clinical development, medical and regulatory affairs at different pharmaceutical companies, as well as at small public and privately held biotechnology companies. Dr. Lammers serves as Director for private oncology biotechnology company Immunomet Therapeutics, and private oncology biotechnology company Diakonos Oncology. Dr. Lammers obtained both his Master of Science in Biology and his Medical Degree from Radboud University, Nijmegen, The Netherlands.

The Board of Directors believes that Dr. Lammers is qualified to serve on the Board of Directors as a result of his extensive experience in the pharmaceutical industry and deep understanding of oncology drugs.

Executive Officers

The following table shows information about the Company’s executive officers as of April 30, 2026:

Name	Age	Position
Frederick E. Pierce	64	Chief Executive Officer and Director
Mark J. Rosenblum	72	Executive Vice President of Finance and Chief Financial Officer
Barbara Hibner, Ph.D.	65	Chief Scientific Officer
Peter Marschel	52	Chief Business Officer

The following presents biographical information for each of the Company’s executive officers in the table above, other than for Mr. Pierce, whose information is presented above under “Class II Directors.”

Mark J. Rosenblum

Mr. Rosenblum has served as the Company’s Executive Vice President of Finance and Chief Financial Officer since September 2019. In addition, Mr. Rosenblum served as the Company’s principal executive officer as Acting Chief Executive Officer from August 17, 2025 until November 12, 2025, the effective date on which Mr. Pierce was appointed as the Company’s Chief Executive Officer. Prior to September 2019, Mr. Rosenblum served as a financial consultant to the Company since February 2019. Prior to joining the Company, Mr. Rosenblum served as chairman, chief executive officer and a director of ActiveCare, Inc. (Nasdaq: ACAR), a healthcare company, from December 2017 to March 2019, which was sold to Biotelemetry, Inc. (now Royal Philips (NYSE: PHG)). Mr. Rosenblum worked as a financial consultant for various companies from 2014 to 2017. Prior to that, Mr. Rosenblum served as the chief financial officer of Advaxis, Inc. (Nasdaq: ADXS), a biotechnology company, from January 2010 to April 2014. From 1985 through 2003, Mr. Rosenblum was employed by Wellman, Inc., a global public chemical manufacturer, which was subsequently acquired by DAK Americas, serving in various capacities including chief accounting officer. Mr. Rosenblum holds both a Masters in Accountancy and a B.S. degree in Accounting from the University of South Carolina. Mr. Rosenblum began his career in 1977 with Haskins & Sells, CPA

(currently known as Deloitte), was a licensed Certified Public Accountant for over 30 years, and is currently a member of the American Institute of Certified Public Accountants.

Barbara Hibner, Ph.D.

Dr. Hibner has served as the Company’s Chief Scientific Officer since November 12, 2025. Dr. Hibner was a co-founder of Legacy Decoy and served as its Chief Scientific Officer, director and Board Chair from 2020 until the closing of the Merger. From January 2017 to April 2020, Dr. Hibner was co-founder and Chief Executive Officer of PercepTx, a targeted cancer immunotherapy company focused on using computational modeling and quantitative pharmacology to discover and develop novel antibody drug conjugates. Prior to that, she served in a range of scientific and managerial positions in discovery, pharmacology and research quality roles at Bayer Pharmaceuticals, Chiron, Millennium and Takeda Pharmaceuticals. Dr. Hibner’s work has contributed to the approval of two small molecule drugs, sorafenib and ixazomib.

Peter Marschel

Mr. Marschel has served as the Company’s Chief Business Officer since November 12, 2025. Mr. Marschel was a co-founder of Legacy Decoy and served as its Chief Business Officer and director from 2020 until the closing of the Merger. Until April 2020, Mr. Marschel was co-founder and Chief Financial Officer of PercepTx, a targeted cancer immunotherapy accelerator focused on using computational modeling and quantitative pharmacology to rapidly increase the value of preclinical monoclonal antibody-based therapeutic assets. Prior to that, he served in a range of business development, analytics, and commercial roles at Merck, Vertex Pharmaceuticals, and Takeda Pharmaceuticals, including leading market analytics for the cystic fibrosis franchise at Vertex Pharmaceuticals.

Family Relationships

There are no family relationships among any of the Company’s directors or executive officers.

Arrangements between Officers and Directors

Pursuant to the Merger Agreement, Mr. Pierce was appointed to serve as a Class II director of the Company and as the Company’s Chief Executive Officer in connection with the closing of the Merger. To the Company’s knowledge, there is no other arrangement or understanding between any of the Company’s officers and any other person, including directors, pursuant to which the officer was selected to serve as an officer.

Corporate Governance

Board of Directors

The Company’s business and affairs are organized under the direction of the Board of Directors, which currently consists of seven members. Dr. McVicar currently serves as the Chair of the Board of Directors. The primary responsibilities of the Board of Directors are to provide oversight, strategic guidance, counseling, and direction to the Company’s management. The Board of Directors meets on a regular basis and additionally as required.

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

The Board of Directors has undertaken a review of its composition, the composition of its committees and the independence of each director. Based upon information requested from and provided by each director concerning his or her background, employment and affiliations, including family relationships, the Board of Directors has determined that each of Dr. McVicar, Ms. Burleson, Mr. Hanish, Dr. Lammers, and Mr. Lieber, is “independent” as that term is defined under the applicable rules and regulations of the SEC and the listing requirements of Nasdaq. Dr. McCreedy, who resigned from the Board of Directors on November 12, 2025, was also determined by the Board of Directors to be “independent” during his tenure in 2025.

The Board of Directors has determined that Mr. Pierce, the Company’s Chief Executive Officer, is not independent under the applicable rules and regulations of the SEC and Nasdaq Listing Rules. The Board of Directors has also determined that Mr. Arthur is not independent under such rules and regulations because Mr. Arthur served as the Company's Chief Executive Officer, including in his role as a part-time consultant pursuant to the Consulting Agreement, within the three-year look-back period set forth in Nasdaq Listing Rule 5605(a)(2). In making these determinations, the Board of Directors considered the current and prior relationships that each non-employee director has with the Company and all other facts and circumstances the Board of Directors deemed relevant in determining their independence, including the beneficial ownership of the Company’s capital stock by each non-employee director.

Board Leadership Structure

Our Bylaws provide that if a chair of the Board of Directors is appointed, that person will preside at all meetings of the Board of Directors at which they are present. Currently, the position of chair of the Board of Directors is filled by Dr. McVicar.

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

Role of our Board of Directors in Risk Oversight

One of the key functions of the Board of Directors is informed oversight of our risk management process. Our Board of Directors does not have a standing risk management committee, but rather administers this oversight function directly through our Board of Directors as a whole, as well as through various standing committees of our Board of Directors that address risks inherent in their respective areas of oversight. In particular, our Board of Directors is responsible for monitoring and assessing strategic risk exposure, and our Audit Committee has the responsibility to consider and discuss our major financial risk exposures and the steps our management has taken to monitor and control these exposures, including guidelines and policies to govern the process by which risk assessment and management is undertaken. The Audit Committee also monitors compliance with legal and regulatory requirements. Our Compensation Committee also assesses and monitors whether our compensation plans, policies, and programs comply with applicable legal and regulatory requirements.

Committees of the Board

Our Board of Directors has established an Audit Committee, a Compensation Committee, and a Nominating and Corporate Governance Committee. Our Board of Directors has adopted a charter for each of these committees, each of which complies with the applicable requirements of current Nasdaq rules. We intend to comply with future requirements to the extent they are applicable to us. Copies of the charters for each committee are available on the investor relations portion of our website at www.decoytx.com.

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

The functions of this committee include, among other things:

•
selecting, on behalf of the Board of Directors, an independent public accounting firm to audit our financial statements;
•
reviewing our financial reporting processes and disclosure controls;
•
discussing with the independent auditors their independence, and reviewing and discussing our audited financial statements with the independent auditors and management;
•
recommending to the Board of Directors whether the audited financials should be included in our annual reports to be filed with the SEC;
•
overseeing management’s identification, evaluation, and mitigation of major risks to the Company;
•
reviewing and considering “related person transactions” under our Related Person Transaction Policy; and
•
reviewing any proposed waiver of our Code of Business Conduct and Ethics and Code of Ethics for Senior Financial Officers and making recommendations to the Board of Directors with respect to the disposition of any proposed waiver.

We believe that the composition and functioning of our Audit Committee complies with all applicable requirements of the Sarbanes-Oxley Act of 2002, as amended (the “Sarbanes-Oxley Act”) and all applicable SEC rules and regulations. We intend to comply with future requirements to the extent they become applicable to us.

Compensation Committee

Our Compensation Committee currently consists of Ms. Burleson, Mr. Hanish, and Dr. Lammers. Dr. Lammers serves as the chair of our Compensation Committee. The Board of Directors has determined that each of the members of the Compensation Committee is a non-employee director, as defined in Rule 16b-3 of the Exchange Act. Additionally, the Board has determined that each of the members of the Compensation Committee satisfies Nasdaq and SEC independence requirements.

The functions of this committee include, among other things:

•
reviewing and approving the corporate objectives that pertain to the determination of executive compensation;
•
reviewing and approving the compensation and other terms of employment of our executive officers;
•
reviewing and approving performance goals and objectives relevant to the compensation of our executive officers and assessing their performance against these goals and objectives;
•
making recommendations to our Board of Directors regarding the adoption or amendment of equity and cash incentive plans and approving amendments to such plans to the extent authorized by our Board of Directors;
•
reviewing and making recommendations to our Board of Directors regarding the type and amount of compensation to be paid or awarded to our non-employee board members;

•
approving equity compensation plans and the grant of equity awards not subject to stockholder approval under applicable listing standards;
•
overseeing the administration of our employee benefit plans;
•
reviewing and assessing the independence of compensation consultants, legal counsel, and other advisors as required by Section 10C of the Exchange Act;
•
reviewing and approving the terms of any employment agreements, severance arrangements, change in control protections, indemnification agreements, and any other material arrangements for our executive officers;
•
reviewing with management our disclosures under the caption “Compensation Discussion and Analysis” in our periodic reports or proxy statements to be filed with the SEC, to the extent such caption is included in any such report or proxy statement;
•
monitoring our compliance with the requirements under the Sarbanes-Oxley Act relating to loans to directors and officers, and with all other applicable laws affecting employee compensation and benefit;
•
preparing an annual report on executive compensation that the SEC requires in our annual proxy statement; and
•
reviewing and evaluating on an annual basis the performance of the Compensation Committee and recommending such changes as deemed necessary with our Board of Directors.

We believe that the composition and functioning of our Compensation Committee complies with all applicable requirements of the Sarbanes-Oxley Act and all applicable SEC and Nasdaq rules and regulations. We intend to comply with future requirements to the extent they become applicable to us.

Nominating and Corporate Governance Committee

Our Nominating and Corporate Governance Committee consists of Ms. Burleson and Mr. Lieber. Ms. Burleson serves as the chair of our Nominating and Corporate Governance Committee. During fiscal year 2025 and until his resignation on November 12, 2025, Dr. Bruce J. McCreedy served as a member of the Nominating and Corporate Governance Committee. The Board of Directors has determined that each of the members of the Nominating and Corporate Governance Committee satisfies Nasdaq and SEC independence requirements. The functions of this committee include, among other things:

•
identifying, reviewing, and making recommendations of candidates to serve on our Board of Directors;
•
evaluating the performance of our Board of Directors, committees of the Board of Directors, and individual directors and determining whether continued service on our Board of Directors is appropriate;
•
establishing procedures for nominations by stockholders of candidates for election to the Board of Directors;
•
evaluating nominations by stockholders of candidates for election to the Board of Directors;
•
overseeing the self-evaluation process of the Board of Directors and each of its committees;
•
evaluating the current size, composition, and organization of our Board of Directors and its committees and making recommendations to our Board of Directors for approvals;
•
developing a set of corporate governance policies and principles and recommending to our Board of Directors any changes to such policies and principles;

•
reviewing issues and developments related to corporate governance and identifying and bringing to the attention of our Board of Directors current and emerging corporate governance trends; and
•
reviewing periodically the Nominating and Corporate Governance Committee charter, structure, and membership requirements and recommending any proposed changes to our Board of Directors, including undertaking an annual review of its own performance.

We believe that the composition and functioning of our Nominating and Corporate Governance Committee complies with all applicable requirements of the Sarbanes-Oxley Act and all applicable SEC and Nasdaq rules and regulations. We intend to comply with future requirements to the extent they become applicable to us.

Board and Committee Meeting Attendance

In 2025, our Board of Directors held 21 meetings. Each of our directors attended at least 75% of the aggregate number of meetings of our Board of Directors and meetings of any committee of which he or she was a member, which were held during the time in which he or she was a director or a committee member, as applicable. Our non-management directors meet in regularly scheduled sessions without the presence of management in executive sessions. Our Audit Committee held four meetings, our Compensation Committee and Nominating and Corporate Governance Committee did not hold any meeting in 2025. Directors are encouraged to attend our annual meeting of stockholders, either via webcast or telephonically.

Code of Ethics

The Board of Directors has adopted a Code of Business Conduct and Ethics (the “Code of Conduct”) applicable to all of our employees, executive officers, and directors. The Code of Conduct is available on our website at www.decoytx.com. Information contained on or accessible through our website is not a part of this report, and the inclusion of our website address in this report is an inactive textual reference only. The Nominating and Corporate Governance Committee is responsible for overseeing the Code of Conduct and must approve any waivers of the Code of Conduct for employees, executive officers, and directors. We expect that any amendments to the Code of Conduct, or any waivers of its requirements, will be disclosed on our website.

We also implemented whistleblower procedures that establish formal protocols for receiving and handling complaints from employees. Any concerns regarding accounting or auditing matters reported under these procedures will be communicated promptly to our Audit Committee.

Director Nominations

Our Board of Directors nominates directors for election at each annual meeting of stockholders and elects new directors to fill vacancies when they arise. Our Nominating and Corporate Governance Committee has the responsibility to identify, evaluate, recruit, and recommend qualified candidates to our Board of Directors for nomination or election.

Director Criteria. Our Nominating and Corporate Governance Committee has a policy regarding consideration of director candidates recommended by stockholders. Our Nominating and Corporate Governance Committee reviews suggestions for director candidates recommended by stockholders and considers such candidates for recommendation based upon an appropriate balance of knowledge, experience, and capability. In addition to considering an appropriate balance of knowledge, experience, and capability, our Board of Directors has as an objective that its membership be composed of experienced and dedicated individuals with diverse backgrounds, perspectives, skills, genders, and ethnicities. Our Nominating and Corporate Governance Committee selects director candidates based on the candidate possessing relevant market and technological expertise upon which to be able to offer advice and guidance to management, having sufficient time to devote to the affairs of the Company, demonstrated excellence in his or her field, having the ability to exercise sound business judgment, diversity, potential for long-term contribution to the Company’s business, and having the commitment and vision to rigorously represent the long-term interests of the Company’s stockholders. Our Nominating and Corporate Governance Committee believes it is appropriate for a majority of the members of our Board of Directors to meet the definition of “independent director” under the Nasdaq rules. Our Nominating and Corporate Governance Committee also believes it appropriate for our Chief Executive Officer to participate as a member of our Board of Directors.

Prior to each annual meeting of stockholders, our Nominating and Corporate Governance Committee first identifies nominees by reviewing the current directors whose terms expire at the annual meeting of stockholders and who are willing to continue in service. These candidates are evaluated based on the criteria described above, including as demonstrated by the candidate’s prior service as a director, and the needs of our Board of Directors, with respect to the particular talents and experience of its directors. If a director does not wish to continue in service, the Nominating and Corporate Governance Committee determines not to nominate the director, or a vacancy is created on our Board of Directors as a result of a resignation, an increase in the size of our Board of Directors or other event, the Nominating and Corporate Governance Committee will consider various candidates for Board membership, including those suggested by members of the Nominating and Corporate Governance Committee, by other members of our Board of Directors, by any executive search firm engaged by the Nominating and Corporate Governance Committee, and by stockholders. A stockholder who wishes to suggest a prospective nominee for our Board of Directors should notify our Secretary, any member of the Nominating and Corporate Governance Committee, or the persons referenced below in “Communications with our Board of Directors” in writing with any supporting material the stockholder considers appropriate.

Stockholder Nominees

In addition, our Bylaws contain provisions that address the process by which a stockholder may nominate an individual to stand for election to our Board of Directors at our annual meeting of stockholders. In order to nominate a candidate for director, a stockholder must give timely notice in writing to our Secretary and otherwise comply with the provisions of our Bylaws. To be timely, our Bylaws provide that we must have received the stockholder’s notice not more than 120 days nor less than 90 days prior to the anniversary of the previous year’s proxy statement provided in connection with the previous year’s annual meeting of stockholders. Information required by our Bylaws to be in the notice include the name and contact information for the candidate and the person making the nomination and other information about the nominee that must be disclosed in proxy solicitations under Section 14 of the Exchange Act and the related rules and regulations under that section.

Stockholder nominations must be made in accordance with the procedures outlined in, and include the information required by, our Bylaws and must be addressed to: Secretary, Decoy Therapeutics Inc., 2450 Holcombe Blvd., Suite X, Houston, TX 77021. You can obtain a copy of our Bylaws by writing to the Secretary at this address.

Meetings of Our Independent Directors and Communications with our Board of Directors

During meetings of the Board of Directors, the independent directors meet regularly in an executive session without management or management directors present. The purpose of these executive sessions is to promote open and candid discussion among the non-management directors. Our Board of Directors recommends that stockholders and other interested parties initiate communications with our Board of Directors, the independent directors, the Chair, or any committee of our Board of Directors in writing to the attention of our Secretary, Decoy Therapeutics Inc., 2450 Holcombe Blvd., Suite X, Houston, TX 77021. This process will assist our Board of Directors in reviewing and responding to stockholder communications in an appropriate manner. Our Board of Directors has instructed our Secretary to review such correspondence and, at his discretion, not to forward items if he deems them to be of a commercial or frivolous nature or otherwise inappropriate for our Board of Directors’ consideration such as spam, junk mail and mass mailings, product complaints, personal employee complaints, product inquiries, new product suggestions, resumes and other forms of job inquiries, surveys, business solicitations, or advertisements.

Item 11. Executive Compensation

The Company’s “named executive officers” for the year ended December 31, 2025 were:

•
Frederick E. Pierce, the Company’s Chief Executive Officer (since November 12, 2025);
•
Mark J. Rosenblum, the Company’s Executive Vice President of Finance and Chief Financial Officer, and , from August 17 to November 12, 2025, its Acting Chief Executive Officer;
•
David J. Arthur, the Company’s former President and Chief Executive Officer (until August 17, 2025);
•
Barbara Hibner, Ph.D., the Company’s Chief Scientific Officer (since November 12, 2025); and
•
Peter Marschel, the Company’s Chief Business Officer (since November 12, 2025).

On February 20, 2024, the Company entered into a separation and release agreement with Mr. Arthur, as more fully described below under "Employment and Separation Agreements." Mr. Arthur continued to provide services to the Company following his cessation of employment pursuant to a consulting arrangement, with Mr. Arthur's service as Chief Executive Officer thereunder ending on August 17, 2025. On August 17, 2025, Mr. Arthur resigned as Chief Executive Officer and the Board of Directors appointed Mr. Rosenblum as Acting Chief Executive Officer and designated him as the Company’s principal executive officer, in each case effective as of that date, with Mr. Rosenblum continuing to serve in his role as Executive Vice President and Chief Financial Officer. Mr. Rosenblum continued to serve as the Company's Acting Chief Executive Officer and principal executive officer until November 12, 2025, at which time, in connection with the closing of the Merger, Mr. Pierce was appointed as the Company's Chief Executive Officer.

On November 18, 2025, the Company entered into executive employment agreements with each of Mr. Pierce, Dr. Hibner and Mr. Marschel, as more fully described below under “Employment and Separation Agreements.”

On February 20, 2024, the Company and Mr. Rosenblum entered into an Amendment to Executive Employment Agreement, which amended that certain Executive Employment Agreement, dated April 24, 2020, by and between the Company and Mr. Rosenblum, solely to provide Mr. Rosenblum with the option to receive any severance that may be owed to him pursuant to Section 5(c)(i) thereof in equal installments over a period of time or in a lump-sum amount.

Investors are encouraged to read the compensation discussion below under “Narrative Disclosure to Summary Compensation Table” in conjunction with the summary compensation tables and related notes.

Summary Compensation Table

The following table sets forth compensation for services rendered in all capacities to the Company for the years ended December 31, 2025 and 2024 for the Company’s named executive officers. Mr. Pierce, Dr. Hibner and Mr. Marschel commenced service as executive officers of the Company on November 12, 2025 in connection with the closing of the Merger; accordingly, only compensation paid by the Company to such individuals in respect of fiscal year 2025 is presented in this table, and no amounts are presented for fiscal year 2024.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(2)	Option Awards ($)(3)	All Other Comp ($)	Total ($)
Frederick E. Pierce Chief Executive Officer(1)	2025	29,607	—	—	195,429	—	225,036
Mark J. Rosenblum Executive Vice President, Finance and Chief Financial Officer	2025	330,000	$225,000	—	—	14,000	569,000
	2024	330,000	—	—	11,372	9,050	350,422
David J. Arthur Former President and Chief Executive Officer(4)	2025	68,300	—	—	—	37,930	106,229
	2024	176,153	—	—	8,265	550,032	734,450
Barbara Hibner, Ph.D. Chief Scientific Officer(5)	2025	29,607	—	—	195,429	—	225,036
Peter Marschel Chief Business Officer(5)	2025	29,607	—	—	195,429	45	225,081

(1)
Mr. Pierce commenced service as the Company’s Chief Executive Officer on November 12, 2025 in connection with the closing of the Merger. The amounts shown reflect compensation earned by Mr. Pierce from the Company for the period from November 12, 2025 through December 31, 2025.
(2)
The amounts reported in this column represent the grant date fair value of the restricted stock granted, calculated in accordance with FASB ASC Topic 718 using the close price of the Company’s common stock on the grant date.
(3)
The amounts reported in this column represent the grant date fair value of stock options using the Black-Scholes option-pricing model computed in accordance with FASB ASC Topic 718. See Note 8 to the Company’s consolidated financial statements contained in the Original 10-K for the assumptions used in such valuation.
(4)
Mr. Arthur served as Legacy Salarius’ President and Chief Executive Officer and a director since July 2019. Mr. Arthur’s full-time employment with Legacy Salarius ended, effective February 2024, but he continued to serve as Chief Executive Officer of Legacy Salarius in his role as a part-time consultant until August 17, 2025. The amounts reported for Mr. Arthur for 2025 include (i) consulting fees paid pursuant to the Consulting Agreement in respect of services rendered through August 17, 2025; (ii) reimbursement of COBRA premiums paid pursuant to the Separation Agreement, if any; and (iii) non-employee director fees paid for his service on the Board of Directors in 2025.The amount shown for Mr. Arthur for 2024 in the “Salary” column comprises (i) $68,750 in salary earned and paid to Mr. Arthur in 2024 pursuant to his employment agreement with the Company prior to the termination of his employment on February 20, 2024 and (ii) $107,403 in consulting fees earned and paid to Mr. Arthur in 2024 pursuant to the Consulting Agreement. The 2024 amount in the "All Other Compensation" column includes Mr. Arthur's severance payment of $500,000, unused paid time off of $5,341 and COBRA premiums of $19,691 paid in 2024 pursuant to that certain Separation and Release Agreement, dated February 20, 2024, between the Company and Mr. Arthur, $2,500 in matching contributions by the Company pursuant to its 401(k) plan, and $22,500 of director fees earned in 2024 following Mr. Arthur's termination of employment.
(5)
Dr. Hibner and Mr. Marschel commenced service as executive officers of the Company on November 12, 2025 in connection with the closing of the Merger. The amounts shown reflect compensation earned by each of them from the Company for the period from November 12, 2025 through December 31, 2025.

Narrative Disclosure to Summary Compensation Table

In the process of determining compensation for the Company’s named executive officers, the Compensation Committee considers the current financial position of the Company, the strategic goals of the Company, and the performance of each of the Company’s named executive officers. In addition, from time to time, the Compensation Committee considers the various components (described below) of the Company’s compensation program for executives in relation to compensation paid by other public companies, compensation data, their historical review of all executive officer compensation, and recommendations from the Company’s Chief Executive Officer (other than for his own salary). The Compensation Committee has the sole authority to select, compensate and terminate its external advisors.

The Compensation Committee utilizes the following components of compensation (described further below) to strike an appropriate balance between promoting sustainable and excellent performance and discouraging any excessive risk-taking behavior:

•
Base Salary;
•
Non-equity incentive plan compensation;
•
Annual long-term equity compensation;
•
Personal benefits and perquisites; and
•
Acceleration and severance agreements tied to changes in control of the Company.

Base Salaries

The Company’s named executive officers receive base salaries as set forth in their respective employment or consulting agreements. Each named executive officer is eligible for annual raises subject to review and approval of the Compensation Committee. Mr. Rosenblum’s base salary was $330,000 for 2025. Following the closing of the Merger, pursuant to employment agreements entered into on November 18, 2025, each of Mr. Pierce, Dr. Hibner and Mr. Marschel receive an annual base salary of $225,000. Mr. Arthur received compensation for his services as the Company’s Chief Executive Officer pursuant to the Consulting Agreement and the Consulting Agreement Amendment thereto described below under “Employment and Separation Agreements” until August 17, 2025.

Non-Equity Incentive Plan Compensation

Target bonuses are reviewed annually and established as a percentage of the executives’ base salaries, generally based upon seniority of the officer and targeted at or near the median of the peer group (with reference to the Company’s corporate compensation philosophy) and relevant survey data. Each year, the Compensation Committee establishes corporate and individual objectives and respective target percentages, taking into account recommendations from the Company’s Chief Executive Officer as it relates to executive positions other than the Chief Executive Officer’s compensation. The Company’s Chief Executive Officer’s target bonus is set by the Compensation Committee to align entirely with the Company’s overall corporate objectives. At the end of each fiscal year-end, the Company’s Chief Executive Officer provides the Compensation Committee with a written evaluation showing actual performance as compared to corporate and/or individual objectives, and the Compensation Committee uses that information, along with the overall corporate performance, to determine what percentage of each executive’s bonus target will be paid out as a bonus for that year. Overall, the Compensation Committee seeks to establish the corporate and individual functional goals to be highly challenging yet attainable.

Mr. Rosenblum’s target bonus for both 2025 and 2024 as a percentage of base salary was 35%. Each of Mr. Pierce, Dr. Hibner and Mr. Marschel is eligible to receive a target annual bonus of 35% of his or her base salary, to be earned based upon the achievement of performance objectives to be determined by the Compensation Committee.

In addition to the annual bonus program described above, on October 21, 2025, the Board of Directors approved the grant of a one-time cash transaction bonus to Mr. Rosenblum in the amount of $225,000, payable following the closing of the Merger and subject to his continued employment with the Company through the closing of the Merger. The Merger closed on November 12, 2025, and the transaction bonus was paid to Mr. Rosenblum in accordance with its terms.

Long-Term Equity Compensation

The Company designed its long-term equity grant program to further align the interests of its executives with those of its stockholders and to reward the executives’ longer-term performance. Historically, the Compensation Committee has granted stock options, although from time to time, to further increase the emphasis on compensation tied to performance, the Compensation Committee may grant other equity awards as allowed by the Company’s equity compensation plans. The Compensation Committee may grant stock options, restricted stock, restricted stock units and similar equity awards permitted under the Company’s plans based on its judgment as to whether the complete compensation packages to the Company’s executives, including prior equity awards, are appropriate and sufficient to retain and incentivize the executives and whether the grants balance long-term versus short-term compensation. The Compensation Committee also considers the Company’s overall performance as well as the individual performance of each of the Company’s named executive officers, the potential dilutive effect of restricted stock awards, the dilutive and overhang effect of the equity awards, and recommendations from the Chief Executive Officer (other than with respect to his own equity awards).

Stock options are granted with an exercise price equal to the fair market value of the Company’s common stock on the date of grant. Restricted stock is granted at the closing price of the Company’s common stock on the grant date.

No awards were granted to named executive officers in 2025 by the Company.

In connection with the closing of the Merger on November 12, 2025, each outstanding Legacy Decoy stock option held by each of Mr. Pierce, Dr. Hibner and Mr. Marschel was assumed by the Company and converted into an option to purchase shares of the Company’s common stock in accordance with the exchange ratio set forth in the Merger Agreement.

Personal Benefits and Perquisites

All of the Company’s executives are eligible to participate in the Company’s employee benefit plans, including medical, dental, vision, life insurance, short-term and long-term disability insurance, flexible spending accounts, 401(k), and an employee stock purchase program. These plans are available to all full-time employees. In keeping with the Company’s philosophy to provide total compensation that is competitive within the Company’s industry, the Company offers limited personal benefits and perquisites to its executive officers. You can find more information on the amounts paid for these perquisites to or on behalf of the Company’s named executive officers in the Company’s Summary Compensation Table.

Nonqualified Deferred Compensation

None of the Company’s named executive officers participates in or has account balances in nonqualified defined contribution plans or other nonqualified deferred compensation plans maintained by the Company. The Board of Directors may elect to provide its officers and other employees with nonqualified defined contribution or other nonqualified deferred compensation benefits in the future if it determines that doing so is in the Company’s best interests.

Outstanding Equity Awards at Fiscal Year End

The following table presents certain information concerning equity awards held by the Company’s named executive officers as of December 31, 2025. All share and per share amounts have been adjusted to reflect the 1-for-15 reverse stock split effected on August 15, 2025 and the 1-for-12 reverse stock split effected on March 6, 2026. Options granted by Legacy Decoy prior to the closing of the Merger that were assumed by the Company at the closing of the Merger are presented on an as-converted basis using the exchange ratio set forth in the Merger Agreement.

		Option Awards				Stock Awards
Name	Grant Date	Number of securities underlying unexercised options — exercisable	Number of securities underlying unexercised options — unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of shares or units of stock that have not vested (4)	Market value of shares or units of stock that have not vested ($)(4)
Frederick E. Pierce(1)	4/1/2022	422	—	59.28	4/1/2032	—	—
	7/16/2025	352	—	603.24	7/16/2035	—	—
	7/16/2025(2)	72	270	603.24	7/16/2035	—	—
Mark J. Rosenblum
	7/14/2020	1	—	47,520	7/13/2030	—	—
	12/2/2020	2	—	26,640	12/1/2030	—	—
	1/20/2022(3)	4	1	17,280	1/19/2032	—	—
	1/3/2023(4)	—	—	—	—	2	15.57
	2/20/2024(3)	6	10	822.38	2/20/2034	—	—
David J. Arthur(5)
	3/23/2020	1	—	21,960	3/22/2030	—	—
	7/14/2020	9	—	47,250	7/13/2030	—	—
	12/2/2020	7	—	26,640	12/1/2030	—	—
	1/20/2022(3)	11	2	17,280	1/19/2032	—	—
	1/3/2023(4)	—	—	—	—	4	31.14
	4/11/2024(6)	14	—	734.4	4/11/2034	—	—
Barbara Hibner, Ph.D.(1)	4/1/2022	422	—	59.28	4/1/2032	—	—
	7/16/2025	352	—	603.24	7/16/2035	—	—
	7/16/2025(2)	72	270	603.24	7/16/2035	—	—
Peter Marschel(1)	4/1/2022	422	—	59.28	4/1/2032	—	—
	7/16/2025	352	—	603.24	7/16/2035	—	—
	7/16/2025(2)	72	270	603.24	7/16/2035	—	—

(1)
All options shown for Mr. Pierce, Dr. Hibner and Mr. Marschel were originally granted by Legacy Decoy and were assumed by the Company in connection with the closing of the Merger and converted into options to purchase shares of the Company’s common stock in accordance with the exchange ratio set forth in the Merger Agreement. Unless otherwise noted, the options granted on April 1, 2022 are fully vested and the options granted on July 16, 2025 are fully vested.
(2)
Vesting of these options occurs over two years from the original date of grant with 1/24th vesting monthly, subject to continued service.
(3)
Represents options of which 25% became exercisable on the one-year anniversary of the grant date, with the remainder becoming exercisable in equal 1/36th installments on the last day of each calendar month thereafter.
(4)
25% of the shares of restricted stock vested on January 2, 2024 and 1/36 of the remaining shares of restricted stock will vest on monthly anniversaries thereafter. The market value of unvested shares of restricted stock is based on the closing market price of the Company’s common stock on December 31, 2025 of $7.7859.

(5)
Mr. Arthur’s service as Chief Executive Officer terminated on August 17, 2025 and he continues to serve as a director. Pursuant to the Notice of Stock Option Amendment, dated February 20, 2024, the post-termination exercise period for Mr. Arthur’s options granted on September 10, 2019, March 23, 2020, July 14, 2020, December 2, 2020 and January 20, 2022 was extended from 90 days to 18 months upon the termination of his “Continuous Service” (as defined in the Salarius Pharmaceuticals 2015 Equity Incentive Plan) for any reason other than for “Cause” (as defined in such plan), but not beyond the term of the applicable stock option, and subject to earlier termination as provided under such plan.
(6)
100% of the options became exercisable on the one-year anniversary of the grant date.

Employment and Separation Agreements

Below are descriptions of the employment or separation agreements with the Company’s named executive officers. Furthermore, each of the Company’s executive officers has executed a form of the Company’s standard proprietary information and inventions assignment agreement.

Pierce, Hibner and Marschel Employment Agreements

On November 18, 2025, the Company entered into an executive employment agreement with each of Mr. Pierce, Dr. Hibner and Mr. Marschel (each, an “Employment Agreement” and, collectively, the “Employment Agreements”). Under each Employment Agreement, the applicable executive’s annual base salary is $225,000 and such executive is eligible to receive a target annual bonus of 35% of his or her base salary, to be earned based upon the achievement of performance objectives to be determined by the Compensation Committee. Each executive is also eligible to participate in any Company-sponsored benefit plans and programs, including medical, dental, life and disability insurance, holidays and other perquisites, at a level appropriate for his or her position and duties and to the extent that the Company makes such benefits generally available to executives of the Company.

If an Employment Agreement is terminated by the Company for “cause”, or if employment is terminated as a result of death or “disability” or the applicable executive’s resignation without “good reason,” the Company will pay such executive (i) any unpaid base salary accrued up to the date of termination, (ii) accrued but unused vacation, (iii) benefits payable to such executive pursuant to the terms and conditions of any benefit plan or program in which such executive participated during the term of employment, and (iv) unreimbursed business expenses.

If the Company terminates any executive’s employment other than for “cause,” or in the event any executive terminates his or her employment with “good reason,” then such executive will receive (i) severance pay in an amount equal to $225,000 and (ii) a monthly payment as a reimbursement that in the aggregate is equal to nine months of COBRA benefits at active employee rates (together, the “Severance Payments”). Each executive is required to deliver a formal release of all claims prior to, and as a condition of, his or her receipt of any of the Severance Payments or other post-employment benefits described in the applicable Employment Agreement. The definitions of “cause” and “good reason” are set forth in the Employment Agreements.

David J. Arthur Separation Agreement

On February 20, 2024 (the “Separation Date”), the Company entered into a Confidential Separation Agreement and General Release (the “Separation Agreement”) with David J. Arthur, the Company’s then-President and Chief Executive Officer, which provided for Mr. Arthur’s separation of employment, effective as of the Separation Date. Under the Separation Agreement, and in full satisfaction of the Company’s obligations set forth in Section 5(c)(ii) of Mr. Arthur’s prior employment agreement, the Company paid Mr. Arthur $500,000 in a lump sum, representing an amount equal to twelve months of Mr. Arthur’s then-current base salary, and agreed to reimburse Mr. Arthur, subject to specified conditions, for his cost of continuation of group healthcare coverage under the Company’s group medical and dental plans pursuant to Section 4980B of the Internal Revenue Code for the shorter of (1) twelve months following the Separation Date, or (2) until the date Mr. Arthur secured reasonably comparable coverage with another employer. The Separation Agreement also contains customary mutual releases, confidentiality, non-disparagement and return of property provisions.

Mr. Arthur continued to serve as the Company’s principal executive officer and provided services to the Company in such capacity pursuant to a Consulting Agreement, dated February 20, 2024 (the “Consulting Agreement”). Pursuant to the Consulting Agreement, Mr. Arthur was required to devote at least one-fourth (1/4) of his time on a weekly basis (on average 10 or more hours per week) to performing the services set forth in the Consulting Agreement. In exchange for Mr. Arthur’s services as set forth in the Consulting Agreement, Mr. Arthur received $10,417 per month. The term of the Consulting Agreement was set to expire on February 20, 2025, unless earlier terminated by either party in accordance with the terms of the Consulting Agreement. On February 20, 2025, the Company entered into the First Amendment to the Consulting Agreement (the “Consulting Agreement Amendment”). In exchange for Mr. Arthur’s services as set forth in the Consulting Agreement Amendment, Mr. Arthur received $500 per hour. Mr. Arthur’s service as principal executive officer under the Consulting Agreement (as amended) ceased effective August 17, 2025 upon the appointment of Mr. Rosenblum as Acting Chief Executive Officer.

In addition, on the Separation Date, the Company entered into a Notice of Stock Option Amendment with Mr. Arthur (the “Notice of Stock Option Amendment”), pursuant to which the Board of Directors amended the stock options to purchase shares of common stock granted to Mr. Arthur on September 10, 2019, March 23, 2020, July 14, 2020, December 2, 2020 and January 20, 2022 pursuant to the Company’s 2015 Equity Incentive Plan (the “Plan”) to extend the post-termination exercise period from 90 days to 18 months upon the termination of Mr. Arthur’s “Continuous Service” (as defined in the Plan) for any reason other than for “Cause” (as defined in the Plan), but not beyond the term of the applicable stock option, and subject to earlier termination (such as in connection with a “Corporate Transaction” (as defined in the Plan) as provided under the Plan).

Mr. Arthur also entered into an updated indemnification agreement with the Company (the “Indemnification Agreement”) to reflect his change in status from an employee of the Company to a consultant.

Mark J. Rosenblum

On April 24, 2020, the Company entered into an Executive Employment Agreement with Mark J. Rosenblum, its Executive Vice President of Finance and Chief Financial Officer (the “Rosenblum Agreement”). In November 2022, Mr. Rosenblum’s base salary was increased to $330,000, which increase became effective January 1, 2023. On February 20, 2024, the Company entered into an amendment to the Rosenblum Agreement to provide Mr. Rosenblum with the option to receive any severance that may be owed to him pursuant to Section 5(c)(i) thereof in equal installments over a period of time or in a lump-sum amount.

Clawback Policy

The Company has a compensation recoupment, or clawback, policy, which the Company adopted to comply with Nasdaq listing standards implementing Exchange Act Rule 10D-1. The clawback policy includes mandatory recoupment of excess incentive-based compensation received by a covered executive (including the named executive officers) on or after October 2, 2023 in the event of a restatement of the Company’s financial statements due to material non-compliance with any financial reporting requirement under federal securities laws, as required by Exchange Act Rule 10D-1.

Additional Narrative Disclosure: Termination-Based Compensation

The Rosenblum Agreement provides that, so long as Mr. Rosenblum executes a release and settlement agreement with the Company, and subject to applicable withholdings, he would be entitled to receive a cash severance and an amount for premium payments under COBRA. Under the Rosenblum Agreement, the cash severance is equal to 9 months and if Mr. Rosenblum elects continuation coverage under COBRA or state law equivalent or enrollment in an individual marketplace, the Company will pay him an amount equal to 9 months’ worth of total premium payments (or until the date the executive secures reasonably comparable coverage with another employer, if sooner). These payments to Mr. Rosenblum are required to be made upon the following termination events:

•
In the event the Company or a successor entity terminates the executive’s employment for any reason other than a termination for Cause, or in connection with death, a permanent disability, or the Company’s dissolution; and

•
In the event that, within the 18-month period following a Change in Control, the Company or a successor entity terminates the executive’s employment for any reason other than a termination for Cause, or in connection with death, a permanent disability, or the Company’s dissolution, or if the executive terminates his employment for Good Reason.

The definitions of “Cause”, “Good Reason” and Change in Control are set forth in the Rosenblum Agreement.

Equity Compensation Plan Information

The following table summarizes our equity compensation plan information as of December 31, 2025. All share and per share amounts have been adjusted to reflect the 1-for-15 reverse stock split effected on August 15, 2025 and the 1-for-12 reverse stock split effected on March 6, 2026.

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options and Restricted Stock Units	(b) Weighted Average Exercise Price of Outstanding Equity Stock Options ($)	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by stockholders
2015 Equity Incentive Plan(1)	155	104.37	—
2020 Equity Incentive Plan(2)	13,548	376.33	—
2015 Employee Stock Purchase Plan(3)	—	—	—
Equity compensation plans not approved by stockholders	—	—	—
Total	13,703		—

(1)
The 2015 Equity Incentive Plan expired by its terms in January 2025. No additional awards may be granted under the 2015 Plan; however, outstanding awards previously granted under the 2015 Plan continue to be exercisable in accordance with their terms. No new awards were granted under the 2015 Plan during the year ended December 31, 2025.
(2)
The 2020 Equity Incentive Plan was originally adopted by Legacy Decoy and was assumed by the Company in connection with the closing of the Merger on November 12, 2025. Each outstanding option under the 2020 Plan was converted into an option to purchase shares of the Company's common stock in accordance with the exchange ratio set forth in the Merger Agreement. No shares remain available for future issuance under the 2020 Plan following the Merger assumption.
(3)
The 2015 ESPP was originally adopted by Salarius Pharmaceuticals, Inc. in 2015. The evergreen share increase provision of the 2015 ESPP ended on January 1, 2024, and accordingly no automatic increases to the share reserve occurred on or after such date.

Subsequent Events

On February 24, 2026, the Company's stockholders approved the Decoy Therapeutics Inc. 2026 Equity Incentive Plan (the "2026 Plan"), which replaces the 2015 Plan as the Company's primary equity compensation vehicle. Under the 2026 Plan, 91,667 shares of the Company's common stock have been authorized for issuance (as adjusted for the 1-for-12 reverse stock split effected on March 6, 2026). On April 2, 2026, the Company filed a Registration Statement on Form S-8 (File No. 333-294859) with the SEC registering the 91,667 shares issuable under the 2026 Plan, together with 13,615 shares issuable upon the exercise of options previously granted under the 2020 Plan and assumed by the Company in the Merger. Because the 2026 Plan was approved, and the Registration Statement on Form S-8 was filed, after December 31, 2025, the shares authorized under the 2026 Plan are not reflected in the table above.

2025 Director Compensation

The following table sets forth the compensation to the Company’s non-employee directors that was paid or accrued by the Company in 2025 pursuant to the non-employee director compensation policy described below.

Name(1)	Fees Earned or Paid in Cash(2)	Stock Options(3)	Total
Tess Burleson	$33,500	$—	$33,500
Arnold C. Hanish	$40,000	$—	$40,000
Paul Lammers	$30,000	$—	$30,000
Jonathan Lieber	$33,500	$—	$33,500
Bruce J. McCreedy(4)	$33,505	$—	$33,505
William K. McVicar	$50,000	$—	$50,000

(1)
Mr. Arthur is not included in this table as he served as the Company’s Chief Executive Officer through August 17, 2025; any fees earned by Mr. Arthur for service as a director following his cessation as Chief Executive Officer, and any compensation paid pursuant to the Consulting Agreement, are included in the Summary Compensation Table. Mr. Pierce is not included in this table as he is the Company’s Chief Executive Officer and receives no additional compensation for his service as a director.
(2)
The amounts listed in this column represent the retainer paid to each director for their service on the Board of Directors and any committees on which they served during 2025.
(3)
No stock options granted to directors in year 2025.
(4)
Dr. McCreedy resigned from the Board of Directors on November 12, 2025 in connection with the closing of the Merger. The amounts shown represent fees paid to Dr. McCreedy during the portion of 2025 in which he served as a director.

Director Compensation Arrangements

The Company’s non-employee director compensation is comprised of cash compensation and equity compensation. Further, the Company reimburses all of its non-employee directors for their reasonable expenses incurred in attending meetings of the Board of Directors and committees of the Board of Directors.

Generally, the Board of Directors believes that the level of director compensation should be based on time spent carrying out Board of Directors and committee responsibilities and be competitive with comparable companies. In addition, the Board of Directors believes that a significant portion of director compensation should align director interests with the long-term interests of stockholders. The Board of Directors makes changes in its director compensation practices only upon the recommendation of the Compensation Committee, and discussion and approval by the Board of Directors.

The Board of Directors, following the Compensation Committee’s recommendation, has approved the compensation of the Company’s non-employee directors, as described below. The Compensation Committee believes that its non-employee director compensation remains aligned with director compensation practices at the Company’s peer companies while considering the ongoing cash constraints of the Company.

Cash Compensation

On February 20, 2024, the Board of Directors approved a reduction in cash compensation payable to its non-employee directors. Effective as of April 1, 2024, non-employee directors receive an annual cash retainer of $30,000 (previously $40,000) for their Board of Directors service. In addition, the Chair of the Board of Directors receives an additional annual cash retainer of $20,000 (previously $40,000), the Chair of the Audit Committee of the Board of Directors receives an additional annual cash retainer of $10,000 (previously $20,000), and members of the Audit Committee receive an additional annual cash retainer of $3,500 (previously $7,500). No additional cash retainers are paid for serving as a Chair or member of the Compensation Committee of the Board of Directors or the Nominating and Corporate Governance Committee of the Board of Directors.

Outstanding Equity Awards for Directors

The following table provides information regarding the aggregate number of shares subject to outstanding stock options held by non-employee directors as of December 31, 2025. All share amounts have been adjusted to reflect the 1-for-15 reverse stock split effected on August 15, 2025 and the 1-for-12 reverse stock split effected on March 6, 2026.

Name(1)	Number of Shares Subject to Outstanding Stock Options	Number of Restricted Shares of Common Stock
Tess Burleson	16	1
Arnold C. Hanish	16	1
Paul Lammers	16	1
Jonathan Lieber	16	1
Bruce J. McCreedy(2)	16	1
William K. McVicar	16	1

(1)
Mr. Arthur is not included in this table as he served as the Company’s Chief Executive Officer through August 17, 2025; any fees earned by Mr. Arthur for service as a director following his cessation as Chief Executive Officer, and any compensation paid pursuant to the Consulting Agreement, are included in the Summary Compensation Table. Mr. Pierce is not included in this table as he is the Company’s Chief Executive Officer and receives no additional compensation for his service as a director.
(2)
Dr. McCreedy resigned from the Board of Directors on November 12, 2025 in connection with the closing of the Merger. The outstanding equity awards shown for Dr. McCreedy represent vested options that remained outstanding as of December 31, 2025 and exercisable within the post-termination exercise period applicable to his awards under the Salarius Pharmaceuticals 2015 Equity Incentive Plan.

The Company's Policies and Practices Related to the Grant of Certain Equity Awards Close in Time to the Release of Material Nonpublic Information

The Company does not have any formal policy that requires the Company to grant, or avoid granting, equity-based compensation to its executive officers at certain times. Consistent with its annual compensation cycle, the Compensation Committee has for several years granted annual equity awards to its executive officers in February of each year. The timing of any equity grants to executive officers in connection with new hires, promotions, or other non-routine grants is tied to the event giving rise to the award (such as an executive officer’s commencement of employment or promotion effective date). As a result, in all cases, the timing of grants of equity awards, including stock options, occurs independent of the release of any material nonpublic information, and the Company does not time the disclosure of material nonpublic information for the purpose of affecting the value of equity-based compensation.

No stock options were issued to the Company’s executive management or members of the Board of Directors in 2025.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

Information regarding the Company’s equity compensation plans is set forth under the heading “Equity Compensation Plan Information” in Item 11 above, which information is incorporated by reference into this Item 12.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding beneficial ownership of the Company’s common stock as of April 30, 2026 by:

•
each person or group known by the Company to beneficially own more than 5% of the Company’s outstanding common stock;
•
each of the Company’s directors;
•
each of the Company’s named executive officers; and
•
all of the Company’s current executive officers and directors as a group.

The percentage ownership is based on 531,968 shares of common stock outstanding on April 30, 2026. The Company has determined beneficial ownership in accordance with the rules of the SEC. These rules generally attribute beneficial ownership of securities to persons who possess sole or shared voting power or investment power with respect to those securities. In addition, the rules include shares of the Company’s common stock issuable pursuant to the exercise of stock options or warrants or other securities (including out-of-the-money securities) that are either immediately exercisable or exercisable or vest within 60 days of such date. These shares are deemed to be outstanding and beneficially owned by the person holding those options, warrants, or securities for the purpose of computing the percentage ownership of that person, but they are not treated as outstanding for the purpose of computing the percentage ownership of any other person. Unless otherwise indicated, the persons or entities identified in this table have sole voting and investment power with respect to all shares shown as beneficially owned by them, subject to applicable community property laws.

Except as otherwise noted below, the address for each person or entity listed in the table is c/o Decoy Therapeutics Inc., 2450 Holcombe Blvd., Suite X, Houston, TX 77021. All share amounts have been adjusted to reflect the 1-for-15 reverse stock split effected on August 15, 2025 and the 1-for-12 reverse stock split effected on March 6, 2026.

	Shares of Common Stock Beneficially Owned	Percent of Common Stock Outstanding
Beneficial Owner
Frederick E. Pierce(1)	5,098	*
Mark J. Rosenblum(2)	1,698	*
David J. Arthur(3)	79	*
Barbara Hibner, Ph.D.(4)	931	*
Peter Marschel(5)	931	*
Tess Burleson(6)	18	*
Arnold C. Hanish(7)	18	*
Jonathan Lieber(8)	18	*
Paul Lammers(9)	17	*
William K McVicar(10)	18	*
All current executive officers and directors as a group (10 persons) (11)	8,827	1.7%
5% Stockholders:
CVI Investments, Inc. (12)	59,047	9.9%

* Represents beneficial ownership of less than 1%.

(1)
Includes (i) 1,389 shares of common stock and (ii) 931 shares of common stock subject to options that are exercisable within 60 days of April 30, 2026. The 931 shares subject to options consist of (a) 422 shares underlying an option granted on April 1, 2022 at an exercise price of $59.28 per share, (b) 509 shares underlying an option granted on July 16, 2025 at an exercise price of $603.24 per share, in each case originally granted by Legacy Decoy and assumed by the Company in connection with the closing of the Merger. The options referenced in clause (b) are held of record by the Frederick E. Pierce II Living Trust dated January 28, 2011, of which Mr. Pierce is the trustee and sole beneficiary, and (iii) 1,389 Series A Warrants and 1,389 Series B Warrants.
(2)
Includes (i) 1,681 shares of common stock held directly and (ii) 17 shares of common stock subject to options that are exercisable within 60 days of April 30, 2026. The shares of common stock referenced in clause (i) are based on Mr. Rosenblum's direct ownership as reported on the Form 4 filed with the SEC on November 20, 2025 (reporting 20,177 shares directly held), as adjusted for the 1-for-12 reverse stock split effected on March 6, 2026. The 20,177 shares reported on the November 20, 2025 Form 4 included 20 shares of unvested restricted stock underlying a January 3, 2023 restricted stock unit award; additional monthly vesting has occurred under such award between November 20, 2025 and the record date.
(3)
Includes (i) 34 shares of common stock and (ii) 45 shares of common stock subject to options that are exercisable within 60 days of April 30, 2026. Mr. Arthur resigned as Chief Executive Officer on August 17, 2025 and continues to serve as a director. Pursuant to the Notice of Stock Option Amendment, dated February 20, 2024, the post-termination exercise period applicable to Mr. Arthur's options granted on September 10, 2019, March 23, 2020, July 14, 2020, December 2, 2020 and January 20, 2022 was extended from 90 days to 18 months upon the termination of his Continuous Service (as defined in the Salarius Pharmaceuticals 2015 Equity Incentive Plan) for any reason other than for Cause (as defined therein).
(4)
Includes 931 shares of common stock subject to options that are exercisable within 60 days of April 30, 2026. The 931 shares subject to options consist of (a) 422 shares underlying an option granted on April 1, 2022 at an exercise price of $59.28 per share and (b) 509 shares underlying an option granted on

July 16, 2025 at an exercise price of $603.24 per share, in each case originally granted by Legacy Decoy and assumed by the Company in connection with the closing of the Merger.
(5)
Includes 931 shares of common stock subject to options that are exercisable within 60 days of April 30, 2026. The 931 shares subject to options consist of (a) 422 shares underlying an option granted on April 1, 2022 at an exercise price of $59.28 per share and (b) 509 shares underlying an option granted on July 16, 2025 at an exercise price of $603.24 per share, in each case originally granted by Legacy Decoy and assumed by the Company in connection with the closing of the Merger.
(6)
Includes (i) 2 shares of common stock and (ii) 16 shares of common stock subject to options that are exercisable within 60 days of April 30, 2026.
(7)
Includes (i) 2 shares of common stock and (ii) 16 shares of common stock subject to options that are exercisable within 60 days of April 30, 2026.
(8)
Includes (i) 2 shares of common stock and (ii) 16 shares of common stock subject to options that are exercisable within 60 days of April 30, 2026.
(9)
Includes (i) 1 shares of common stock and (ii) 16 shares of common stock subject to options that are exercisable within 60 days of April 30, 2026.
(10)
Includes (i) 2 shares of common stock, (ii) 16 shares of common stock subject to options that are exercisable within 60 days of April 30, 2026.
(11)
Includes (i) 3,114 shares of common stock, (ii) 2,936 shares of common stock subject to options that are exercisable within 60 days of April 30, 2026, and (iii) 2,778 warrants to purchase shares of common stock that are held by the Company’s executive officers and directors as a group.
(12)
Based on a Schedule 13G/A filed by CVI Investments, Inc. The address of the principal business office of CVI Investments, Inc. is P.O Box 309GT, Ugland House, South Church Street, George Town, Grand Cayman, KY1-1104, Cayman Islands. Heights Capital Management, Inc. is the investment manager of CVI Investments, Inc. and may exercise voting and dispositive power over the shares reported as beneficially owned by CVI Investments, Inc. on February 20, 2026.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The following includes a summary of transactions since January 1, 2024 to which the Company has been a party, in which the amount involved in the transaction exceeded the lesser of $120,000 or one percent of the average of the Company’s total assets at year-end for the last two completed fiscal years, and in which any of the Company’s directors, executive officers or, to the Company’s knowledge, beneficial owners of more than 5% of the Company’s capital stock or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest, other than equity and other compensation, termination, change of control, and other arrangements, which are described under “Executive Compensation.”

The Merger

On November 12, 2025, the Company (then known as Salarius Pharmaceuticals, Inc.) completed its previously announced merger with Legacy Decoy pursuant to the Merger Agreement. At the effective time of the Merger, each outstanding share of Legacy Decoy common stock was converted into the right to receive shares of the Company’s common stock in accordance with an exchange ratio specified in the Merger Agreement, and each outstanding and unexercised option to purchase shares of Legacy Decoy common stock was assumed by the Company and converted into an option to purchase shares of the Company’s common stock in accordance with the exchange ratio specified in the Merger Agreement.

Each of Mr. Pierce, Dr. Hibner and Mr. Marschel, each a co-founder, executive officer and/or director of Legacy Decoy prior to the closing of the Merger, received shares of the Company’s Preferred Stock and each hold options to purchase shares of the Company’s common stock assumed by the Company in the Merger.

Other Related Person Transactions

As of December 31, 2025, one officer/founder of the Company had an outstanding Demand Note in the principal amount of $55,555, plus accrued interest of approximately $13,000. This note accrues interest at 10% and has a maturity date of December 28, 2024. An agreement to exchange this note for the Company's Series B Preferred Stock, contingent upon Closing of the Merger, has been executed.

As of December 31, 2025, one family member of an officer/founder of the Company had an outstanding Demand Note in the amount of $83,333, plus accrued interest of approximately $22,000 and an outstanding Promissory Note in the amount of $100,000, plus accrued interest of approximately $20,000. An agreement to exchange this note for the Company's Series B Preferred Stock, contingent upon Closing of the Merger, has been executed. During the second half of 2024 and first half of 2025, founders of the Legacy Decoy loaned Legacy Decoy approximately $140,000 through non-interest bearing, open-ended maturity notes. As of July 22, 2025 these notes were amended to have a maturity date in November 2026.

Indemnification Agreements

The Company has entered, and intends to continue to enter, into separate indemnification agreements with its directors and executive officers, in addition to the indemnification provided for in its Certificate of Incorporation and Bylaws. These agreements, among other things, require the Company to indemnify its directors and executive officers for certain expenses, including attorneys’ fees, judgments, fines, and settlement amounts incurred by a director or executive officer in any action or proceeding arising out of their services as one of the Company’s directors or executive officers or as a director or executive officer of any other company or enterprise to which the person provides services at the Company’s request. The Company believes that these charter provisions and indemnification agreements are necessary to attract and retain qualified persons as directors and officers.

The limitation of liability and indemnification provisions in the Company’s Certificate of Incorporation and Bylaws may discourage stockholders from bringing a lawsuit against directors for breach of their fiduciary duties. They may also reduce the likelihood of derivative litigation against directors and officers, even though an action, if successful, might benefit the Company and its stockholders. A stockholder’s investment may decline in value to the extent the Company pays the costs of settlement and damage awards against directors and officers pursuant to these indemnification provisions.

Policies and Procedures for Transactions with Related Persons

The Company has adopted a written Related Person Transactions Policy that sets forth its policies and procedures regarding the identification, review, consideration, and oversight of “related person transactions.” For purposes of this policy only, a “related person transaction” is a transaction, arrangement, or relationship (or any series of similar transactions, arrangements or relationships) in which the Company or any of its subsidiaries are participants involving an amount that exceeds $120,000, in which any “related person” has a material interest.

Transactions involving compensation for services provided to the Company as an employee, consultant, or director are not considered related person transactions under this policy. A related person is any executive officer, director, nominee to become a director or a holder of more than 5% of any class of the Company’s voting securities (including its common stock), including any of their immediate family members and affiliates, including entities owned or controlled by such persons.

Under the policy, the related person in question or, in the case of transactions with a holder of more than 5% of any class of the Company’s voting securities, an officer with knowledge of the proposed transaction, must present information regarding the proposed related person transaction to the Company’s Audit Committee (or, where review by the Audit Committee would be inappropriate, to another independent body of the Board of Directors) for review. To identify related person transactions in advance, the Company relies on information supplied by its executive officers, directors, and certain significant stockholders. In considering related person transactions, the Company’s Audit Committee considers the relevant available facts and circumstances, which may include, but is not limited to:

•
the risks, costs, and benefits to the Company;

•
the impact on a director’s independence in the event the related person is a director, immediate family member of a director or an entity with which a director is affiliated;
•
the terms of the transaction;
•
the availability of other sources for comparable services or products; and
•
the terms available to or from, as the case may be, unrelated third parties.

The Company’s Audit Committee will approve only those transactions that it determines are fair to the Company and in its best interests.

Director Independence

See Item 10 “Directors, Executive Officers and Corporate Governance” for additional information regarding director independence.

Item 14. Principal Accounting Fees and Services

Ernst & Young LLP, or EY, was the Company’s independent registered public accounting firm for each of the years ended December 31, 2025 and December 31, 2024.

Accounting Fees and Services

The following table sets forth the total fees paid to EY and its affiliates with respect to the years ended December 31, 2024 and December 31, 2025.

	Year Ended December 31,
	2024	2025
Audit fees(1)	$255,038	$908,179
Audit-related fees(2)	—	—
Tax fees(3)	—	—
All other fees(4)	85,000	—
Total	$340,038	$908,179

(1)
Consists of fees billed for professional services rendered for the audit of the Company’s annual financial statements and services provided in connection with the Company’s registration statements.
(2)
Represents the aggregate fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s consolidated financial statements that are not reported under “Audit Fees.”
(3)
Consists of fees billed for tax compliance, tax advice, tax planning and tax return preparation.
(4)
Consists of fees billed for services, other than those described above under Audit fees and Tax fees.

Audit Committee Pre-Approval Policies and Procedures

The Company’s Audit Committee has implemented pre-approval policies and procedures related to the provision of audit and non-audit services. Under these procedures, the Audit Committee pre-approves both the type of services to be provided by Ernst & Young LLP and the estimated fees related to these services.

During the approval process, the Audit Committee considers the impact of the types of services and the related fees on the independence of the registered public accountant. The services and fees must be deemed compatible with the maintenance of such accountants’ independence, including compliance with SEC rules and regulations.

Throughout the year, the Audit Committee reviews for any revisions to the estimates of audit and non-audit fees initially approved. The Audit Committee reviewed and pre-approved all audit services and permitted non-audit services performed during the years ended December 31, 2025 and December 31, 2024.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)
Documents Filed as Part of this Amendment.
(1)
Financial Statements. No financial statements are filed with this Amendment. The financial statements filed with the Original 10-K continue to be filed as part of the Original 10-K.
(2)
Financial Statement Schedules. No financial statement schedules are filed with this Amendment. Any financial statement schedules required to be filed are included in, or have been omitted from, the Original 10-K.
(3)
Exhibits. The following exhibits are filed or furnished as part of this Amendment, or are incorporated herein by reference as indicated below.

Exhibit No.	Description
31.3*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.4*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

* Filed herewith.

(b)
Exhibits. See Item 15(a)(3) above.
(c)
Financial Statement Schedules. See Item 15(a)(2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment to its Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 30, 2026		DECOY THERAPEUTICS INC.

	By:	/s/ Frederick E. Pierce
Frederick E. Pierce Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Frederick E. Pierce	Chief Executive Officer and Director (Principal Executive Officer)	April 30, 2026
Frederick E. Pierce
/s/ Mark J. Rosenblum	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	April 30, 2026
Mark J. Rosenblum
/s/ Frederick E. Pierce	Chairman of the Board of Directors	April 30, 2026
William K. McVicar, by Attorney-in-Fact*
/s/ Frederick E. Pierce	Director	April 30, 2026
David J. Arthur, by Attorney-in-Fact*
/s/ Frederick E. Pierce	Director	April 30, 2026
Tess Burleson, by Attorney-in-Fact*
/s/ Frederick E. Pierce	Director	April 30, 2026
Arnold Hanish, by Attorney-in-Fact*
/s/ Frederick E. Pierce	Director	April 30, 2026
Paul Lammers, by Attorney-in-Fact*
/s/ Frederick E. Pierce	Director	April 30, 2026
Jonathan Lieber, by Attorney-in-Fact*