Form 10-Q
period 2026-03-31
Decoy Therapeutics Inc.
filed 2026-05-08
CIK 1615219

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
OR
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

(713) 913-5608

Registrant's telephone number, including area code

(Former name, former address and former fiscal year, If changed since last report)

Securities registered pursuant to Section 12(b) of the Act

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value	DCOY	The Nasdaq Stock Market LLC

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

As of May 7, 2026, there were 531,968 shares of common stock outstanding.

DECOY THERAPEUTICS INC.

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
•
our ability to maintain the listing of our shares of common stock on The Nasdaq Stock Market (“Nasdaq”), including specifically our ability to continue to comply with the minimum $2.5 million stockholders' equity requirement, and the effect of noncompliance on the potential liquidity and trading of our shares of common stock;
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

The following are some of the factors that could cause actual results to differ materially from the anticipated results or other expectations expressed, anticipated or implied in our forward-looking statements:

•
the risk that the recently completed merger transaction with Legacy Decoy may not enhance stockholder value and may adversely affect our operating results, business or investor perceptions;
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

We cannot guarantee that the results and other expectations expressed, anticipated or implied in any forward-looking statement will be realized. The risks set forth under Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, as supplemented by Part II, Item 1A of this Quarterly Report on Form 10-Q, describe major risks to our business, and you should read and interpret any forward-looking statements together with these risks. A variety of factors, including these risks, could cause our actual results and other expectations to differ materially from the anticipated results or other expectations expressed, anticipated or implied in our forward-looking statements. Should known or unknown risks materialize, or should underlying assumptions prove inaccurate, actual results could differ materially from past results and those anticipated, estimated or projected in the forward-looking statements. You should bear this in mind as you consider any forward-looking statements.

Our forward-looking statements speak only as of the dates on which they are made. We do not undertake any obligation to publicly update or revise our forward-looking statements even if experience or future changes makes it clear that any projected results expressed or implied in such statements will not be realized.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

DECOY THERAPEUTICS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2026	December 31, 2025
	(Unaudited)	Audited
Assets
Current assets:
Cash, cash equivalents, and restricted cash	$7,820,608	$10,709,937
Prepaid expenses and other current assets	537,044	275,223
Total current assets	8,357,652	10,985,160
Property and equipment, net	35,741	40,559
Other assets	29,882	30,988
Total assets	$8,423,275	$11,056,707
Liabilities, convertible preferred stock and stockholders' equity
Current liabilities:
Accounts payable	$936,030	$940,586
Accrued expenses and other current liabilities	244,456	861,748
Deferred revenue	3,225,581	3,225,581
Due to related party	139,823	139,823
Total current liabilities	4,545,890	5,167,738
Total liabilities	$4,545,890	$5,167,738
Commitments and contingencies (Note 5)
Stockholders' equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; 1,674 and 1,674 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively	-	-
Common stock, $0.0001 par value; 100,000,000 shares authorized; 531,968 and 8,006 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively	53	53
Additional paid-in capital	100,544,058	100,331,014
Accumulated deficit	(96,666,726)	(94,442,098)
Total stockholders' equity	3,877,385	5,888,969
Total liabilities and stockholders' equity	$8,423,275	$11,056,707

Historical common stock and additional paid-in capital amounts have been recast to reflect the 1-for-15 and 1-for-12 reverse stock splits effected on August 15, 2025 and March 6, 2026, respectively.

See accompanying notes to condensed consolidated financial statements.

DECOY THERAPEUTICS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2026	2025
Operating expenses:
Research and development	$749,813	$75,532
General and administrative	$1,533,926	1,643,163
Total operating expenses	2,283,739	1,718,695
Loss from operations	(2,283,739)	(1,718,695)
Interest income and other, net	$59,111	$9,162
Loss from operations	(2,224,628)	(1,709,533)
Net loss	$(2,224,628)	$(1,709,533)

Loss from operations	(2,224,628)	(1,709,533)
Loss from operations attributable to common stockholders	$(2,224,628)	$(1,709,533)

Net loss per share attributable to common stockholders — basic and diluted	$(4.18)	$(240.07)
Total net loss per share	$(4.18)	$(240.07)
Weighted-average number of common shares used in net loss per share attributable to common stockholders — basic and diluted	531,968	7,121

Historical common stock and additional paid-in capital amounts have been recast to reflect the 1-for-15 and 1-for-12 reverse stock splits effected on August 15, 2025 and March 6, 2026, respectively.

See accompanying notes to condensed consolidated financial statements.

DECOY THEREPEUTICS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2026	2025
Operating activities
Net loss	$(2,224,628)	$(1,709,533)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,924	1,106
Equity-based compensation	213,044	33,534
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(261,821)	46,328
Accounts payable	(4,556)	254,645
Accrued expenses and other	(617,292)	192,206
Net cash used in operating activities	(2,889,329)	(1,181,714)
Financing activities
Proceeds from issuance of equity securities, net	—	655,202
Payments on note payable	—	(109,636)
Net cash provided by financing activities	—	545,566
Net decrease in cash	(2,889,329)	(636,148)
Cash, cash equivalents, and restricted cash at beginning of period	10,709,937	2,434,528
Cash, cash equivalents, and restricted cash at end of period	$7,820,608	$1,798,380
Supplemental cash flow information
Cash paid for interest	$8,476	$4,094
Accrued issuance costs for public offering	$—	$429,032

See accompanying notes to condensed consolidated financial statements.

DECOY THERAPEUTICS INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(Unaudited)

	Common Stock		Preferred Stock		Additional Paid-In	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2024	8,006	1	—	—	83,435,312	(81,923,618)	1,511,695
Issuance of equity securities, net	3,559	—	—	—	226,170	—	226,170
Equity-based compensation expense	—	—	—	—	33,534	—	33,534
Net loss	—	—	—	—	—	(1,709,533)	(1,709,533)
Balance at March 31, 2025	11,565	1	—	—	83,695,016	(83,633,151)	61,866

Balance at December 31, 2025	531,968	53	1,674	—	100,331,014	(94,442,098)	5,888,969
Equity-based compensation expense	—	—	—	—	213,044	—	213,044
Net loss	—	—	—	—	—	(2,224,628)	(2,224,628)
Balance at March 31, 2026	531,968	53	1,674	—	100,544,058	(96,666,726)	3,877,385

Historical common stock and additional paid-in capital amounts have been recast to reflect the 1-for-15 and 1-for-12 reverse stock splits effected on August 15, 2025 and March 6, 2026, respectively.

See accompanying notes to condensed consolidated financial statements.

DECOY THERAPUTICS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1. ORGANIZATION AND OPERATIONS

Nature of Business

Decoy Therapeutics Inc. (“Decoy” or the “Company”), together with its subsidiaries, Salarius Pharmaceuticals, LLC, Flex Innovation Group LLC, and TK Pharma, Inc., is a pre-clinical stage biotechnology company focused on advancing our pipeline of peptide conjugate therapeutics engineered through a proprietary IMP3ACT™ platform. Utilizing a novel IMP3ACT™ platform that increases the drug development speed and reduces the complexity of variant synthesis, the Company aims to build a robust portfolio of novel peptide conjugate therapeutics, initially focusing on infectious diseases and oncology. The Company currently has no products approved for commercial sales and has not generated any revenue from product sales.

Prior to January 8, 2026, the Company was known as Salarius Pharmaceuticals, Inc. (“Salarius”). In November 2025, Salarius completed a Merger (as defined below) with Decoy Therapeutics Inc. (“Legacy Decoy”) and conducted financings to raise capital for its business (together, along with future steps set forth elsewhere in this Annual Report on Form 10-K, the “Decoy Transaction”). We refer herein to the post-transaction entity as the “Combined Company.” In connection with the Decoy Transaction, on January 8, 2026, Salarius filed an amendment to its amended and restated certificate of incorporation to change its name to Decoy Therapeutics Inc. (the “Name Change”). Except where the context otherwise requires or where otherwise indicated, all historical references to “Salarius” in this report refer to the Company prior to the Name Change. Prior to the Name Change, the Combined Company’s shares of common stock traded on the Nasdaq Capital Market (“Nasdaq”) under the symbol “SLRX.” Following the Name Change, the Combined Company’s shares of common stock now trade on the Nasdaq under the symbol “DCOY.”

The Merger combines our complementary approaches to create a comprehensive drug development platform. The Company's IMP³ACT platform is generating a pipeline of Designable Multi-Antivirals ("D-MAV") candidates across respiratory viruses, designed to be extended, not rebuilt, when the next threat emerges. Additionally, the pipeline include two small molecule drugs that address gene dysregulation: (1) SP-3164, a targeted protein degrader, and (2) seclidemstat (“SP-2577”), a targeted protein inhibitor. SP-2577 has received FDA fast track designation as a potential treatment for Ewing sarcoma, a rare pediatric disease. We have supported The University of Texas MD Anderson Cancer Center (“MDACC”) in MDACC’s sponsored clinical trial evaluating SP-2577 in combination with azacytidine in adult patients with myelodysplastic syndromes and chronic myelomonocytic leukemia, which is no longer enrolling patients. The Company plans to integrate certain assets, particularly the proprietary compound SP-3164, to expand the Company's opportunities in creating a novel class of peptide conjugates called peptide-based proteolysis targeting chimeras (“P-PROTACs”). The Company believes the synergies from the Merger are evident in our combined approach to drug development, integrating expertise in peptide conjugates with our small molecule assets. This combination enables the Company to address a wider range of diseases and potentially “undruggable” targets.

Going Concern

Decoy has no products approved for commercial sale, has not generated any revenue from product sales to date and has had recurring losses from operations since its inception. The lack of revenue from product sales to date and recurring losses from operations since its inception raise substantial doubt as to the Company's ability to continue as a going concern. The accompanying financial statements are prepared using accounting principles generally accepted in the United States applicable to a going concern entity, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities should the Company be unable to continue as a going concern. Based on Decoy's expected cash requirements, Decoy believes that there is substantial doubt that its existing cash and cash equivalents, will be sufficient to fund its operations through one year from the financial statements' issuance date. The Company may attempt to obtain additional capital through the sale of equity securities in one or more offerings or through issuances of debt instruments, and may also consider new collaborations or selectively partnering its technology. However, the Company cannot provide any assurance that it will be successful in accomplishing any of its plans.

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

On August 15, 2025, the Company filed a Certificate of Amendment to the Company’s restated certificate of incorporation, as amended, with the Secretary of State of the State of Delaware to effect a 1-for-15 reverse stock split of the Company’s issued and outstanding shares of common stock, par value $0.0001 per share which became effective as of August 18, 2025. (the “2025 Reverse Stock Split”, and together with the 2026 Reverse Stock Split, the “Reverse Stock Splits”).

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

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries as of March 31, 2026. All significant intercompany balances and transactions have been eliminated in consolidation.

Unaudited Interim Financial Information

The accompanying interim financial statements are unaudited. These unaudited interim financial statements have been prepared in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. These unaudited interim financial statements should be read in conjunction with the audited financial statements and accompanying notes for the year ended December 31, 2025 included elsewhere in the Company's Annual Report on Form 10-K filed with the SEC on March 31, 2026. In the opinion of management, the unaudited interim financial statements reflect all the adjustments (consisting of normal recurring adjustments) necessary to state fairly the Company’s financial position as of March 31, 2026 and the results of operations for the three months ended March 31, 2026 and 2025. The interim results of operations are not necessarily indicative of the results that may occur for the full fiscal year. The December 31, 2025 balance sheet included herein was derived from the audited financial statements, but does not include all disclosures, including notes, required by GAAP for complete financial statements.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America as defined by the FASB ASC requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Cash, Cash Equivalents, and Restricted Cash

Decoy considers all highly liquid investments with original maturities of three months or less to be cash equivalents. Approximately $3.0 million of our March 31, 2026 and December 31, 2025 cash position is restricted for use under our Gates Foundation Grant Agreement.

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

Research and Development Costs

Research and development costs consist of expenses incurred in performing research and development activities, including pre-clinical studies. Research and development costs include salaries and personnel-related costs, consulting fees, fees paid for contract research services, the costs of laboratory equipment and facilities, license fees and other external costs. Research and development costs are expensed when incurred.

Equity-Based Compensation

Decoy measures equity-based compensation based on the grant date fair value of the awards and recognizes the associated expense in the financial statements over the requisite service period of the award, which is generally the vesting period.

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

The number of potentially anti-dilutive shares, consisting of common shares underlying (i) common stock options, (ii) stock purchase warrants, (iii) rights entitling holders to receive warrants to purchase the Company's common shares, and (iv) restricted stock units which have been excluded from the computation of diluted loss per share, was approximately 1,347,865 and 657 shares as of March 31, 2026 and 2025, respectively.

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

The Company accounts for uncertain tax positions in accordance with the provisions of ASC 740. When uncertain tax positions exist, the Company recognizes the tax benefit of tax positions to the extent that the benefit will more likely than not be realized. The determination as to whether the tax benefit will more likely than not be realized is based upon the technical merits of the tax position as well as consideration of the available facts and circumstances. As of March 31, 2026 and December 31, 2025, the Company did not have any significant uncertain tax positions and no interest or penalties have been charged. The Company's practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company is subject to routine audits by taxing jurisdictions.

NOTE 3. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets at March 31, 2026 and December 31, 2025 consisted of the following:

	March 31, 2026	December 31, 2025
Prepaid insurance	$231,289	$—
Other prepaid expense and current assets	305,755	275,223
Total prepaid expenses and other current assets	$537,044	$275,223

Insurance is mainly comprised of prepaid directors' and officers' insurance. Other prepaid assets primarily include unamortized subscription fees, as well as security deposits related to our operating lease and equipment.

NOTE 4. DEFERRED REVENUE AND GRANT REVENUE

Cash received from grants in advance of incurring qualifying costs is recorded as deferred revenue and recognized as revenue when qualifying costs are incurred. Deferred revenue balances were $3.2 million and $3.2 million as of March 31, 2026 and December 31, 2025, respectively.

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

In 2023 the Company entered into a supplemental grant with the Gates Foundation for an additional $4,084,500 for continued work on the nasally inhaled, low cost, peptide conjugate pan-Coronavirus antiviral inhibitor referenced above. The Company received payment of $3,500,000 on September 28, 2023. The remaining $584,500 will be received after the completion of certain milestones.

The Company had approximately $2.9 million in both deferred revenue balance and restricted cash related to this grant at March 31, 2026 and December 31, 2025.

Johnson and Johnson Quickfire Grants

The Company received a grant from the Johnson and Johnson through the U.S. government’s Blue Knight Program (Quickfire Grant) for experiments relating to the pharmacokinetics and tolerability of the aforementioned pan-Coronavirus inhibitor in the Human Airway Epithelium (HAE) model. The initial award to the Company on January 31, 2023 provided for $100,000. The Company initially records all grant proceeds in deferred income. As work commenced under the grant, the Company recognizes income from deferred revenue.

During 2023 the Company received $1,000,000 of additional Quickfire grant for work to investigate the potential for broader therapeutic use of the aforementioned pan-Coronavirus inhibitor.

On March 25, 2024 the Company received an additional grant of $250,000 Quickfire Grant for experiments relating to the pharmacokinetics and tolerability of the aforementioned pan-Coronavirus inhibitor in the Human Airway Epithelium (HAE) model. At March 31, 2026 the Company recorded the $250,000 proceeds in deferred revenue.

The Company recognized income of approximately $0 for the three months ended March 31, 2026 and March 31, 2025.

Cancer Prevention and Research Institute of Texas

In June 2016, the Company entered into a Cancer Research Grant Contract with CPRIT. Pursuant to the contract, CPRIT awarded the Company a grant up to $18.7 million, further modified to $16.1 million to fund development of LSD 1 inhibitor. The grant expired during 2023.

The Company agreed to grant to CPRIT a nonexclusive, irrevocable, royalty-free, perpetual, worldwide license with right to sublicense any necessary additional intellectual property rights to exploit all Project Results by CPRIT, other governmental entities and agencies of the State of Texas, and private or independent institutions of higher education located in Texas, for education, research and other non-commercial purposes. The Company agreed to retain its Texas headquarters address for three years post grant expiration.

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

Level 3 -	Significant unobservable inputs including Decoy’s own assumptions in determining fair value.

The Company believes the recorded values of its financial instruments, including cash and cash equivalents, accounts payable, and note payable approximate their fair values due to the short-term nature of these instruments.

NOTE 7. RELATED PARTY TRANSACTIONS

As of March 31, 2026 and December 31, 2025, one officer/founder of the Company had an outstanding Demand Note in the principal amount of $55,555, plus accrued interest of approximately $13,000. This note accrues interest at 10% and has a maturity date of December 28, 2024. An agreement to exchange this note for Salarius Series B Preferred Stock was executed and the note was extinguished at the closing of the Merger.

As of March 31, 2026 and December 31, 2025, one family member of an officer/founder of the Company had an outstanding Demand Note in the amount of $83,333, plus accrued interest of approximately $22,000 and an outstanding Promissory Note in the amount of $100,000, plus accrued interest of approximately $20,000. An agreement to exchange this note for Salarius Series B Preferred Stock was executed and the note was extinguished at the closing of the Merger. During the second half of 2024 and first half of 2025, founders of the Legacy Decoy loaned Legacy Decoy approximately $140,000 through non- interest bearing, open-ended maturity notes. As of July 22, 2025 these notes were amended to have a maturity date in November 2026. These notes were extinguished at the closing of the transaction with Legacy Decoy in November 2025.

NOTE 8. STOCKHOLDERS' EQUITY

Common Stock Issuances

On February 5, 2021, the Company entered into an At the Market Offering Agreement ("ATM") with Ladenburg Thalmann & Co. Inc. Under this agreement the Company is able to issue and sell, from time to time, shares of its common stock. During the three months ended March 31, 2025 the Company sold 1,966 shares of common stock in an "at the market offering" with gross proceeds of $0.4 million.

On December 12, 2024, the Company entered into a securities purchase agreement (the “ELOC Agreement”) with C/M Capital Master Fund, LP (the “Purchaser”), pursuant to which the Company, subject to the restrictions and satisfaction of the conditions in the ELOC Agreement, has the right, but not the obligation, to sell to the Purchaser, and the Purchaser is obligated to purchase, up to the lesser of (i) $10 million of newly issued shares (the “Purchase Shares”) of the Company’s common stock, $0.0001 par value per share (the “Common Stock”) and (ii) a specified cap dictated by the rules of the Nasdaq Stock Market. As consideration for the Purchaser’s execution and delivery of the ELOC Agreement, the Company has agreed to issue to the Purchaser, simultaneously with the delivery of any and all Purchase Shares purchased under the ELOC Agreement, a number of shares of Common Stock equal to one percent (1%) of the number of Purchase Shares actually sold in each sale under the ELOC Agreement (the “Commitment Shares” and, together with the Purchase Shares, the “Securities”).The Company issued 1,593 shares of common stock with proceeds of $0.7 million during the three months ended March 31, 2025 pursuant to the ELOC Agreement.

Preferred Stock Issued to Legacy Decoy Stockholders and Debtholders

In November 2025, the Company issued 877.709 shares of Series A Non-Voting Convertible Preferred Stock (the "Series A Stock") and 796.306 shares of Series B Non-Voting Convertible Preferred Stock (the "Series B Stock") to former Legacy Decoy stockholders and debtholders. In connection with the adjustment to the conversion ratio in the certificate of designations for the Series A and Series B Preferred stock triggered by the Offering, the number of Company common shares underlying the issued and reserved shares of Series A and Series B Preferred Stock is 401,126. The shares of Series A Preferred Stock and Series B Preferred Stock are not convertible into common stock until such time as the Company’s stockholders approve such conversion in accordance with Nasdaq Rule 5635 and the approval of the Company’s initial listing application with Nasdaq. As of March 31, 2026 and December 31, 2025, no shares have been converted.

Warrants

In connection with the Offering closed on November 12, 2025, Salarius issued pre-funded warrants to purchase up to 179,361 shares of Common Stock. All pre-funded warrants from this Offering were fully exercised as of December 31, 2025. The Company also issued Series A warrants to purchase up to 388,889 shares of Common Stock, Series B warrants to purchase up to 388,889 shares of Common Stock, and up to 58,333 additional shares of Common Stock, Series A warrants to purchase up to an additional 58,333 shares of Common Stock and Series B warrants to purchase up to an additional 58,333 shares of Common Stock that may be purchased pursuant to a 45-day option to purchase additional securities granted to the Representative by the Company. The Company also issued warrants to the Representative to purchase up to 22,218 shares of Common Stock at an exercise price of $27.90 (the “Representative Warrants”). The Representative Warrants are exercisable at any time and from time to time, in whole or in part, until November 11, 2030, and have substantially similar terms to the Series A warrants. All Series A warrants, Series B warrants and Representative Warrants are outstanding at March 31, 2026 and December 31, 2025. All numbers were adjusted for 1-for-12 reverse stock split effective on March 6, 2026.

As of March 31, 2026 and December 31, 2025, the Company had 481 outstanding warrants issued between 2020 and 2023, with exercise prices ranging from $2,970 to $42,552 per share.

As of March 31, 2026 approximately 932,991 warrants remained outstanding

	Warrants	Weighted Average Exercise Price
Outstanding at December 31, 2024	3,116	$6,162
Expired	(109)
Canceled	(2,526)
Outstanding at March 31, 2025	481

Outstanding at December 31, 2025	932,991	$26.06
Granted	—
Canceled	—
Expired	—
Outstanding at March 31, 2026	932,991	$26.06

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

No stock options were granted during the three months ended March 31, 2026 and 2025.

The following table summarizes stock option activity for employees and non-employees for the three months ended March 31, 2026 and 2025:

	Shares	Weighted- Average Exercise Price	Weighted Average Remaining Contractual Term (in years)
Outstanding at December 31, 2024	175	$12,015.00	8.2
Granted	—
Exercised	—
Forfeited	—
Expired	—
Outstanding at March 31, 2025	175	$12,015.00	8.2
Exercisable at March 31, 2025	144	$13,980.60	7.8
			.
Outstanding at December 31, 2025	13,723	$480.70	7.51
Granted	—
Exercised	—
Forfeited	—
Expired	—
Outstanding at March 31, 2026	13,723	$480.70	7.27
Exercisable at March 31, 2026	11,258	$460.54	7.16

(1)
Shares and weighted average exercise price have been recast to reflect the 1-for-15 and 1-for-12 reverse stock splits effected on August 15, 2025 and March 6, 2026, respectively.

As of March 31, 2026 and December 31, 2025, there was approximately $0.9 million and $1.1 million, respectively, of total unrecognized compensation cost related to unvested stock options. Total unrecognized compensation cost will be adjusted for future changes in employee and non-employee forfeitures, if any. The Company expects to recognize that cost over a remaining weighted-average period of 0.37 years.

NOTE 10. SEGMENT REPORTING

The Company has been concentrated on developing treatments for cancers caused by dysregulated gene expression. The current pipeline consists of two small molecule drugs: (1) SP-3164, a targeted protein degrader, (2) seclidemstat (“SP-2577”), a targeted protein inhibitor, as well as (3) IMP3ACT Platform, a single molecule that can activate or inhibit multiple targets/receptors in an additive or synergistic manner to achieve superior or multi-indication efficacy. The Company does not have any revenue generating products.

For the three months end March 31, 2026 and 2025, the Company identified one operating and reportable segment relating to its operations. The Company defines its operating segment based on internally reported financial information that is regularly reviewed by the Chief Operating Decision Maker (the CODM), its Chief Executive Officer. The CODM reviews the segment’s loss based on net loss reported on the consolidated statement of operations.

The Company’s CODM views specific categories within research and development expenses and general and administrative expenses as significant given the direct correlation between cash burn as a pre-revenue company. The table below is a summary of the segment loss, including significant segment expenses:

	Three-Months Ended March 31
	2026	2025
Expenses:
Research and development:
SP-3164	$15,160	$21,037
SP-2577	8,310	54,495
IMP[3]ACT (Designable Multi-Antivirals)	726,343	-
General and administrative:
Professional services and Consulting	902,563	1,233,695
Personnel cost	435,058	251,108
Insurance expenses	119,083	128,953
Facility cost and other	77,222	29,407
Loss from operations	2,283,739	1,718,695
Interest income, net	59,111	9,162
Net loss	$2,224,628	$1,709,533

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the unaudited financial information and the notes thereto included herein, as well as our audited financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on March 31, 2026. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results and the timing of selected events could differ materially from those anticipated in these forward-looking statements as a result of several factors, including those set forth under "Part I - Item 1A - Risk Factors" discussed in our Annual Report on Form 10-K for the year ended December 31, 2025, in other subsequent filings with the SEC, and elsewhere in this Quarterly Report on Form 10-Q. These statements, like all statements in this report, speak only as of the date of this Quarterly Report on Form 10-Q (unless another date is indicated), and we undertake no obligation to update or revise these statements in light of future developments.

Overview

We are a pre-clinical stage biotechnology company focused on advancing our pipeline of peptide conjugate therapeutics engineered through our proprietary IMP3ACT™ platform. Our IMP3ACT™ platform represents a paradigm shift in peptide conjugate drug discovery and manufacturing, leveraging machine learning ("ML") and artificial intelligence ("AI") tools alongside high-speed synthesis techniques to rapidly engineer, optimize and manufacture peptide conjugates that target serious unmet medical needs. Peptide conjugates are emerging as a major therapeutic drug modality, with the potential to transform multiple therapeutic areas. Utilizing our novel IMP3ACT™ platform that increases the drug development speed and reduces the complexity of variant synthesis, we aim to build a robust portfolio of novel peptide conjugate therapeutics, initially focusing on infectious diseases and oncology, with the goal of becoming a fully integrated biopharmaceutical company at the forefront of this field. Through this approach, we intend to revolutionize the design, development, and commercialization of peptide conjugate therapeutics. We have no products approved for commercial sales and have not generated any revenue from product sales.

Prior to January 8, 2026, we were known as Salarius Pharmaceuticals, Inc. (“Salarius”). In November 2025, Salarius completed a merger (the “Merger”) with Legacy Decoy and conducted financings to raise capital for its business (together, along with future steps set forth elsewhere in this report, the “Decoy Transaction”). We refer herein to the post-transaction entity as the “Combined Company.” In connection with the Decoy Transaction, on January 8, 2026, Salarius filed an amendment to its amended and restated certificate of incorporation to change its name to Decoy Therapeutics Inc. (the “Name Change”). Except where the context otherwise requires or where otherwise indicated, all historical references to “Salarius” in this report refer to the Company prior to the Name Change. Prior to the Name Change, the Combined Company’s shares of common stock traded on the Nasdaq Capital Market (“Nasdaq”) under the symbol “SLRX.” Following the Name Change, the Combined Company’s shares of common stock now trade on the Nasdaq under the symbol “DCOY.”

The Merger combined our complementary approaches to create a comprehensive drug development platform. The Decoy IMP³ACT platform is generating a pipeline of Designable Multi-Antivirals ("D-MAV") candidates across respiratory viruses, designed to be extended, not rebuilt, when the next threat emerges. Additionally, two small molecule drugs that address gene dysregulation: (1) SP-3164, a targeted protein degrader, and (2) seclidemstat (“SP-2577”), a targeted protein inhibitor are legacy Salarius clinical candidates. We supported The University of Texas MD Anderson Cancer Center (“MDACC”) in MDACC’s sponsored clinical trial evaluating SP-2577 in combination with azacytidine in adult patients with myelodysplastic syndromes and chronic myelomonocytic leukemia through December, 2025. No further enrollment is planned. We intend to seek strategic alternatives for this program including potential out-licensing.

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

On March 31, 2026, the Company received a written notice from NASDAQ notifying the Company that it regained compliance with Listing Rule 5550(a)(2), the “Bid Price Rule.”

Results of Operations

Three months ended March 31, 2026 Compared to the three months ended March 31, 2025

The following table sets forth the condensed consolidated results of our operations for the three months ended March 31, 2026 compared to March 31, 2025.

	Three Months Ended March 31,		$ Change
	2026	2025
Research and development expenses	749,813	75,532	674,281
General and administrative expenses	1,533,926	1,643,163	(109,237)
Interest income, net and other	59,111	9,162	49,949
Net loss	$2,224,628	$1,709,533	515,095

Research and Development Expenses

Research and development expenses increased during the three months ended March 31, 2026 compared to the same period in 2025 primarily related to the Company’s merger in November 2025 and the resulting addition of the IMP3ACT (Designable Multi-Antivirals) program. We anticipate higher research and development expense in upcoming quarters as the Company continues on its intended path to file an IND application with the FDA or the European equivalent CTA during the first half of 2027.

	SP-2577		SP-3164		IMP3ACT
Research and development costs by candidates and by categories:	Three months ended March 31,
	2026	2025	2026	2025	2026	2025
Outsourced research and development costs	1,725	44,785	—	—	135,476	—
Employee-related costs	—	—	—	—	458,649	—
Manufacturing and laboratory costs	6,585	9,710	15,160	21,037	132,218	—
Total research and development costs	$8,310	$54,495	$15,160	$21,037	$726,343	$—

General and Administrative Expenses

General and administrative expenses were $1.5 million during the three months ended March 31, 2026, compared to $1.6 million for the three months ended March 31, 2025. The Company incurred higher professional expense related to the acquisition in 2025 and included Legacy Decoy operations during the current quarter. On January 10, 2025, the Company entered into an Agreement and Plan of Merger and incurred substantial legal and professional fees during the first quarter of 2025, all attributable to Salarius. Current period spending includes combined Company costs, including increased personnel costs, as well as professional fees associated with the Company’s special meeting of Shareholders held in February 2026 in connection with the stock split.

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

As of March 31, 2026, cash, cash equivalents, and restricted cash totaled $7.8 million, which were held in bank deposit accounts and a money market account. Approximately $3.0 million of our March 31, 2026 cash position is restricted for use under our Gates Foundation Grant Agreement and can only be used for specific development purposes, not for general or administrative purposes. Working capital totaled $3.8 million as of March 31, 2026. Our cash, cash equivalents, and restricted cash balance decreased during the three months ended March 31, 2026, primarily due to cash used in operating activities. We believe our current cash and cash equivalents will be sufficient to fund our current and restructured operations into late 2026.

During the three months ended March 31, 2025 the Company sold 1,966 shares of common stock in an "at the market offering" with gross proceeds of $0.4 million.

The Company issued 1,593 shares of common stock with proceeds of $0.7 million during the three months ended March 31, 2025 pursuant to the ELOC Agreement. No sales of common stock under either program were made during the three months ended March 31, 2026.

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

Cash Flows

	Three Months Ended March 31,
Net cash (used in) provided by:	2026	2025
Operating activities	$(2,889,329)	$(1,181,714)
Financing activities	—	545,566
Net (decrease) in cash, cash equivalents, and restricted cash	$(2,889,329)	$(636,148)

Operating Activities

Net cash used in operating activities was $2.9 million in the current period, an increase of approximately $1.7 million from the same period in 2025. The increase is primarily due to higher operating expenses during the current period compared to the same period in 2025, including research and development associated with the development of the IMP3ACT Platform, professional costs associated with our Special Meeting of Shareholders in February 2026 and current period payments to lower accrued expense balances.

Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2025 was $0.5 million, mainly resulting from the Company's sale of common shares under the ATM and ELOC program offset by the repayments on notes payable for D&O insurance. The Company did not complete any financing activities in the current period.

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

There have been no material changes to our critical accounting policies from those described in "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in our Annual Report on Form 10-K filed with SEC on March 31, 2026.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of March 31, 2026. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2026, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

During the three months ended March 31, 2026, there was no significant change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We are not a party to any material legal proceedings on the date of this report. We may from time to time become involved in legal proceedings arising in the ordinary course of business, and the resolution of any such claims could be material.

Item 1A. Risk Factors

There have been no material changes from the risk factors set forth under Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2025.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable

Item 5. Other Information

During the fiscal quarter ended March 31, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (in each case, as defined in Item 408 of Regulation S-K).

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

3.12

Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Salarius Pharmaceuticals, Inc., effective January 8, 2026 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 8, 2026).

3.13

Second Amended and Restated Bylaws of the Registrant, effective January 8, 2026 (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 8, 2026)

3.14

Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Decoy Therapeutics Inc., effective March 6, 2026 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 5, 2026).

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
101.0

The following materials from Salarius Pharmaceuticals, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, formatted in XBRL (eXtensible Business Reporting Language):(i) Unaudited Condensed Consolidated Balance Sheets, (ii) Unaudited Condensed Consolidated Statements of Operations (iii) Unaudited Condensed Consolidated Statements of Stockholders' Equity (Deficit), (iv) Unaudited Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Unaudited Consolidated Financial Statements.

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

SALARIUS PHARMACEUTICALS, INC.

		By:	/s/ Frederick E. Pierce
Frederick E. Pierce Chief Executive Officer (Principal Executive Officer)

		By:	/s/ Mark J. Rosenblum
Mark J. Rosenblum Chief Financial Officer and Executive Vice President of Finance (Principal Financial Officer and Principal Accounting Officer)

Date:	May 8, 2026