Form 10-Q
period 2026-06-30
Decoy Therapeutics Inc.
filed 2026-08-12
CIK 1615219

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
OR
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

As of August 11, 2026, there were 655,185 shares of common stock outstanding.

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
•
our ability to maintain the listing of our shares of common stock on The Nasdaq Capital Market (“Nasdaq”), including specifically our ability to continue to comply with the minimum $2.5 million stockholders' equity requirement, and the effect of noncompliance on the potential liquidity and trading of our shares of common stock;
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
•
our ability to maintain our Nasdaq listing;
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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

DECOY THERAPEUTICS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2026	December 31, 2025
	(Unaudited)	Audited
Assets
Current assets:
Cash, cash equivalents, and restricted cash	$8,289,108	$10,709,937
Prepaid expenses and other current assets	284,200	275,223
Total current assets	8,573,308	10,985,160
Property and equipment, net	399,077	40,559
Other assets	28,775	30,988
Total assets	$9,001,160	$11,056,707
Liabilities, convertible preferred stock and stockholders' equity
Current liabilities:
Accounts payable	$1,326,782	$940,586
Accrued expenses and other current liabilities	215,697	861,748
Deferred revenue	2,997,952	3,225,581
Due to related party	139,823	139,823
Total current liabilities	4,680,254	5,167,738
Total liabilities	$4,680,254	$5,167,738
Commitments and contingencies (Note 5)
Stockholders' equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; 1,674 and 1,674 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively	-	-
Common stock, $0.0001 par value; 100,000,000 shares authorized; 531,968 and 531,968 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively	53	53
Additional paid-in capital	103,361,379	100,331,014
Accumulated deficit	(99,040,526)	(94,442,098)
Total stockholders' equity	4,320,906	5,888,969
Total liabilities and stockholders' equity	$9,001,160	$11,056,707

Historical common stock and additional paid-in capital amounts have been recast to reflect the 1-for-15 and 1-for-12 reverse stock splits effected on August 15, 2025 and March 6, 2026, respectively.

See accompanying notes to condensed consolidated financial statements.

DECOY THERAPEUTICS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Grant Revenue	$227,629	-	227,629	-
Operating expenses:
Research and development	$1,304,345	$116,383	$2,054,158	$191,915
General and administrative	1,326,676	849,182	2,860,602	2,492,345
Total operating expenses	2,631,021	965,565	4,914,760	2,684,260
Loss from operations	(2,631,021)	(965,565)	(4,914,760)	(2,684,260)
Interest income and other, net	$29,592	$7,740	88,703	16,902
Net loss	$(2,373,800)	$(957,825)	$(4,598,428)	$(2,667,358)

Net loss per share attributable to common stockholders — basic and diluted	$(4.46)	$(81.21)	$(8.64)	$(253.72)
Total net loss per share	$(4.46)	$(81.21)	$(8.64)	$(253.72)
Weighted-average number of common shares used in net loss per share attributable to common stockholders — basic and diluted	531,968	11,794	531,968	10,513

Historical common stock and additional paid-in capital amounts have been recast to reflect the 1-for-15 and 1-for-12 reverse stock splits effected on August 15, 2025 and March 6, 2026, respectively.

See accompanying notes to condensed consolidated financial statements.

DECOY THERAPEUTICS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2026	2025
Operating activities
Net loss	$(4,598,428)	$(2,667,358)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	19,556	2,212
Equity-based compensation	419,221	56,689
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(272,847)	(11,659)
Accounts payable	(235,170)	337,971
Accrued expenses and other	(646,051)	238,134
Deferred revenue	(227,629)	—
Net cash used in operating activities	(5,541,348)	(2,044,011)
Investing activities
Purchase of fixed assets	(42,424)	—
Net cash used in investing activities	(42,424)	—
Financing activities
Proceeds from issuance of equity securities, net	3,162,943	626,235
Payments on note payable	—	(221,866)
Net cash provided by financing activities	3,162,943	404,369
Net decrease in cash	(2,420,829)	(1,639,642)
Cash, cash equivalents, and restricted cash at beginning of period	10,709,937	2,434,528
Cash, cash equivalents, and restricted cash at end of period	$8,289,108	$794,886
Supplemental cash flow information
Cash paid for interest	$—	$5,800
Accrued issuance costs for public offering	$551,799	$356,984
Property and equipment purchases in accounts payable	$69,567	$—
Property and equipment reclassified from prepaid expenses	$263,870	$—

See accompanying notes to condensed consolidated financial statements.

DECOY THERAPEUTICS INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(Unaudited)

	Common Stock		Preferred Stock		Additional Paid-In	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2024	8,006	1	—	—	83,435,312	(81,923,618)	1,511,695
Issuance of equity securities, net	3,559	—	—	—	226,170	—	226,170
Equity-based compensation expense	—	—	—	—	33,534	—	33,534
Net loss	—	—	—	—	—	(1,709,533)	(1,709,533)
Balance at March 31, 2025	11,565	1	—	—	83,695,016	(83,633,151)	61,866
Issuance of equity securities and other, net	253	—	—	—	43,080	—	43,080
Equity-based compensation expense	—	—	—	—	23,155	—	23,155
Net loss	—	—	—	—	—	(957,825)	(957,825)
Balance at June 30, 2025	11,818	1	—	—	83,761,251	(84,590,976)	(829,724)

Balance at December 31, 2025	531,968	53	1,674	—	100,331,014	(94,442,098)	5,888,969
Equity-based compensation expense	—	—	—	—	213,044	—	213,044
Net loss	—	—	—	—	—	(2,224,628)	(2,224,628)
Balance at March 31, 2026	531,968	53	1,674	—	100,544,058	(96,666,726)	3,877,385
Issuance of equity securities, net	—	—	—	—	2,611,144	—	2,611,144
Equity-based compensation expense	—	—	—	—	206,177	—	206,177
Net loss	—	—	—	—	—	(2,373,800)	(2,373,800)
Balance at June 30, 2026	531,968	53	1,674	—	103,361,379	(99,040,526)	4,320,906

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

Prior to January 8, 2026, the Company was known as Salarius Pharmaceuticals, Inc. (“Salarius”). In November 2025, Salarius completed a merger with Decoy Therapeutics Inc. (“Legacy Decoy”) and conducted financings to raise capital for its business (together, along with future steps set forth elsewhere in this Quarterly Report on Form 10-Q, the “Decoy Transaction”). We refer herein to the post-transaction entity as the “Combined Company.” In connection with the Decoy Transaction, on January 8, 2026, Salarius filed an amendment to its amended and restated certificate of incorporation to change its name to Decoy Therapeutics Inc. (the “Name Change”). Except where the context otherwise requires or where otherwise indicated, all historical references to “Salarius” in this report refer to the Company prior to the Name Change. Prior to the Name Change, the Combined Company’s shares of common stock traded on the Nasdaq Capital Market (“Nasdaq”) under the symbol “SLRX.” Following the Name Change, the Combined Company’s shares of common stock now trade on the Nasdaq under the symbol “DCOY.”

The Merger combines our complementary approaches to create a comprehensive drug development platform. The Company's IMP³ACT platform is generating a pipeline of Designable Multi-Antivirals ("D-MAV") candidates across respiratory viruses, designed to be extended, not rebuilt, when the next threat emerges. Additionally, the pipeline includes two small molecule drugs that address gene dysregulation: (1) SP-3164, a targeted protein degrader, and (2) seclidemstat (“SP-2577”), a targeted protein inhibitor. SP-2577 has received FDA fast track designation as a potential treatment for Ewing sarcoma, a rare pediatric disease. We have supported The University of Texas MD Anderson Cancer Center (“MDACC”) in MDACC’s sponsored clinical trial evaluating SP-2577 in combination with azacytidine in adult patients with myelodysplastic syndromes and chronic myelomonocytic leukemia through December 2025. No further enrollment is planned. The Company is seeking strategic alternatives for this program including potential out-licensing. The Company plans to integrate certain assets, particularly the proprietary compound SP-3164, to expand the Company's opportunities in creating a novel class of peptide conjugates called peptide-based proteolysis targeting chimeras (“P-PROTACs”). The Company believes the synergies from the Merger are evident in our combined approach to drug development, integrating expertise in peptide conjugates with our small molecule assets. This combination enables the Company to address a wider range of diseases and potentially “undruggable” targets.

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

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries as of June 30, 2026. All significant intercompany balances and transactions have been eliminated in consolidation.

Unaudited Interim Financial Information

The accompanying interim financial statements are unaudited. These unaudited interim financial statements have been prepared in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. These unaudited interim financial statements should be read in conjunction with the audited financial statements and accompanying notes for the year ended December 31, 2025 included elsewhere in the Company's Annual Report on Form 10-K filed with the SEC on March 31, 2026. In the opinion of management, the unaudited interim financial statements reflect all the adjustments (consisting of normal recurring adjustments) necessary to state fairly the Company’s financial position as of June 30, 2026 and the results of operations for the three and six months ended June 30, 2026 and 2025. The interim results of operations are not necessarily indicative of the results that may occur for the full fiscal year. The December 31, 2025 balance sheet included herein was derived from the audited financial statements, but does not include all disclosures, including notes, required by GAAP for complete financial statements.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America as defined by the FASB ASC requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Cash, Cash Equivalents, and Restricted Cash

Decoy considers all highly liquid investments with original maturities of three months or less to be cash equivalents. Approximately $2.7 million and $3.0 million of our June 30, 2026 and December 31, 2025 cash positions, respectively, are restricted for use under our Gates Foundation Grant Agreement.

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

The number of potentially anti-dilutive shares, consisting of common shares underlying (i) common stock options, (ii) stock purchase warrants, (iii) rights entitling holders to receive warrants to purchase the Company's common shares, and (iv) restricted stock units which have been excluded from the computation of diluted loss per share, was approximately 5,114,256 and 657 shares as of June 30, 2026 and 2025, respectively.

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

The Company accounts for uncertain tax positions in accordance with the provisions of ASC 740. When uncertain tax positions exist, the Company recognizes the tax benefit of tax positions to the extent that the benefit will more likely than not be realized. The determination as to whether the tax benefit will more likely than not be realized is based upon the technical merits of the tax position as well as consideration of the available facts and circumstances. As of June 30, 2026 and December 31, 2025, the Company did not have any significant uncertain tax positions and no interest or penalties have been charged. The Company's practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company is subject to routine audits by taxing jurisdictions.

NOTE 3. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets at June 30, 2026 and December 31, 2025 consisted of the following:

	June 30, 2026	December 31, 2025
Prepaid insurance	$138,134	$—
Other prepaid expense and current assets	146,066	275,223
Total prepaid expenses and other current assets	$284,200	$275,223

Insurance is mainly comprised of prepaid directors' and officers' insurance. Other prepaid assets primarily include unamortized subscription fees, as well as security deposits related to our operating lease and equipment.

NOTE 4. DEFERRED REVENUE AND GRANT REVENUE

Cash received from grants in advance of incurring qualifying costs is recorded as deferred revenue and recognized as revenue when qualifying costs are incurred. Deferred revenue balances were $3.0 million and $3.2 million as of June 30, 2026 and December 31, 2025, respectively.

Legacy Decoy has received grants from two funding sources, including a private not-for-profit organization and a federal agency. Funds received in advance of services being performed are recorded as deferred revenue. Income under the not-for-profit and federal agency grants is recognized as labor and material costs are incurred. Labor costs are recognized based on actual salary costs incurred related to the projects, and material costs are recognized based on actual expenditures. Grant revenue amount is approximately $0.2 million and $0 for the three and six months ended June 30, 2026 and June 30, 2025, respectively.

NOTE 5. COMMITMENTS AND CONTINGENCIES

Gates Foundation

The Company received a foundation grant from the Gates Foundation for the development of a nasally inhaled, low cost, peptide conjugate pan-Coronavirus antiviral inhibitor. The initial award on September 6, 2021 provided up to a total of approximately $904,000 and expired on February 28, 2023. Legacy Decoy initially recorded the proceeds in deferred revenue. As work commenced under the grant, the Company recognized income from deferred revenue.

In 2023 the Company entered into a supplemental grant with the Gates Foundation for an additional $4,084,500 for continued work on the nasally inhaled, low cost, peptide conjugate pan-Coronavirus antiviral inhibitor referenced above. The Company received payment of $3,500,000 on September 28, 2023. The remaining $584,500 will be received after the completion of certain milestones.

The Company had approximately $2.7 million and $2.9 million in restricted cash and deferred revenue related to this grant at June 30, 2026 and December 31, 2025, respectively.

The Company recognized grant revenue related to this grant of approximately $0.2 million and $0 for the three and six months ended June 30, 2026 and June 30, 2025, respectively.

Johnson and Johnson Quickfire Grants

The Company received a grant from the Johnson and Johnson through the U.S. government’s Blue Knight Program (Quickfire Grant) for experiments relating to the pharmacokinetics and tolerability of the aforementioned pan-Coronavirus inhibitor in the Human Airway Epithelium (HAE) model. The initial award to the Company on January 31, 2023 provided for $100,000. The Company initially records all grant proceeds in deferred revenue. As work commenced under the grant, the Company recognizes income from deferred revenue.

During 2023 the Company received $1,000,000 of additional Quickfire grant for work to investigate the potential for broader therapeutic use of the aforementioned pan-Coronavirus inhibitor.

On March 25, 2024 the Company received an additional grant of $250,000 Quickfire Grant for experiments relating to the pharmacokinetics and tolerability of the aforementioned pan-Coronavirus inhibitor in the Human Airway Epithelium (HAE) model. At June 30, 2026 and December 31, 2025 the Company recorded the $250,000 proceeds from the Quickfire Grant in deferred revenue, and no revenue was recognized during each of the six months ended June 30, 2026 and 2025.

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

Lease Agreement

The Company presently leases office and laboratory space under operating lease agreements on a month-to-month basis.

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

NOTE 7. RELATED PARTY TRANSACTIONS

Before the merger closed in November 2025, one officer/founder of the Company had an outstanding Demand Note in the principal amount of $55,555, plus accrued interest of approximately $13,000. This note accrues interest at 10% and had a maturity date of December 28, 2024. An agreement to exchange this note for Salarius Series B Preferred Stock was executed and the note was extinguished at the closing of the Merger.

As of June 30, 2026 and December 31, 2025, one family member of an officer/founder of the Company had an outstanding Demand Note in the amount of $83,333, plus accrued interest of approximately $22,000 and an outstanding Promissory Note in the amount of $100,000, plus accrued interest of approximately $20,000. An agreement to exchange this note for Salarius Series B Preferred Stock was executed and the note was extinguished at the closing of the Merger. During the second half of 2024 and first half of 2025, founders of the Legacy Decoy loaned Legacy Decoy approximately $140,000 through non- interest bearing, open-ended maturity notes. As of July 22, 2025 these notes were amended to have a maturity date in November 2026.

NOTE 8. STOCKHOLDERS' EQUITY

Private Placement Transaction - June 2026

On June 26, 2026, the Company entered into a Securities Purchase Agreement (the "Purchase Agreement") with an institutional and accredited investor (the "Purchaser") for a private placement (the "Private Placement") of the Company's securities. Pursuant to the Purchase Agreement, the Company issued and sold to the Purchaser, at a purchase price of $5.91 per share (the "Per Share Purchase Price"), (i) an aggregate of 592,217 shares of the Company's common stock, par value $0.0001 per share, or pre-funded warrants in lieu thereof for any portion of the Purchaser's investment that would otherwise result in the Purchaser exceeding the Beneficial Ownership Limitation (the "Pre-Funded Warrants"), and (ii) accompanying milestone-based Series A, Series B and Series C common warrants (collectively, the "Milestone Warrants"). The purchase price per Pre-Funded Warrant was equal to the Per Share Purchase Price, less $0.0001. The Series A, Series B and Series C Warrants entitle the Purchaser to purchase up to 100%, 200% and 200%, respectively, of the number of shares purchased (including shares underlying the Pre-Funded Warrants), in each case at an exercise price of $5.91 per share, subject to adjustment. Each Milestone Warrant will expire on the earlier of (i) the 90th day following the date of the applicable Milestone Event and (ii) June 26, 2031. With respect to the Series A Warrants, the “Milestone Event” means the later of (a) the date of the filing by the Company of a Clinical Trial Application with the applicable competent regulatory authority in the European Economic Area to commence a Phase 1 clinical trial and (b) the date the Company obtains approval of its stockholders for the exercise of the Milestone Warrants and the issuance of the underlying shares of Common Stock as required under the applicable Nasdaq rules and regulations (the "Stockholder Approval Date"). With respect to the Series B Warrants, the “Milestone Event” means the later of (a) the date on which the Company provides notice to the holder of the Company’s receipt of formal written approval from the Medicines and Healthcare products Regulatory Agency to conduct a Phase 2a human challenge trial in the United Kingdom and (b) the Stockholder Approval Date. With respect to the Series C Warrants, the “Milestone Event” means the later of (a) the Company’s public announcement that the Phase 2a human challenge trial conducted in the United Kingdom met its primary endpoint and (b) the Stockholder Approval Date.

Gross proceeds from the Private Placement were approximately $3.5 million, before deducting placement agent fees and other offering expenses, and excluding any proceeds from future exercise of the Milestone Warrants. The Private Placement closed on June 29, 2026

Common Stock Issuances

During the six months ended June 30, 2025 the Company sold 2,218 shares of common stock in an "at the market offering" with gross proceeds of $0.4 million.

The Company issued 1,593 shares of common stock with proceeds of $0.7 million during the six months ended June 30, 2025 pursuant to the ELOC Agreement. Under the terms of the June 26, 2026 Private Placement the Company is prohibited from using the ELOC and ATM for 180 days.

Preferred Stock Issued to Legacy Decoy Stockholders and Debtholders

In November 2025, the Company issued 877.709 shares of Series A Non-Voting Convertible Preferred Stock (the "Series A Stock") and 796.306 shares of Series B Non-Voting Convertible Preferred Stock (the "Series B Stock") to former Legacy Decoy stockholders and debtholders. In connection with the adjustment to the conversion ratio in the certificate of designations for the Series A and Series B Preferred stock triggered by the Offering, the number of Company common shares underlying the issued and reserved shares of Series A and Series B Preferred Stock is 401,126. The shares of Series A Preferred Stock and Series B Preferred Stock are not convertible into common stock until such time as the Company’s stockholders approve such conversion in accordance with Nasdaq Rule 5635 and the approval of the Company’s initial listing application with Nasdaq. As of June 30, 2026 and December 31, 2025, no shares have been converted.

Warrants (see also Private Placement Transaction above)

In connection with the Offering closed on November 12, 2025, Salarius issued pre-funded warrants to purchase up to 179,361 shares of Common Stock. All pre-funded warrants from this Offering were fully exercised as of December 31, 2025. The Company also issued Series A warrants to purchase up to 388,889 shares of Common Stock, Series B warrants to purchase up to 388,889 shares of Common Stock, and up to 58,333 additional shares of Common Stock, Series A warrants to purchase up to an additional 58,333 shares of Common Stock and Series B warrants to purchase up to an additional 58,333 shares of Common Stock that may be purchased pursuant to a 45-day option to purchase additional securities granted to the Representative by the Company. The Company also issued warrants to the Representative to purchase up to 22,218 shares of Common Stock at an exercise price of $27.90 (the “Representative Warrants”). The Representative Warrants are exercisable at any time and from time to time, in whole or in part, until November 11, 2030, and have substantially similar terms to the Series A warrants. All Series A warrants, Series B warrants and Representative Warrants are outstanding at June 30, 2026 and December 31, 2025. All numbers were adjusted for 1-for-12 reverse stock split effective on March 6, 2026.

As of June 30, 2026 approximately 4,699,381 warrants remained outstanding.

	Warrants	Weighted Average Exercise Price
Outstanding at December 31, 2024	3,116	$6,162
Expired	(109)
Canceled	(2,526)
Outstanding at June 30, 2025	481

Outstanding at December 31, 2025	932,991	$26.06
Granted	3,766,500	$5.91
Canceled	—
Expired	(110)

Outstanding at June 30, 2026	4,699,381	$9.91

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

NOTE 9. EQUITY-BASED COMPENSATION

Equity Incentive Plans

The Company has granted options to employees, directors, and consultants under the 2015 Equity Incentive Plan (the "2015 Plan"). The 2015 Plan provides for the grant of incentive stock options ("ISOs"), nonstatutory stock options, restricted stock awards, restricted stock units, stock appreciation rights, performance-based stock awards and other stock-based awards. Additionally, the 2015 Plan provides for the grant of performance-based cash awards. ISOs may be granted only to the Company's employees. All other awards may be granted to the Company's employees, including officers, and to non-employee directors and consultants. The 2015 Plan expired in accordance with its terms in January 2025 and the 2026 Equity Incentive Plan was approved by shareholder in February 2026.The initial number of shares of our common stock that may be issued under the 2026 Equity Incentive Plan will be 91,666.

No stock options were granted during the six months ended June 30, 2026 and 2025.

The following table summarizes stock option activity for employees and non-employees for the six months ended June 30, 2026 and 2025:

	Shares	Weighted- Average Exercise Price	Weighted Average Remaining Contractual Term (in years)
Outstanding at December 31, 2024	175	$12,015.00	8.2
Granted	—
Exercised	—
Forfeited	—
Expired	—
Outstanding at June 30, 2025	175	$12,015.00	7.71
Exercisable at June 30, 2025	161	$12,740.40	7.66
			.
Outstanding at December 31, 2025	13,723	$480.70	7.51
Granted	—
Exercised	—
Forfeited	—
Expired	—
Outstanding at June 30, 2026	13,723	$480.70	7.02
Exercisable at June 30, 2026	11,853	$462.99	6.94

(1)
Shares and weighted average exercise price have been recast to reflect the 1-for-15 and 1-for-12 reverse stock splits effected on August 15, 2025 and March 6, 2026, respectively.

As of June 30, 2026 and December 31, 2025, there was approximately $0.7 million and $1.1 million, respectively, of total unrecognized compensation cost related to unvested stock options. Total unrecognized compensation cost will be adjusted for future changes in employee and non-employee forfeitures, if any. The Company expects to recognize that cost over a remaining weighted-average period of 0.27 years.

NOTE 10. SEGMENT REPORTING

The Company had historically been concentrated on developing treatments for cancers caused by dysregulated gene expression. The current pipeline consists of two small molecule drugs: (1) SP-3164, a targeted protein degrader, and (2) seclidemstat (“SP-2577”), a targeted protein inhibitor. Since the completion of the Merger, the Company has focused on the IMP3ACT Platform, a single molecule that can activate or inhibit multiple targets/receptors in an additive or synergistic manner to achieve superior or multi-indication efficacy. The Company does not have any revenue generating products.

For the three and six months ended June 30, 2026 and 2025, the Company identified one operating and reportable segment relating to its operations. The Company defines its operating segment based on internally reported financial information that is regularly reviewed by the Chief Operating Decision Maker (the "CODM"), its Chief Executive Officer. The CODM reviews the segment’s loss based on net loss reported on the consolidated statement of operations.

The Company’s CODM views specific categories within research and development expenses and general and administrative expenses as significant given the direct correlation between cash burn as a pre-revenue company. The table below is a summary of the segment loss, including significant segment expenses:

	Three-Months Ended June 30		Six-Months Ended June 30
	2026	2025	2026	2025

Grant Revenue	$227,629	$-	$227,629	$-
Expenses:
Research and development:
SP-3164	$-	$8,406	$15,160	$29,443
SP-2577	25,767	107,977	34,077	162,472
IMP[3]ACT (Designable Multi-Antivirals)	1,278,578	-	2,004,921	-
General and administrative:
Professional services and Consulting	684,042	515,414	1,586,605	1,749,109
Personnel cost	428,922	180,933	863,980	432,041
Insurance expenses	123,574	130,521	242,657	259,474
Facility cost and other	90,138	22,314	167,360	51,721
Loss from operations	2,631,021	965,565	4,914,760	2,684,260
Interest income, net	29,592	7,740	88,703	16,902
Net loss	$2,373,800	$957,825	$4,598,428	$2,667,358

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

The Merger combined our complementary approaches to create a comprehensive drug development platform. The Decoy IMP³ACT platform is generating a pipeline of Designable Multi-Antivirals ("D-MAV") candidates across respiratory viruses, designed to be extended, not rebuilt, when the next threat emerges. Additionally, two small molecule drugs that address gene dysregulation: (1) SP-3164, a targeted protein degrader, and (2) seclidemstat (“SP-2577”), a targeted protein inhibitor are legacy Salarius clinical candidates which received FDA fast track designation as a potential treatment for Ewing sarcoma, a rare pediatric disease. We supported The University of Texas MD Anderson Cancer Center (“MDACC”) in MDACC’s sponsored clinical trial evaluating SP-2577 in combination with azacytidine in adult patients with myelodysplastic syndromes and chronic myelomonocytic leukemia through December, 2025. No further enrollment is planned. We are seeking strategic alternatives for this program including potential out-licensing.

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

Recent Developments

Private Placement

On June 26, 2026, we entered into a Securities Purchase Agreement with an institutional and accredited investor for a private placement of our securities, which closed on June 29, 2026. Under the agreement, we sold an aggregate of 592,217 shares of our common stock (or pre-funded warrants in lieu thereof, for any portion of the purchase that would have caused the investor to exceed an agreed beneficial ownership limitation) at a purchase price of $5.91 per share, together with accompanying milestone-based Series A, Series B and Series C common warrants exercisable for up to 100%, 200% and 200%, respectively, of the shares purchased, at an exercise price of $5.91 per share.

The private placement consisted of (i) $3.5 million of upfront gross proceeds at a purchase price of $5.91 per share from the sale of common stock (or pre-funded warrants in lieu thereof), (ii) a milestone-based Series A warrant with potential additional aggregate gross proceeds of approximately $3.5 million if fully exercised following both shareholder approval and the date of filing by the Company of a Clinical Trial Application with the applicable competent regulatory authority in the European Economic Area to commence a Phase 1 clinical trial, (iii) a milestone-based Series B warrant with potential additional aggregate gross proceeds of approximately $7.0 million if fully exercised following both shareholder approval and the Company’s receipt of formal written approval from the Medicines and Healthcare products Regulatory Agency to conduct a Phase 2a human challenge trial in the United Kingdom, and (iv) a milestone-based Series C warrant with potential additional aggregate gross proceeds of approximately $7.0 million if fully exercised following both shareholder approval and the Company’s public announcement of data from the Company’s positive Phase 2a human challenge trial conducted in the United Kingdom. As of the closing date, we received gross proceeds of approximately $3.5 million from this private placement, before deducting placement agent fees and other offering expenses. We intend to use the net proceeds for general corporate purposes, including to advance our lead asset into clinical trials.

Results of Operations

Three months ended June 30, 2026 Compared to the three months ended June 30, 2025

The following table sets forth the condensed consolidated results of our operations for the three months ended June 30, 2026 compared to June 30, 2025.

	Three Months Ended June 30,		$ Change	%
	2026	2025
Grant Revenue	$227,629	$-	$227,629	-
Research and development expenses	1,304,345	116,383	1,187,962	1021%
General and administrative expenses	1,326,676	849,182	477,494	56%
Interest income, net and other	29,592	7,740	21,852	282%
Net loss	$2,373,800	$957,825	1,415,975	148%

Grant Revenue

Grant revenue, which was derived solely from the Gates' Foundation grant, was $0.2 million and $0 million during the three months ended June 30, 2026 and 2025, respectively. The increase in revenue was due to an increase in overall expenses allowed by the grant. Given the nature of the development process, grant revenue will fluctuate depending on the stage of development and the timing of expenses.

Research and Development Expenses

Research and development expenses increased during the three months ended June 30, 2026 compared to the same period in 2025 primarily related to the Merger in November 2025 and the resulting addition of the IMP3ACT (Designable Multi-Antivirals) program. We anticipate higher research and development expense in upcoming quarters as the Company continues on its intended path to file an IND application with the FDA or the European equivalent CTA during the first half of 2027.

	SP-2577		SP-3164		IMP3ACT
Research and development costs by candidates and by categories:	Three months ended June 30,
	2026	2025	2026	2025	2026	2025
Outsourced research and development costs	20,889	27,502	—	—	523,027	—

Employee-related costs	—	—	—	—	468,966	—
Manufacturing and laboratory costs	4,879	80,475	—	8,406	286,584	—
Total research and development costs	$25,768	$107,977	$—	$8,406	$1,278,577	$—

General and Administrative Expenses

General and administrative expenses were $1.3 million during the three months ended June 30, 2026, compared to $0.8 million for the three months ended June 30, 2025. The increase was primarily attributable to the inclusion of Legacy Decoy's operations in the current quarter following the Merger, which closed in November 2025.

Six months ended June 30, 2026 Compared to the six month ended June 30, 2025

The following table sets forth the condensed consolidated results of our operations for the six months ended June 30, 2026 compared to June 30, 2025.

	Six Months Ended June 30,		$ Change	%
	2026	2025
Grant Revenue	$227,629	$-	$227,629	-
Research and development expenses	2,054,158	191,915	1,862,243	970%
General and administrative expenses	2,860,602	2,492,345	368,257	15%
Interest income(expense), net	88,703	16,902	71,801	425%
Net loss	$4,598,428	$2,667,358	1,931,070	72%

Grant Revenue

Grant revenue, which was derived solely from the Gates' Foundation grant, was $0.2 million and $0 million for the six months ended June 30, 2026 and 2025, respectively. The increase in revenue was due to an increase in overall expenses allowed by the grant. Given the nature of the development process, grant revenue will fluctuate depending on the stage of development and the timing of expenses.

Research and Development Expenses

Research and development expenses increased during the six months ended June 30, 2026 compared to the same period in 2025 primarily related to the Merger in November 2025 and the resulting addition of the IMP3ACT (Designable Multi-Antivirals) program. We anticipate higher research and development expense in upcoming quarters as the Company continues on its intended path to file an IND application with the FDA or the European equivalent CTA during the first half of 2027.

	SP-2577		SP-3164		IMP3ACT
Research and development costs by candidates and by categories:	Six months ended June 30,
	2026	2025	2026	2025	2026	2025
Outsourced research and development costs	22,614	72,287	—	—	658,503	—
Employee-related costs	—	—	—	—	927,615	—
Manufacturing and laboratory costs	11,464	90,185	15,160	29,443	418,802	—
Total research and development costs	$34,078	$162,472	$15,160	$29,443	$2,004,920	$—

General and Administrative Expenses

General and administrative expenses were $2.9 million during the six months ended June 30, 2026, compared to $2.5 million for the six months ended June 30, 2025. The increase was primarily attributable to the inclusion of Legacy Decoy's operations in the current quarter following the Merger, which closed in November 2025.

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

As of June 30, 2026, cash, cash equivalents, and restricted cash totaled $8.3 million, which were held in bank deposit accounts and a money market account. Approximately $2.7 million of our June 30, 2026 cash position is restricted for use under our Gates Foundation Grant Agreement and can only be used for specific development purposes. Working capital totaled $3.8 million as of June 30, 2026. Our cash, cash equivalents, and restricted cash balance decreased during the six months ended June 30, 2026, primarily due to cash used in operating activities. We believe our current cash and cash equivalents will be sufficient to fund our current and restructured operations into late 2026.

During the six months ended June 30, 2026, we closed a private placement pursuant to which we sold an aggregate of 592,217 shares of our common stock (or pre-funded warrants in lieu thereof) at a purchase price of $5.91 per share, together with accompanying milestone-based Series A, Series B and Series C common warrants. We received gross proceeds of approximately $3.5 million from this private placement, before deducting placement agent fees and other offering expenses.

During the six months ended June 30, 2025 the Company sold 1,966 shares of common stock in an "at the market offering" with gross proceeds of $0.4 million.

The Company issued 1,593 shares of common stock with proceeds of $0.7 million during the six months ended June 30, 2025 pursuant to the ELOC Agreement. No sales of common stock under either program were made during the six months ended June 30, 2026 .

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

Cash Flows

	Six Months Ended June 30,
Net cash (used in) provided by:	2026	2025
Operating activities	$(5,541,348)	$(2,044,011)
Investing activities	(42,424)	-
Financing activities	3,162,943	404,369
Net (decrease) in cash, cash equivalents, and restricted cash	$(2,420,829)	$(1,639,642)

Operating Activities

Net cash used in operating activities was $5.5 million in the current period, an increase of approximately $3.5 million from the same period in 2025. The increase is primarily due to higher operating expenses during the current period compared to the same period in 2025, including research and development associated with the development of the IMP3ACT Platform, professional costs associated with our Special Meeting of Shareholders in February 2026 and current period payments to lower accrued expense balances.

Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2026 and 2025 was $3.2 million and $0.4 million, respectively. The increase was primarily attributable to the Company's sale of equity securities under private placement arrangement during the six months ended June 30, 2026, as compared to proceeds from the ATM & ELOC program during the same period of 2025 .

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of June 30, 2026. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2026, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

During the three months ended June 30, 2026, there was no significant change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We are not a party to any material legal proceedings on the date of this report. We may from time to time become involved in legal proceedings arising in the ordinary course of business, and the resolution of any such claims could be material.

Item 1A. Risk Factors

Except as set forth below, there have been no material changes from the risk factors set forth under Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2025.

Nasdaq’s new $5.0 million market value standard for continued listing may, if implemented, threaten our ability to remain listed on the exchange.

On July 22, 2026, the SEC approved a new Nasdaq continued listing requirement (the “MVLS Rule”) that required each Nasdaq listed issuer to maintain a minimum market value of listed securities of at least $5 million. Under the MVLS Rule, if the value of an issuer’s listed securities, as measured by each applicable trading day’s closing price, continues to be less than $5 million for a period of 30 consecutive trading days, the issuer’s securities would immediately be delisted, with no compliance or cure period. The MVLS Rule would also preclude an issuer’s ability to seek stay of delisting during any appeals process, and would preclude Nasdaq hearings panels from reversing the delisting determination to situations where there was an error and the company never actually failed to satisfy the requirement. The panel would also not be able to consider any facts indicating that an issuer subsequently regained compliance with the requirement or grant an issuer any additional time to regain compliance.

On July 29, 2026, the SEC notified Nasdaq that the order granting approval of the MVLS Rule had been stayed pending further review. It is unknown whether the SEC will affirm its order to approve the MVLS Rule following such review. If approved by the SEC, the MVLS Rule could become effective on an immediate basis. Our Common Stock currently trades at levels that are below the $5 million aggregate market value threshold proposed by Nasdaq. As such, if the MVLS Rule is approved by the SEC, our Common Stock could be imminently delisted by Nasdaq on this basis.

If the MVLS Rule is approved, we may be required to monitor our market value of listed securities closely and, if necessary, take actions such as issuing additional securities, raising additional capital or undertaking other corporate actions to seek to maintain compliance, any of which could dilute our existing shareholders, increase our costs, or divert management’s attention. The risk of a rapid loss of Nasdaq listing, or an actual delisting, could adversely affect investor confidence, the liquidity and trading price of our Common Stock, and our ability to access the capital markets, and could have a material adverse effect on our business, financial condition and results of operations.

Further, if our Common Stock is delisted, we may seek to have our Common Stock quoted on an over-the-counter marketplace, such as on the OTCQX. The OTCQX is not a stock exchange, and if our Common Stock trades on the OTCQX rather than a securities exchange, there may be significantly less trading volume and analyst coverage of, and significantly less investor interest in, our Common Stock, which may lead to lower trading prices for our Common Stock.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable

Item 5. Other Information

During the fiscal quarter ended June 30, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (in each case, as defined in Item 408 of Regulation S-K).

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

4.1	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 29, 2026)
4.2*	Form of Series A Common Warrant
4.3*	Form of Series B Common Warrant
4.4*	Form of Series C Common Warrant
4.5	Form of Placement Agent Warrant (incorporated by reference to Exhibit 4.5 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 29, 2026)
10.1	Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 29, 2026)
10.2	Registration Rights Agreement (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 29, 2026)

10.3	Form of Lock-Up Agreement (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 29, 2026)
10.4	Placement Agency Agreement (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 29, 2026)
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934
32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(b) or 15d-14(b) of the Exchange Act and 18 U.S.C. Section 1350
101.0

The following materials from Salarius Pharmaceuticals, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, formatted in XBRL (eXtensible Business Reporting Language):(i) Unaudited Condensed Consolidated Balance Sheets, (ii) Unaudited Condensed Consolidated Statements of Operations (iii) Unaudited Condensed Consolidated Statements of Stockholders' Equity (Deficit), (iv) Unaudited Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Unaudited Consolidated Financial Statements.

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

DECOY THERAPEUTICS INC.

		By:	/s/ Frederick E. Pierce
Frederick E. Pierce Chief Executive Officer (Principal Executive Officer)

		By:	/s/ Mark J. Rosenblum
Mark J. Rosenblum Chief Financial Officer and Executive Vice President of Finance (Principal Financial Officer and Principal Accounting Officer)

Date:	August 12, 2026