Form 10-Q
period 2026-09-30
Decoy Therapeutics Inc.
filed 2026-11-12
CIK 1615219

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
OR
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

As of November 11, 2026, there were 2,385,282 shares of common stock outstanding.

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
•
our expectations regarding the expected benefits of, and potential value created by, the recently completed merger transaction between us and Legacy Decoy;
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
•
our ability to successfully commercialize our potential product candidates, if approved;
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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

DECOY THERAPEUTICS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2026	December 31, 2025
	(Unaudited)	Audited
Assets
Current assets:
Cash, cash equivalents, and restricted cash	$8,168,071	$10,709,937
Prepaid expenses and other current assets	212,313	275,223
Total current assets	8,380,384	10,985,160
Property and equipment, net	385,118	40,559
Other assets	27,670	30,988
Total assets	$8,793,172	$11,056,707
Liabilities, convertible preferred stock and stockholders' equity
Current liabilities:
Accounts payable	$778,612	$940,586
Accrued expenses and other current liabilities	637,781	861,748
Deferred revenue	2,690,521	3,225,581
Due to related party	139,823	139,823
Total current liabilities	4,246,737	5,167,738
Total liabilities	$4,246,737	$5,167,738
Commitments and contingencies (Note 5)
Stockholders' equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; 1,674 and 1,674 shares issued and outstanding at September 30, 2026 and December 31, 2025, respectively	-	-
Common stock, $0.0001 par value; 100,000,000 shares authorized; 2,385,282 and 531,968 shares issued and outstanding at September 30, 2026 and December 31, 2025, respectively	238	53
Additional paid-in capital	106,574,553	100,331,014
Accumulated deficit	(102,028,356)	(94,442,098)
Total stockholders' equity	4,546,435	5,888,969
Total liabilities and stockholders' equity	$8,793,172	$11,056,707

Historical common stock and additional paid-in capital amounts have been recast to reflect the 1-for-15 and 1-for-12 reverse stock splits effected on August 15, 2025 and March 6, 2026, respectively.

See accompanying notes to condensed consolidated financial statements.

DECOY THERAPEUTICS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Grant Revenue	$307,430	-	535,059	-
Operating expenses:
Research and development	$1,574,007	$61,826	$3,628,165	$253,741
General and administrative	1,746,559	833,304	4,607,161	3,325,649
Total operating expenses	3,320,566	895,130	8,235,326	3,579,390
Loss from operations	(3,013,136)	(895,130)	(7,700,267)	(3,579,390)
Interest income and other, net	$25,306	$21,663	114,009	38,565
Net loss	$(2,987,830)	$(873,467)	$(7,586,258)	$(3,540,825)

Net loss per share attributable to common stockholders — basic and diluted	$(3.53)	$(21.76)	$(11.91)	$(172.20)
Total net loss per share	$(3.53)	$(21.76)	$(11.91)	$(172.20)
Weighted-average number of common shares used in net loss per share attributable to common stockholders — basic and diluted	845,439	40,132	637,221	20,562

Historical common stock and additional paid-in capital amounts have been recast to reflect the 1-for-15 and 1-for-12 reverse stock splits effected on August 15, 2025 and March 6, 2026, respectively.

See accompanying notes to condensed consolidated financial statements.

DECOY THERAPEUTICS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2026	2025
Operating activities
Net loss	$(7,586,258)	$(3,540,825)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	44,419	3,318
Equity-based compensation	672,695	79,535
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(200,960)	(502,224)
Accounts payable	(200,385)	27,132
Accrued expenses and other	(323,967)	242,364
Deferred revenue	(535,060)	—
Net cash used in operating activities	(8,129,516)	(3,690,700)
Investing activities
Short term promissory note - Legacy Decoy	—	(200,000)
Purchase of fixed assets	(121,790)	—
Net cash used in investing activities	(121,790)	(200,000)
Financing activities
Proceeds from issuance of equity securities, net	5,709,440	6,487,718
Payments on note payable	—	(221,866)
Net cash provided by financing activities	5,709,440	6,265,852
Net increase (decrease) in cash	(2,541,866)	2,375,152
Cash, cash equivalents, and restricted cash at beginning of period	10,709,937	2,434,528
Cash, cash equivalents, and restricted cash at end of period	$8,168,071	$4,809,680
Supplemental cash flow information
Cash paid for interest	$—	$5,800
Accrued issuance costs for public offering	$138,412	$290,058
Property and equipment purchases in accounts payable	$—	$—
Property and equipment reclassified from prepaid expenses	$263,870	$—

See accompanying notes to condensed consolidated financial statements.

DECOY THERAPEUTICS INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(Unaudited)

	Common Stock		Preferred Stock		Additional Paid-In	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2024	8,006	1	—	—	83,435,312	(81,923,618)	1,511,695
Issuance of equity securities, net	3,559	—	—	—	226,170	—	226,170
Equity-based compensation expense	—	—	—	—	33,534	—	33,534
Net loss	—	—	—	—	—	(1,709,533)	(1,709,533)
Balance at March 31, 2025	11,565	1	—	—	83,695,016	(83,633,151)	61,866
Issuance of equity securities and other, net	253	—	—	—	43,080	—	43,080
Equity-based compensation expense	—	—	—	—	23,155	—	23,155
Net loss	—	—	—	—	—	(957,825)	(957,825)
Balance at June 30, 2025	11,818	1	—	—	83,761,251	(84,590,976)	(829,724)
Issuance of equity securities and other, net	66,889	7	—	—	5,928,403	—	5,928,410
Equity-based compensation expense	—	—	—	—	22,846	—	22,846
Net loss	—	—	—	—	—	(873,467)	(873,467)
Balance at September 30, 2025	78,707	8	—	—	89,712,500	(85,464,443)	4,248,065

Balance at December 31, 2025	531,968	53	1,674	—	100,331,014	(94,442,098)	5,888,969
Equity-based compensation expense	—	—	—	—	213,044	—	213,044
Net loss	—	—	—	—	—	(2,224,628)	(2,224,628)
Balance at March 31, 2026	531,968	53	1,674	—	100,544,058	(96,666,726)	3,877,385
Issuance of equity securities and other, net	—	—	—	—	2,611,144	—	2,611,144
Equity-based compensation expense	—	—	—	—	206,177	—	206,177
Net loss	—	—	—	—	—	(2,373,800)	(2,373,800)
Balance at June 30, 2026	531,968	53	1,674	—	103,361,379	(99,040,526)	4,320,906
Warrants exercised for cash, net	1,776,651	178	—	—	2,959,707	—	2,959,885
Equity-based compensation expense	76,663	7	—	—	253,467	—	253,474
Net loss	—	—	—	—	—	(2,987,830)	(2,987,830)
Balance at September 30, 2026	2,385,282	238	1,674	—	106,574,553	(102,028,356)	4,546,435

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

On August 15, 2025, the Company filed a Certificate of Amendment to the Company’s restated certificate of incorporation, as amended, with the Secretary of State of the State of Delaware to effect a 1-for-15 reverse stock split of the Company’s issued and outstanding shares of common stock, par value $0.0001 per share which became effective as of August 15, 2025. (the “2025 Reverse Stock Split”, and together with the 2026 Reverse Stock Split, the “Reverse Stock Splits”).

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

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries as of September 30, 2026. All significant intercompany balances and transactions have been eliminated in consolidation.

Unaudited Interim Financial Information

The accompanying interim financial statements are unaudited. These unaudited interim financial statements have been prepared in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. These unaudited interim financial statements should be read in conjunction with the audited financial statements and accompanying notes for the year ended December 31, 2025 included elsewhere in the Company's Annual Report on Form 10-K filed with the SEC on March 31, 2026. In the opinion of management, the unaudited interim financial statements reflect all the adjustments (consisting of normal recurring adjustments) necessary to state fairly the Company’s financial position as of September 30, 2026 and the results of operations for the three and nine months ended September 30, 2026 and 2025. The interim results of operations are not necessarily indicative of the results that may occur for the full fiscal year. The December 31, 2025 balance sheet included herein was derived from the audited financial statements, but does not include all disclosures, including notes, required by GAAP for complete financial statements.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America as defined by the FASB ASC requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Cash, Cash Equivalents, and Restricted Cash

Decoy considers all highly liquid investments with original maturities of three months or less to be cash equivalents. Approximately $2.5 million and $3.0 million of our September 30, 2026 and December 31, 2025 cash positions, respectively, are restricted for use under our Gates Foundation Grant Agreement.

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

Warrants

The Company determines whether warrants should be classified as a liability or equity. For warrants classified as liabilities, the Company estimates the fair value of the warrants at each reporting period using Level 3 inputs with changes in fair value recorded in the Condensed Consolidated Statement of Operations within change in fair value of warrant liability. The estimates in valuation models are based, in part, on subjective assumptions, including but not limited to stock price volatility, the expected life of the warrants, the risk-free interest rate and the fair value of the common stock underlying the warrants, and could differ materially in the future. In the event of warrants classified as a liability, the Company would adjust the fair value of the warrant liability at the end of each reporting period for changes in fair value from the prior period until the earlier of the exercise or expiration of the applicable warrant. For warrants classified as equity contracts, the Company allocates the transaction proceeds to the warrants and any other free-standing instruments issued in the transaction based on an allowable allocation method.

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

The number of potentially anti-dilutive shares, consisting of common shares underlying (i) common stock options, (ii) stock purchase warrants, (iii) rights entitling holders to receive warrants to purchase the Company's common shares, and (iv) restricted stock units which have been excluded from the computation of diluted loss per share, was approximately 5,721,481 and 657 shares as of September 30, 2026 and 2025, respectively.

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

The Company accounts for uncertain tax positions in accordance with the provisions of ASC 740. When uncertain tax positions exist, the Company recognizes the tax benefit of tax positions to the extent that the benefit will more likely than not be realized. The determination as to whether the tax benefit will more likely than not be realized is based upon the technical merits of the tax position as well as consideration of the available facts and circumstances. As of September 30, 2026 and December 31, 2025, the Company did not have any significant uncertain tax positions and no interest or penalties have been charged. The Company's practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company is subject to routine audits by taxing jurisdictions.

NOTE 3. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets at September 30, 2026 and December 31, 2025 consisted of the following:

	September 30, 2026	December 31, 2025
Prepaid insurance	$3,140	$—
Other prepaid expenses and current assets	209,173	275,223
Total prepaid expenses and other current assets	$212,313	$275,223

Other prepaid assets primarily include unamortized subscription fees, as well as security deposits related to our operating lease and equipment.

NOTE 4. DEFERRED REVENUE AND GRANT REVENUE

Cash received from grants in advance of incurring qualifying costs is recorded as deferred revenue and recognized as revenue when qualifying costs are incurred. Deferred revenue balances were $2.7 million and $3.2 million as of September 30, 2026 and December 31, 2025, respectively.

Legacy Decoy has received grants from two funding sources, including a private not-for-profit organization and a federal agency. Funds received in advance of services being performed are recorded as deferred revenue. Income under the not-for-profit and federal agency grants is recognized as labor and material costs are incurred. Labor costs are recognized based on actual salary costs incurred related to the projects, and material costs are recognized based on actual expenditures. Grant revenue was approximately $0.3 million and $0, for the three months ended September 30, 2026 and 2025, respectively; and $0.5 million and $0, for the nine months ended September 30, 2026 and 2025, respectively.

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

The Company had approximately $2.5 million and $2.4 million in restricted cash and deferred revenue related to this grant at September 30, 2026; and $2.9 million in both restricted cash and deferred revenue balance related to this grant at December 31, 2025.

The Company recognized grant revenue related to this grant of approximately $0.3 million and $0 for the three months ended September 30, 2026 and 2025, respectively; and $0.5 million and $0, for the nine months ended September 30, 2026 and 2025 respectively.

Johnson and Johnson Quickfire Grants

The Company received a grant from Johnson and Johnson through the U.S. government’s Blue Knight Program (Quickfire Grant) for experiments relating to the pharmacokinetics and tolerability of the aforementioned pan-Coronavirus inhibitor in the Human Airway Epithelium (HAE) model. On March 25, 2024 the Company received an additional $250,000 Quickfire Grant. At September 30, 2026 and December 31, 2025 the Company recorded the $250,000 proceeds from the Quickfire Grant in deferred revenue, and no revenue was recognized during each of the nine months ended September 30, 2026 and 2025.

Cancer Prevention and Research Institute of Texas

In June 2016, the Company entered into a Cancer Research Grant Contract with CPRIT. Pursuant to the contract, CPRIT awarded the Company $16.1 million to fund development of an LSD 1 inhibitor. The grant expired in 2023.

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

License Agreement with the University of Utah Research Foundation

In 2011, the Company entered into a license agreement with the University of Utah, under which the Company acquired a license to LSD 1. In exchange for the license, the Company issued 2% equity ownership in the Company based on a fully diluted basis at the effective date of the agreement and subject to certain adjustments specified in the agreement, granted revenue sharing rights on any resulting products or processes to commence on first commercial sale, and milestone payments based upon regulatory approval of any resulting product or process as well as on the second anniversary of first commercial sale.

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

The Company believes the recorded values of its financial instruments, including cash and cash equivalents, and accounts payable approximate their fair values due to the short-term nature of these instruments.

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

In addition to the Demand Note with the above mentioned officer/founder, one family member of an officer/founder of the Company had an outstanding Demand Note in the amount of $83,333, plus accrued interest of approximately $22,000 and an outstanding Promissory Note in the amount of $100,000, plus accrued interest of approximately $20,000. An agreement to exchange the notes for Salarius Series B Preferred Stock was executed and the notes were extinguished at the closing of the Merger in November 2025. During the second half of 2024 and first half of 2025, founders of Legacy Decoy loaned Legacy Decoy approximately $140,000 through non- interest bearing, open-ended maturity notes. As of July 22, 2025 these notes were amended to extend the maturity date to November 2026.

NOTE 8. STOCKHOLDERS' EQUITY

Warrant Inducement - September 2026

On September 22, 2026, the Company entered into a warrant inducement letter agreement (the “Inducement Letter”) with a holder (the “Holder”) of the Company’s outstanding Series A, Series B and Series C milestone-based common warrants issued on June 29, 2026 (the “Milestone Warrants”), pursuant to which the Holder agreed to exercise for cash, in full, the Series B Milestone Warrants (the “Existing Warrants”) to purchase an aggregate of 1,184,434 shares of the Company’s common stock, par value $0.0001 per share (the “Common Stock”).

Pursuant to the Inducement Letter, the Company agreed to reduce the exercise price of the Existing Warrants from $5.91 per share to $3.25 per share. In connection with the transaction, the exercise price of the Company's outstanding Series A Milestone Warrants and Series C Milestone Warrants was also reduced from $5.91 per share to $3.25 per share; the other terms of such warrants were not amended. The Existing Warrants were exercised in full on September 22, 2026, and the transaction closed on September 23, 2026, resulting in aggregate gross proceeds to the Company of approximately $3.85 million, before deducting placement agent fees and other expenses. The Company intends to use the net proceeds for working capital and other general corporate purposes.

As consideration for the immediate exercise of the Existing Warrants, on September 23, 2026, the Company issued to the Holder in a private placement new unregistered warrants (the “New Warrants”) to purchase up to 2,368,868 shares of Common Stock, representing 200% of the number of shares underlying the exercised Existing Warrants, replacing the June 2026 Milestone B warrants. The New Warrants have an exercise price of $3.25 per share, are exercisable immediately upon issuance and will expire on the fifth anniversary of the date of issuance.

Private Placement Transaction - June 2026

On June 26, 2026, the Company entered into a Securities Purchase Agreement (the "Purchase Agreement") with the Holder for a private placement (the "Private Placement") of the Company's securities. Pursuant to the Purchase Agreement, the Company issued and sold to the Holder, at a purchase price of $5.91 per share (the "Per Share Purchase Price"), (i) an aggregate of 592,217 shares of the Company's common stock, par value $0.0001 per share, or pre-funded warrants in lieu thereof for any portion of the Holder's investment that would otherwise result in the Holder exceeding the Beneficial Ownership Limitation (the "Pre-Funded Warrants"), and (ii) accompanying milestone-based Series A, Series B and Series C common warrants. The purchase price per Pre-Funded Warrant was equal to the Per Share Purchase Price, less $0.0001. The Series A, Series B and Series C Warrants entitle the Holder to purchase up to 100%, 200% and 200%, respectively, of the number of shares purchased (including shares underlying the Pre-Funded Warrants), in each case at an exercise price of $5.91 per share. During three months ended September 30, 2026, all Series B warrants were exercised at $3.25 per share and the exercise price of Series A and Series C warrants is reduced to $3.25 per share. Each Milestone Warrant will expire on the earlier of (i) the 90th day following the date of the applicable Milestone Event and (ii) June 26, 2031. With respect to the Series A Warrants, the “Milestone Event” means the later of (a) the date of the filing by the Company of a Clinical Trial Application with the applicable competent regulatory authority in the European Economic Area to commence a Phase 1 clinical trial and (b) the date the Company obtains approval of its stockholders for the exercise of the Milestone Warrants and the issuance of the underlying shares of Common Stock as required under the applicable Nasdaq rules and regulations

(the "Stockholder Approval Date"). With respect to the Series B Warrants, the “Milestone Event” means the later of (a) the date on which the Company provides notice to the holder of the Company’s receipt of formal written approval from the Medicines and Healthcare products Regulatory Agency to conduct a Phase 2a human challenge trial in the United Kingdom and (b) the Stockholder Approval Date. With respect to the Series C Warrants, the “Milestone Event” means the later of (a) the Company’s public announcement that the Phase 2a human challenge trial conducted in the United Kingdom met its primary endpoint and (b) the Stockholder Approval Date.

Gross proceeds from the Private Placement were approximately $3.5 million, before deducting placement agent fees and other offering expenses, and excluding any proceeds from future exercise of the Milestone Warrants. The Private Placement closed on June 29, 2026.

All Pre-Funded Warrants were exercised during the three months ended September 30, 2026.

Common Stock Issuances

During the nine months ended September 30, 2025 the Company sold 38,458 shares of common stock in an "at the market offering" with gross proceeds of $2.8 million.

The Company issued 32,250 shares of common stock with proceeds of $4.5 million during the nine months ended September 30, 2025 pursuant to the ELOC Agreement.

Preferred Stock Issued to Legacy Decoy Stockholders and Debtholders

In November 2025, the Company issued 877.709 shares of Series A Non-Voting Convertible Preferred Stock (the "Series A Stock") and 796.306 shares of Series B Non-Voting Convertible Preferred Stock (the "Series B Stock") to former Legacy Decoy stockholders and debtholders. In connection with the adjustment to the conversion ratio in the certificate of designations for the Series A and Series B Preferred stock triggered by the offering, the number of Company common shares underlying the issued and reserved shares of Series A and Series B Preferred Stock is 401,126. The shares of Series A Preferred Stock and Series B Preferred Stock are not convertible into common stock until such time as the Company’s stockholders approve such conversion in accordance with Nasdaq Rule 5635 and the approval of the Company’s initial listing application with Nasdaq. As of September 30, 2026 and December 31, 2025, no shares have been converted.

Warrants (see also Private Placement Transaction and Warrant Inducement above)

In connection with the offering that closed on November 12, 2025, Salarius issued pre-funded warrants to purchase up to 179,361 shares of Common Stock. All pre-funded warrants from this offering were fully exercised as of December 31, 2025. The Company also issued Series A warrants to purchase up to 388,889 shares of Common Stock, Series B warrants to purchase up to 388,889 shares of Common Stock, and up to 58,333 additional shares of Common Stock, Series A warrants to purchase up to an additional 58,333 shares of Common Stock and Series B warrants to purchase up to an additional 58,333 shares of Common Stock that may be purchased pursuant to a 45-day option to purchase additional securities granted to the Representative by the Company. The Company also issued warrants to the Representative to purchase up to 22,218 shares of Common Stock at an exercise price of $27.90 (the “Representative Warrants”). The Representative Warrants are exercisable at any time and from time to time, in whole or in part, until November 11, 2030, and have substantially similar terms to the Series A warrants. All Series A warrants, Series B warrants and Representative Warrants are outstanding at September 30, 2026 and December 31, 2025. All numbers were adjusted for the 1-for-12 reverse stock split, effective on March 6, 2026.

As of September 30, 2026 approximately 5,291,598 warrants remained outstanding.

Warrants	Weighted Average

		Exercise Price
Outstanding at December 31, 2024	3,116	$6,162
Expired	(109)
Canceled	(2,526)
Outstanding at September 30, 2025	481

Outstanding at December 31, 2025	932,991	$26.06
Granted	6,135,368	$3.25
Exercised	(1,776,651)
Expired	(110)
Outstanding at September 30, 2026	5,291,598	$7.27

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

NOTE 9. EQUITY-BASED COMPENSATION

Equity Incentive Plans

The Company has granted options to employees, directors, and consultants under the 2015 Equity Incentive Plan (the "2015 Plan"). The 2015 Plan expired in accordance with its terms in January 2025 and the 2026 Equity Incentive Plan was approved by its stockholders in February 2026. The 2026 Equity Incentive Plan provides for the grant of incentive stock options ("ISOs"), nonstatutory stock options, restricted stock awards, restricted stock units, stock appreciation rights, performance-based stock awards and other stock-based awards. Additionally, the 2026 Equity Incentive Plan provides for the grant of performance-based cash awards. ISOs may be granted only to the Company's employees. All other awards may be granted to the Company's employees, including officers, and to non-employee directors and consultants.

During the three and nine months ended September 30, 2026, the Company awarded 76,663 shares of restricted stock to its officers and directors, pursuant to the plan described above. The restricted stock awards are valued at the closing price of $3.05 of the Company's common stock on the grant date, and generally vest over one to three years. Total fair value of the restricted stock awards during the three and nine months ended September 30, 2026 is $0.2 million. No restricted stock awards were awarded during the three and nine months ended September 30, 2025.

During the three and nine months ended September 30, 2026 and 2025, the Company awarded 15,004 and 0 stock options, to its employees, pursuant to the plan described above. Stock options are valued using the Black-Scholes option pricing model and compensation cost is recognized based on the resulting value over the service period. Expected volatilities utilized in the model are based on implied volatilities from traded stocks of peer companies. Similarly, the dividend yield is based on historical experience and the estimate of future dividend yields. The risk-free interest rate is derived from the U.S. Treasury yield curve in effect at the time of grant. The expected term of the options is based on the average period the stock options are expected to remain outstanding. The fair value of the option grants awarded during the three and nine months ended September 30, 2026 was $0.04 million, which has been estimated with the following assumptions on the grant date.

Three and nine months ended September 30, 2026
Risk-free interest rate	4.56%
Volatility	134.67%
Expected life (years)	6
Expected dividend yield	0%

The following table summarizes stock option activity for employees and non-employees for the three and nine months ended September 30, 2026 and 2025:

	Shares	Weighted- Average Exercise Price	Weighted Average Remaining Contractual Term (in years)
Outstanding at December 31, 2024	175	$12,015.00	8.2
Granted	—
Exercised	—
Forfeited	—
Expired	—
Outstanding at September 30, 2025	175	$11,953.56	7.46
Exercisable at September 30, 2025	161	$12,632.16	7.41
			.
Outstanding at December 31, 2025	13,723	$480.70	7.51
Granted	15,004
Exercised	—
Forfeited	—
Expired	—
Outstanding at September 30, 2026	28,727	$231.08	8.42
Exercisable at September 30, 2026	16,391	$351.90	7.51

(1)
Shares and weighted average exercise price have been recast to reflect the 1-for-15 and 1-for-12 reverse stock splits effected on August 15, 2025 and March 6, 2026, respectively.

As of September 30, 2026 and December 31, 2025, there was approximately $0.5 million and $1.1 million, respectively, of total unrecognized compensation cost related to unvested stock options. Total unrecognized compensation cost will be adjusted for future changes in employee and non-employee forfeitures, if any. The Company expects to recognize that cost over a remaining weighted-average period of 1.61 years.

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

For the three and nine months ended September 30, 2026 and 2025, the Company identified one operating and reportable segment relating to its operations. The Company defines its operating segment based on internally reported financial information that is regularly reviewed by the Chief Operating Decision Maker (the "CODM"), its Chief Executive Officer. The CODM reviews the segment’s loss based on net loss reported on the consolidated statement of operations.

The Company’s CODM views specific categories within research and development expenses and general and administrative expenses as significant given the direct correlation between cash burn as a pre-revenue company. The table below is a summary of the segment loss, including significant segment expenses:

	Three-Months Ended September 30		Nine-Months Ended September 30
	2026	2025	2026	2025

Grant Revenue	$307,430	$-	$535,059	$-
Expenses:
Research and development:
SP-3164	$-	$20,769	$15,160	$50,212
SP-2577	40,853	41,057	74,930	203,529
IMP[3]ACT (Designable Multi-Antivirals)	1,533,154	-	3,538,075	-
General and administrative:
Professional services and Consulting	810,446	368,400	2,397,051	2,117,509
Personnel cost	695,213	180,897	1,559,193	612,938
Insurance expenses	118,866	172,618	361,523	588,527
Facility cost and other	122,034	111,389	289,395	6,675
Loss from operations	3,013,136	895,130	7,700,268	3,579,390
Interest income, net	25,306	21,663	114,010	38,565
Net loss	$2,987,830	$873,467	$7,586,258	$3,540,825

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

Recent Developments

Warrant Inducement

On September 22, 2026, we entered into a warrant inducement letter agreement (the “Inducement Letter”) with a holder (the “Holder”) of our outstanding Series A, Series B and Series C milestone-based common warrants issued on June 29, 2026 (the “Milestone Warrants”), pursuant to which the Holder agreed to exercise for cash, in full, the Series B Milestone Warrants (the “Existing Warrants”) to purchase an aggregate of 1,184,434 shares of our common stock, par value $0.0001 per share (the “Common Stock”).

Pursuant to the Inducement Letter, we agreed to reduce the exercise price of the Existing Warrants from $5.91 per share to $3.25 per share. In connection with the transaction, the exercise price of our outstanding Series A Milestone Warrants and Series C Milestone Warrants was also reduced from $5.91 per share to $3.25 per share; the other terms of such warrants were not amended. The Existing Warrants were exercised in full on September 22, 2026, and the transaction closed on September 23, 2026, resulting in aggregate gross proceeds to the Company of approximately $3.85 million, before deducting placement agent fees and other expenses. We intend to use the net proceeds for working capital and other general corporate purposes.

As consideration for the immediate exercise of the Existing Warrants, on September 23, 2026, we issued to the Holder in a private placement new unregistered warrants (the “New Warrants”) to purchase up to 2,368,868 shares of Common Stock, representing 200% of the number of shares underlying the exercised Existing Warrants. The New Warrants have an exercise price of $3.25 per share, are exercisable immediately upon issuance and will expire on the fifth anniversary of the date of issuance.

Results of Operations

Three months ended September 30, 2026 Compared to the three months ended September 30, 2025

The following table sets forth the condensed consolidated results of our operations for the three months ended September 30, 2026 compared to September 30, 2025.

	Three Months Ended September 30,		$ Change	%
	2026	2025
Grant Revenue	$307,430	$-	$307,430	-
Research and development expenses	1,574,007	61,826	1,512,181	2446%
General and administrative expenses	1,746,559	833,304	913,255	110%
Interest income and other, net	25,306	21,663	3,643	17%
Net loss	$2,987,830	$873,467	2,114,363	242%

Grant Revenue

Grant revenue, which was derived solely from the Gates Foundation grant, was $0.3 million and $0 million during the three months ended September 30, 2026 and 2025, respectively. The increase in revenue was due to an increase in overall expenses allowed by the grant. Given the nature of the development process, grant revenue will fluctuate depending on the stage of development and the timing of expenses.

Research and Development Expenses

Research and development expenses increased during the three months ended September 30, 2026 compared to the same period in 2025 primarily related to the Merger in November 2025 and the resulting addition of the IMP3ACT (Designable Multi-Antivirals) program. We anticipate higher research and development expense in upcoming quarters as the Company continues on its intended path to file an IND application with the FDA or the European equivalent CTA during the second half of 2027.

	SP-2577		SP-3164		IMP3ACT
Research and development costs by candidates and by categories:	Three months ended September 30,
	2026	2025	2026	2025	2026	2025
Outsourced research and development costs	476	30,111	—	5,250	626,288	—

Employee-related costs	—	—	—	—	677,959	—
Manufacturing and laboratory costs	40,376	10,946	—	15,519	228,908	—
Total research and development costs	$40,852	$41,057	$—	$20,769	$1,533,155	$—

General and Administrative Expenses

General and administrative expenses were $1.7 million during the three months ended September 30, 2026, compared to $0.8 million for the three months ended September 30, 2025. The increase was primarily attributable to the inclusion of Legacy Decoy's operations in the current quarter following the Merger, which closed in November 2025.

Nine months ended September 30, 2026 Compared to the nine months ended September 30, 2025

The following table sets forth the condensed consolidated results of our operations for the nine months ended September 30, 2026 compared to September 30, 2025.

	Nine Months Ended September 30,		$ Change	%
	2026	2025
Grant Revenue	$535,059	$-	$535,059	-
Research and development expenses	3,628,165	253,741	3,374,424	1330%
General and administrative expenses	4,607,161	3,325,649	1,281,512	39%
Interest income and other, net	114,009	38,565	75,444	196%
Net loss	$7,586,258	$3,540,825	4,045,433	114%

Grant Revenue

Grant revenue, which was derived solely from the Gates Foundation grant, was $0.5 million and $0 million for the nine months ended September 30, 2026 and 2025, respectively. The increase in revenue was due to an increase in overall expenses allowed by the grant. Given the nature of the development process, grant revenue will fluctuate depending on the stage of development and the timing of expenses.

Research and Development Expenses

Research and development expenses increased during the nine months ended September 30, 2026 compared to the same period in 2025 primarily related to the Merger in November 2025 and the resulting addition of the IMP3ACT (Designable Multi-Antivirals) program. We anticipate higher research and development expense in upcoming quarters as the Company continues on its intended path to file an IND application with the FDA or the European equivalent CTA during the second half of 2027.

	SP-2577		SP-3164		IMP3ACT
Research and development costs by candidates and by categories:	Nine months ended September 30,
	2026	2025	2026	2025	2026	2025
Outsourced research and development costs	23,090	102,398	—	5,250	1,284,791	—
Employee-related costs	—	—	—	—	1,605,574	—
Manufacturing and laboratory costs	51,840	101,131	15,160	44,962	647,710	—
Total research and development costs	$74,930	$203,529	$15,160	$50,212	$3,538,075	$—

General and Administrative Expenses

General and administrative expenses were $4.6 million during the nine months ended September 30, 2026, compared to $3.3 million for the nine months ended September 30, 2025. The increase was primarily attributable to the inclusion of Legacy Decoy's operations in the current quarter following the Merger, which closed in November 2025.

Liquidity and Capital Resources

Overview

Since inception, we have incurred operating losses and we anticipate that we will continue to incur losses for the foreseeable future. We have not generated any cash inflows from product sales. We do not know when, or if, we will generate any revenue from product sales. We do not expect to generate any revenue from product sales unless and until we obtain regulatory approval for and commercialize any of our potential product candidates, all of which are in early stages of development.

As of September 30, 2026, cash, cash equivalents, and restricted cash totaled $8.1 million, which were held in bank deposit accounts and a money market account. Approximately $2.5 million of our September 30, 2026 cash position is restricted for use under our Gates Foundation Grant Agreement and can only be used for specific development purposes. Working capital totaled $4.1 million as of September 30, 2026. Our cash, cash equivalents, and restricted cash balance decreased during the nine months ended September 30, 2026, primarily due to cash used in operating activities. We believe our current restricted cash and cash equivalents will be sufficient to fund our current and restructured operations into early 2027.

In June 2026, we closed a private placement pursuant to which we sold an aggregate of 592,217 shares of our common stock (or pre-funded warrants in lieu thereof) at a purchase price of $5.91 per share, together with accompanying milestone-based Series A, Series B and Series C common warrants. We received gross proceeds of approximately $3.5 million from this private placement, before deducting placement agent fees and other offering expenses.

In September 2026, we entered into a warrant inducement letter agreement with the holder of the above mentioned milestone-based warrant, pursuant to which the holder agreed to exercise for cash, in full, the Series B Milestone Warrants to purchase an aggregate of 1,184,434 shares of our common stock with aggregate gross proceeds of approximately $3.85 million, before deducting placement agent fees and other expenses.

During the nine months ended September 30, 2025 the Company sold 38,458 shares of common stock in an "at the market offering" with gross proceeds of $2.8 million.

The Company issued 32,250 shares of common stock with proceeds of $4.5 million during the nine months ended September 30, 2025 pursuant to the ELOC Agreement. No sales of common stock under either program were made during the nine months ended September 30, 2026.

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

Cash Flows

	Nine Months Ended September 30,
Net cash (used in) provided by:	2026	2025
Operating activities	$(8,129,516)	$(3,690,700)
Investing activities	(121,790)	(200,000)
Financing activities	5,709,440	6,265,852
Net increase (decrease) in cash, cash equivalents, and restricted cash	$(2,541,866)	$2,375,152

Operating Activities

Net cash used in operating activities was $8.1 million in the current period, an increase of approximately $4.4 million from the same period in 2025. The increase is primarily due to higher operating expenses during the current period compared to the same period in 2025, including research and development associated with the development of the IMP3ACT Platform, professional costs associated with our Special Meeting of Shareholders in February 2026 and current period payments to lower accounts payable and accrued expense balances.

Investing Activities

Net cash used in investing activities was $0.1 million for the nine months ended September 30, 2026, primarily attributable to lab equipment purchase, no such purchases were made during the nine months ended September 30, 2025. Further, during the nine months ended September 30, 2025, the Company used $0.2 million related to the short term promissory note issued to Legacy Decoy.

Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2026 and 2025 was $5.7 million and $6.3 million, respectively. The decrease was primarily attributable to the Company's sale of equity securities under a private placement arrangement and warrant inducement program during the nine months ended September 30, 2026, as compared to proceeds from the ATM & ELOC program during the same period of 2025.

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

There have been no material changes to our critical accounting policies from those described in "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in our Annual Report on Form 10-K filed with the SEC on March 31, 2026.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of September 30, 2026. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2026, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

During the three months ended September 30, 2026, there were no significant changes in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable

Item 5. Other Information

During the fiscal quarter ended September 30, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (in each case, as defined in Item 408 of Regulation S-K).

Item 6. Exhibits

Exhibit number	Description of Document
3.1	Amended and Restated Certificate of Incorporation of the Registrant, (incorporated by reference to Exhibit 3.1 of the Form 8-K filed on February 9, 2015)
3.2

Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant filed with the Secretary of State of Delaware on July 18, 2019 (incorporated by reference to Exhibit 3.1 of the Form 8-K filed on July 22, 2019)

3.3

Certificate of Amendment to the Amended and Restated Certificate of Incorporation filed with the Secretary of State of Delaware on October 14, 2022 (incorporated by reference to Exhibit 3.1 of the Form 8-K filed on October 14, 2022)

3.4	Amended and Restated Bylaws of the Registrant, effective July 19, 2019 (incorporated by reference to Exhibit 3.2 of the Form 8-K filed on July 22, 2019)
3.5	Amendment to Amended and Restated Bylaws of the Registrant, effective April 1, 2022 (incorporated by reference to Exhibit 3.1 of the Form 8-K filed on April 1, 2022)
3.6

Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Salarius Pharmaceuticals, Inc., effective June 14, 2024 (incorporated by reference to Exhibit 3.1 of the Form 8-K filed on June 14, 2024)

3.7

Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Salarius Pharmaceuticals, Inc., effective August 15, 2025 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 15, 2025)

3.8

Form of Certificate of Designation of Series A Non-Voting Convertible Preferred Stock (incorporated by reference to Exhibit 2.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 18, 2025)

3.9

Form of Certificate of Designation of Series B Non-Voting Convertible Preferred Stock (incorporated by reference to Exhibit 2.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 18, 2025).

3.10

Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Salarius Pharmaceuticals, Inc., effective January 8, 2026 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 8, 2026).

3.11

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

4.1*	Form of Common Warrant
10.1

Form of Warrant Inducement Letter Agreement, dated September 22, 2026, by and between the Registrant and the Holder (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 23, 2026)

31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934
31.2*	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934
32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(b) or 15d-14(b) of the Exchange Act and 18 U.S.C. Section 1350
101.0

The following materials from Decoy Therapeutics Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2026, formatted in XBRL (eXtensible Business Reporting Language):(i) Unaudited Condensed Consolidated Balance Sheets, (ii) Unaudited Condensed Consolidated Statements of

Operations (iii) Unaudited Condensed Consolidated Statements of Stockholders' Equity (Deficit), (iv) Unaudited Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Unaudited Consolidated Financial Statements.

104	Cover Page Interactive Data File (embedded within the inline XBRL document and included in Exhibit 101)

* Filed herewith.

** The material contained in Exhibit 32.1 is not deemed “filed” with the SEC and is not to be incorporated by reference into any filing of the Company under the Securities Act of 1933 or the Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation language contained in such filing, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DECOY THERAPEUTICS INC.

		By:	/s/ Frederick E. Pierce
Frederick E. Pierce Chief Executive Officer (Principal Executive Officer)

		By:	/s/ Mark J. Rosenblum
Mark J. Rosenblum Chief Financial Officer and Executive Vice President of Finance (Principal Financial Officer and Principal Accounting Officer)

Date:	November 12, 2026